Form 10-Q
period 1996-05-31
PORTOLA PACKAGING INC
filed 1996-07-11
CIK 788983

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ______ to ______

                             COMMISSION FILE NO. 33-95318

                               PORTOLA PACKAGING, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                94-1582719
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                                 890 FAULSTICH COURT
                              SAN JOSE, CALIFORNIA 95112
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                    (408) 453-8840
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X  NO   .
                                        ---   ---

11,813,062 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,678,070 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at July 2, 1996.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES

                                        INDEX

Part I - Financial Information                             Page
- - ------------------------------                             -----

Item 1.  Financial Statements

         Consolidated Balance Sheets at
         May 31, 1996 (Unaudited)
         and August 31, 1995 (Audited) ................      3

         Unaudited Consolidated Statements of
         Operations for the Three and Nine Months Ended
         May 31, 1996 and 1995 ........................       5

         Unaudited Consolidated Statements of
         Cash Flows for the Nine Months Ended
         May 31, 1996 and 1995 ........................       6

         Notes to Consolidated Financial Statements
         (Unaudited)...................................       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.      10

Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K ............     14

Signatures ............................................     15

Exhibit Index .........................................     16

PART I - FINANCIAL INFORMATION
- - ------------------------------
ITEM 1.  FINANCIAL STATEMENTS



                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              MAY 31,        AUGUST 31,
                                               1996             1995
                                            -----------      ----------
                                            (UNAUDITED)

                   ASSETS


Current assets:
   Cash and cash equivalents                    $10,885           $763
   Short term investments                                        1,000
   Accounts receivable, net of allowance for
     doubtful accounts of $707 and $813,
     respectively                                22,841         20,323
   Inventories                                    9,956          9,833
   Other current assets                           3,358          2,300
   Deferred income taxes                          2,068          2,248
                                              ----------      ----------
         Total current assets                    49,108         36,467

   Notes receivable                                 384            518
   Property, plant and equipment, net            65,375         53,132
   Goodwill, net of accumulated amortization
    of $2,360  and $1,314, respectively          21,947         21,580
   Patents, net of accumulated amortization
    of $11,646 and $10,413, respectively          6,374          7,607
   Covenants not to compete, net of accumulated
    amortization of $2,651 and $1,393,
    respectively                                  4,037          5,295
   Debt financing costs, net of accumulated
    amortization of $375 and $526, respectively   4,105          1,937
   Other assets                                   5,915          3,790
                                              ----------      ----------

      Total assets                             $157,245       $130,326
                                              ----------      ----------
                                              ----------      ----------



                                   Continued

The accompanying notes are an integral part of these financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              MAY 31,         AUGUST 31,
                                               1996              1995
                                            ----------        ----------
                                            (UNAUDITED)

   LIABILITIES, REDEEMABLE WARRANTS, COMMON
     STOCK AND OTHER STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt               $573             $5,668
   Accounts payable                               7,250              7,796
   Accrued liabilities                            7,731              7,449
   Accrued interest                               2,023                796
                                               ----------        ----------
      Total current liabilities                  17,577             21,709

Long term debt, less current portion            117,446             86,244
Other long term obligations                       4,736              3,911
Deferred income taxes                             7,946              8,103
                                               ----------        ----------
      Total liabilities                         147,705            119,967
                                               ----------        ----------

Contingencies (Note 4)

Redeemable warrants to purchase Class A
 common stock                                     4,317              3,665
                                               ----------        ----------

Common stock and other stockholders' equity:

 Class A convertible common stock of $.001
  par value:
   Authorized: 2,503 shares; Issued 2,135
    shares and none                                   2                  -
  Class B, Series 1, common stock of $.001
   par value:
     Authorized: 17,715 shares; Issued: 8,492
      and 9,225 shares                                9                  9
   Class B, Series 2, convertible common stock
    of $.001 par value:
     Authorized: 2,571 shares; Issued: 1,171
       and 2,571 shares                               1                  3
   Additional paid in capital                     9,213              9,205
   Notes receivable from stockholders              (494)              (362)
   Cumulative foreign currency translation
    adjustments                                       -                 (8)
   Accumulated deficit                           (3,508)            (2,153)
                                               ----------        ----------
     Total common stock and other
      stockholders' equity                        5,223              6,694
                                               ----------        ----------

       Total liabilities, redeemable warrants,
         common stock and other stockholders'
         equity                                $157,245           $130,326
                                               ----------        ----------
                                               ----------        ----------


The accompanying notes are an integral part of these financial statements.

                 PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   THREE MONTHS                  NINE MONTHS
                                   ENDED MAY 31,                 ENDED MAY 31,
                                   ------------                  ------------
                                1996           1995           1996           1995
                                ----           ----           ----           ----
                                   (UNAUDITED)                   (UNAUDITED)

Sales                             $41,373        $30,877        $115,250       $86,462
Cost of sales                      29,359         24,144          85,216        65,674
                                  -------        -------       ---------      --------
   Gross profit                    12,014          6,733          30,034        20,788
                                  -------        -------       ---------      --------

Selling, general & administrative   5,377          2,987          13,622         9,973
Research and development              569            422           1,576           943
Amortization of intangibles         1,343            982           3,537         2,547
                                  -------        -------       ---------      --------
                                    7,289          4,391          18,735        13,463
                                  -------        -------       ---------      --------
   Income from operations           4,725          2,342          11,299         7,325
                                  -------        -------       ---------      --------

Other (income) expense:
   Interest income                   (369)           (32)         (1,053)         (104)
   Interest expense                 3,246          2,232           9,626         6,235
   Amortization of debt
     financing costs                  114             91             375           360
   Other (income) expense, net         65            118             127           (60)
                                  -------        -------       ---------      --------
                                    3,056          2,409           9,075         6,431

                                  -------        -------       ---------      --------
   Income (loss) before
     extraordinary item and
     income taxes                   1,669            (67)          2,224           894

Income taxes                          907           (213)          1,662           517

                                  -------        -------       ---------      --------
   Income before extraordinary item   762            146             562           377

Extraordinary item, net of tax
  benefit of $844                                                  1,265

                                  -------        -------       ---------      --------
   Net income (loss)                 $762           $146           ($703)         $377
                                  -------        -------       ---------      --------
                                  -------        -------       ---------      --------

Net income (loss) for common
  stockholders                       $533            ($6)        ($1,355)         ($80)

Earnings (loss) per common share:
   Income (loss) before
     extraordinary item             $0.05          $0.00          ($0.01)       ($0.01)
   Net income (loss)                $0.05          $0.00          ($0.12)       ($0.01)

Number of shares used in computing
  per share amount                 11,798         11,106          11,656        11,275




The accompanying notes are an integral part of these financial statements

                         PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)


                                                       NINE MONTHS
                                                       ENDED MAY 31,
                                                       ------------
                                                   1996             1995
                                                   ----             ----
                                                        (UNAUDITED)
Cash flows provided by operating activities:
   Net income (loss)                                 ($703)         $377
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization                  11,349         9,089
     Deferred income taxes                              23        (1,426)
     Loss on property and equipment dispositions       126
     Provision for losses on accounts receivable       204           147
     Extraordinary loss on extinguishment of debt    1,952
   Changes in working capital:
        Accounts receivable                         (2,829)       (1,567)
        Inventories                                   (123)       (2,778)
        Other current assets                        (1,058)          774
        Accounts payable                              (546)       (1,910)
        Accrued liabilities                            282           172
        Accrued interest                             1,227            42
                                                   -------        -------
       Net cash provided by operating activities     9,904         2,920
                                                   -------        -------

Cash flows used in investing activities:
   Additions to property and equipment             (19,743)        (8,247)
   Proceeds from sale of property and equipment                       287
   Payment for acquisition, net of cash acquired    (1,445)
   Proceeds from short term investments              1,000
   Issuance of notes receivable                                     (173)
   Increase in other assets                           (473)         (856)
                                                   -------        -------

       Net cash used in investing activities       (20,661)       (8,989)
                                                   -------        -------

Cash flows provided by financing activities:
   Repayments under debt arrangements              (88,443)       (9,454)
   Borrowings under debt arrangements              114,357        14,322
   Payment of loan fees                             (4,324)
   Sales of common stock                                 8            67
   Payment under covenants                            (719)         (595)
   Repayment of note receivable from stockholders                     15
                                                   -------        -------
       Net cash provided by financing activities    20,879         4,355
                                                   -------        -------
         Increase (decrease) in cash                10,122        (1,714)

Cash and cash equivalents at beginning of period       763         2,219
                                                   -------        -------

Cash and cash equivalents at end of period         $10,885          $505
                                                   -------        -------
                                                   -------        -------


The accompanying notes are an integral part of these financial statements.

                       Portola Packaging, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.  BASIS OF PRESENTATION:

    The consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit (except for the balance sheet information as of August 31, 1995) and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITION:

    On September 1, 1995 the Company completed the acquisition of the 50% interest it had not previously owned in Cap Snap (UK) Ltd., now known as Portola Packaging Ltd. ("Portola Packaging (UK)") for a purchase price of approximately $1.5 million. Portola Packaging (UK) is a British corporation engaged in manufacturing and distributing small closures in the United Kingdom. The transaction has been accounted for as a purchase and the results of operations subsequent to the acquisition date have been consolidated with the Company. Portola Packaging (UK) is being operated as an "unrestricted subsidiary". Accordingly, amounts that may be invested by the Company in Portola Packaging (UK) are subject to limitations pursuant to the terms of the Indenture pertaining to the senior notes issued in October 1995 (see Note 3).

    Consideration for the acquisition was allocated as follows:

Total consideration paid                 $1,463,000
Fair value of net assets acquired           159,000
                                         ----------
Goodwill                                 $1,304,000
                                         ----------
                                         ----------


3.  NOTES OFFERING:

    On October 2, 1995 the Company completed an offering of $110 million of senior notes that mature on October 1, 2005 and bear interest at 10.75%. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. Of the approximately $106 million net proceeds of the offering, $83 million was used to retire the Company's outstanding debt under its senior term loans, revolving facility and senior subordinated notes, $7.2 million was used to purchase the Company's San Jose, California facilities, $10.8 million was used to purchase machinery and equipment, $3 million was used to make a loan to the Company's 50% joint venture in Mexico and $2 million was used for working capital needs.

                       Portola Packaging, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements, continued
                                     (Unaudited)


3.  NOTES OFFERING, continued:

    Concurrently with the offering, the Company entered into a new five-year senior revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, property, plant and equipment, which serve as collateral for the line. The credit facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates and (viii) make restricted junior payments. At May 31, 1996 no amounts were outstanding under this credit facility and the full amount was available for draw.

4.  CONTINGENCIES:

    The Company has been engaged in patent infringement litigation with Scholle Corporation ("Scholle"), which commenced an action against the Company in the United States District Court, Northern District of California in July 1992 alleging that the Company infringed upon certain patents of Scholle relating to five-gallon non-spill closures. In February 1995, a jury rendered a verdict adverse to the Company, which verdict was entered by the court on January 2,1996, making the Company liable for damages of $0.01 per closure unit sold. In June 1996, the Company entered into a settlement agreement with Scholle, the terms of which provide for the grant by Scholle of a non-exclusive license to use certain of its patents and the payment by the Company of a royalty in the amount of $0.01 per five gallon non-spill closure unit. The Company remained liable for damages of $0.01 per closure unit sold prior to the date of execution and delivery of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996.
Such amount had been previously accrued in the Company's financial statements.

    The Company is also party to a number of other lawsuits and claims arising out of the normal course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                       Portola Packaging, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements, continued
                                     (Unaudited)


5.  INVENTORIES:

Inventories at May 31, 1996 and August 31, 1995 consisted of:


                          MAY 31,               AUG 31,
                           1996                  1995
                           ----                  ----
                       (unaudited)

Raw materials            $4,593                  $4,850
Work in process             849                   1,455
Finished goods            4,514                   3,528
                       ---------               ----------
 Total inventories       $9,956                  $9,833
                       ---------               ----------
                       ---------               ----------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1996 AND 1995
           (amounts in thousands)



     Sales increased $10.5 million or 34.0% to $41.4 million for the three months ended May 31, 1996 from $30.9 million for the same period in fiscal 1995 and $28.8 million or 33.3%, to $115.3 million for the nine months ended May 31, 1996 from $86.5 million for the nine months ended May 31, 1995. These increases were primarily due to increases in domestic closure sales, increases in equipment sales, and increases in sales from operations in the United Kingdom and Canada that were acquired subsequent to the third quarter of fiscal 1995. The Company anticipates sales to continue to increase in the fourth quarter of fiscal 1996 compared to the fourth quarter of fiscal 1995.

    Cost of sales increased $5.2 million or 21.6% to $29.3 million for the three months ended May 31, 1996 from $24.1 million for the same period in fiscal 1995 and $19.5 million or 29.8%, to $85.2 million for the nine months ended May 31, 1996 from $65.7 million for the same period in fiscal 1995. These increases in absolute dollars are due to increases in sales in the respective periods. As a percentage of sales, cost of sales decreased to 71.0% for the three months ended May 31, 1996 from 78.2% for the three months ended May 31, 1995. Cost of sales decreased slightly to 73.9% for the nine months ended May 31, 1996 from 76.0% for the same period in fiscal 1995. The decrease in the three months ended May 31, 1996 is primarily due to an increase in sales volume due to the seasonal nature of the business, particularly because the seasonal pickup in the third quarter of fiscal 1995 was unusually late. The decrease in the nine months ended May 31, 1996, and to a lesser extent, the three months ended May 31, 1996, is attributable to decreases in resin prices, somewhat offset by increases in packaging materials, and a decline in the margins on equipment sales. In addition, sales from the recently acquired Canadian and UK operations have relatively low gross margins as well.

     Selling, general and administrative expenses increased $2.4 million or 80% to $5.4 million for the three months ended May 31, 1996 from $3.0 million for the same period in fiscal 1995, and $3.6 million or 36.6% to $13.6 million for the nine months ended May 31, 1996 from $10.0 million for the same period in fiscal 1995. These increases were the result of higher sales commissions due to an increase in sales levels, an increase in travel costs, an increase in insurance costs and an increase in the accrual for future bonus payments due to the improvement in financial results. The Company anticipates selling, general and administrative costs to continue at their current level for the remainder of this fiscal year.

     Research and development expenses increased $147 or 34.8% to $569 for the three months ended May 31, 1996 from $422 for the same period in fiscal 1995 and $633 or 67.1% to $1,576 for the nine months ended May 31, 1996 from $943 for the same period in fiscal 1995. These increases were primarily due to increased staffing to address expanded new product development opportunities, and in addition, for the nine month period ended May 31, 1996, patent expenses were higher than usual. The Company anticipates research and development expenses to approximate 1.5% of sales for the remainder of fiscal 1996.

     Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) increased $361 or 36.8% to $1,343 for the three months ended May 31, 1996 from $982 for the same period in fiscal 1995, and $990 or 38.9% to $3,537 for the nine months ended May 31, 1996 from $2,547 for the same period in fiscal 1995. The increases are primarily due to the amortization of goodwill and covenants not to compete resulting from the acquisition of the Company's Canadian subsidiary, Portola Packaging Canada Ltd. in June 1995.

     Interest income increased $337 to $369 for the three months ended May 31, 1996 from $32 for the same period in fiscal 1995, and increased $949 to $1,053 for the nine months ended May 31, 1996 from $104 for the same period in fiscal 1995. These increases are due to higher levels of available cash and investments in fiscal 1996 as compared to fiscal 1995, primarily as a result of the $110 million senior notes offering completed in October 1995.

     Interest expense increased $1,014 to $3,246 for the three months ended May 31, 1996 from $2,232 for the same period in fiscal 1995, and increased $3,391 to $9,626 for the nine months ended May 31, 1996 from $6,235 for the same period in fiscal 1995. This increase is due to a higher level of interest-bearing debt in fiscal 1996 as compared to fiscal 1995, related to debt incurred by Portola Packaging Canada Ltd. ("Portola Canada") to finance the Canadian acquisition completed in June 1995, and the $110 million of senior notes, which were used in part to repay prior indebtedness.

     Other (income) expense, net, decreased to a net expense of $65 for the three months ended May 31, 1996 from a net expense of $118 for the same period in fiscal 1995, and decreased to a net expense of $127 for the nine months ended May 31, 1996 from a net income of $60 for the same period in fiscal 1995.

     Income taxes are reflected at an effective tax rate of 74.7% for fiscal 1996 in anticipation of the Company's expected tax rate for the entire fiscal year. The Company had an effective tax rate of 90.2% for fiscal 1995. Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill and other intangibles arising from the acquisitions.

     An extraordinary item of $1,265 net of taxes was recorded for the nine months ended May 31, 1996, as loan fees and other costs were expensed in connection with an early extinguishment of debt resulting from the $110 million senior notes issue. There were no extraordinary items for any other period presented.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash from operations, supplemented as necessary from time to time by borrowings from financial institutions and sales of common stock, to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 1996, primarily as a result of the senior note offering in October 1995, the Company had cash, cash equivalents and short-term investments of $10.9 million, an increase of $9.1 million from August 31, 1995.

     Cash provided by operations totaled $9.9 million for the nine months ended May 31, 1996, a $7.0 million increase from the $2.9 million provided by operations for the nine months ended May 31, 1995. This improvement in cash provided by operations is primarily due to increased depreciation and amortization expense in fiscal 1996, relatively unchanged inventory levels in fiscal 1996 compared to a build-up in inventories of $2.8 million in fiscal 1995, an increase in accrued interest expense in fiscal 1996 due to a higher level of indebtedness, relatively unchanged non-current deferred income taxes in fiscal 1996 compared to a $1.4 million decrease in fiscal 1995, and an extraordinary loss on the extinguishment of debt in fiscal 1996. Additions to property, plant and equipment were $19.7 million for the nine months ended May 31, 1996. The increase included the acquisition, for $7.2 million, of the Company's headquarters and manufacturing facilities in San Jose, California, on February 9, 1996. The balance of the increase in capital expenditures is for increased production capacity for fitments, push-pull and snap-screw closures, replacement molds and a reconfiguration of the New Castle, Pennsylvania plant layout for increased efficiency. Capital expenditures, excluding the San Jose plant purchase, are currently expected to be approximately $18 million for fiscal 1996 and should be financed through cash from operations, excluding potential expansion activity in Canada and the United Kingdom.

     On October 2, 1995, the Company completed an offering of $110 million of senior notes that mature on October 1, 2005 and bear interest at 10.75%. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. The net proceeds of the offering were approximately $106 million, of which $83 million was used to retire the Company's outstanding debt under its senior term loans, revolving facility and senior subordinated notes, $7.2 million was used to purchase the Company's San Jose facilities, $10.8 million was used to purchase machinery and equipment, $3 million was used to make a loan to the Company's 50% joint venture in Mexico and $2 million was used for working capital needs.

     The Company has been the defendant in litigation with Scholle Corporation ("Scholle") related to alleged patent infringement on five-gallon non-spill caps (see Note 4 of the unaudited financial statements). On January 2, 1996, the court denied further motions and entered the jury's verdict making the Company liable for damages of $0.01 per closure unit sold. In June 1996, the Company reached a settlement agreement with Scholle, whereby Scholle granted to the Company a non-exclusive license to use certain of its patents, and the Company agreed to pay a royalty to Scholle of $0.01 per five gallon non-spill closure unit sold. The Company remained liable for damages of $0.01 per closure unit sold prior to the date of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996.
Such amount had been accrued in the Company's financial statements.

     At May 31, 1996, the Company had $10.9 million in cash and cash equivalents as well as borrowing capacity under the revolving credit facility which is currently unused. Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal 1997.

     RECENT ACCOUNTING PRONOUNCEMENTS

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which required the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

This statement requires impairment losses to be recognized for assets that do not have realizable carrying values. SFAS 121 will be effective for the Company's fiscal year 1997. The Company is currently studying the implications of the statement to determine its impact on the Company's financial condition and results of operations.

     During October 1995, the Financial Accounting Standards Board issues Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" while it studies the implications of SFAS 123 and evaluates the effect, if any, on the financial condition and results of operations of the Company. SFAS 123 will be effective for the Company's fiscal year 1997.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith.



Exhibit
Number            Exhibit Title
- - --------          -------------

10.34 Settlement Agreement dated July 1, 1996, by and between the Registrant and Scholle Corporation

11.01             Computation of Net Income Per Share


(b) The Company did not file any reports on Form 8-K during the three month period ended May 31, 1996.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PORTOLA PACKAGING, INC.
                                          (Registrant)


Date:  July 11, 1996                       /s/ Robert R. Strickland
                                          -------------------------
                                          Robert R. Strickland
                                          Vice-President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Duly Authorized Officer)

Date:  July 11, 1996                      /s/ Patricia Voll
                                          -------------------------
                                          Patricia Voll
                                          Vice President - Finance and
                                          Accounting (Principal
                                          Accounting Officer)

                                    EXHIBIT INDEX



Exhibit
Number                        Exhibit Title
- - --------                      --------------

10.34 Settlement Agreement, dated July 1, 1996, by and between the Registrant and Scholle Corporation

11.01                         Computation of Net Income Per Share