Form 10-K
period 1996-08-31
PORTOLA PACKAGING INC
filed 1996-11-25
CIK 788983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 1996

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

                                 (408) 453-8840
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO     .
                                                   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's voting stock is privately held and the aggregate market value of the voting stock held by non-affiliates is not calculable.

11,813,062 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,678,070 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 4, 1996.

Documents incorporated by reference:  None

                            PORTOLA PACKAGING, INC.
                        1996 ANNUAL REPORT ON FORM 10-K


                             TABLE OF CONTENTS


PART I                                                                      PAGE

Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . 10


PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . 11
Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 12
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . 13
Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . 19
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure  . . . . . . . . . . . . 44


PART III

Item 10.    Directors and Executive Officers of Registrant  . . . . . . . . . 45
Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 48
Item 12.    Security Ownership of Certain Beneficial Owners and Management. . 52
Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . 54


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . 56

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 61

Trademark acknowledgments

    Cap Snap-Registered Trademark-, Snap Cap-Registered Trademark-, Cap Snap Seal-Registered Trademark-, Portola Packaging-Registered Trademark-, Nepco-Registered Trademark-, Non-Spill-Registered Trademark- and the Portola logo are registered trademarks of the Company. All other product names of the Company are trademarks of the Company.

                                    PART I

ITEM 1.   BUSINESS

OVERVIEW

     Portola Packaging, Inc. (together with its subsidiaries referred to hereinafter as the "Company" or "Portola") is a leading designer, manufacturer and marketer of tamper evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products. The Company's principal closure product lines include (i) small closures, (ii) five gallon closures, (iii) widemouth closures, (iv) fitments and (v) push-pull dispensing closures. Portola also designs, manufactures and supplies high speed capping equipment and complete turnkey water bottling systems, which are marketed by the Company primarily under the tradename "PortaPlant". Portola's closure products are primarily manufactured domestically through a technologically advanced, high speed injection molding process at ten modern manufacturing facilities strategically located throughout the United States. Management believes that the Company is a leader in a majority of the markets it serves and that the Company is the sole or largest supplier of plastic closures for a majority of its customers. The Company sells over 9.6 billion closures annually under the names Cap Snap, Nepco, Portola and other brand names to over 3,000 customers. Most of the Company's customers have been doing business with the Company for more than ten years. The Company's products are used to cap such well known consumer products as Borden milk, Dole juices, Poland Spring bottled water, Pepsi-Cola fountain syrups and Kraft barbecue sauce. Many features of the Company's closure products are proprietary, and Portola holds more than 70 patents on the design of container closures and compatible bottle necks.

     During the past decade, the plastic closure market has grown faster than the overall closure market in the United States. This growth is primarily due to certain advantages that plastic closures have over metal closures, including greater performance and design flexibility, the growing demand for tamper evident packaging and the comparatively lower cost and lighter weight of plastic closures, an important factor in the packaging industry, where transportation costs are a significant portion of overall product costs. Demand for plastic closures has also grown with the increased use of plastic containers and the conversion of paperboard containers to plastic containers.

HISTORY

     Portola Packaging, Inc. (originally Cap Snap Seal, Inc.) was incorporated in California in 1964, and was acquired from the founding family in 1986 by a group led by Jack L. Watts, the Company's current Chairman of the Board and Chief Executive Officer. Portola was reincorporated in Delaware in April 1994. The Company's executive offices are located at 890 Faulstich Court, San Jose, California 95112, and its telephone number is (408) 453-8840.

     On June 30, 1994 Portola acquired Northern Engineering & Plastics Corp. and Northern Engineering & Plastics Corp.-West (collectively "Nepco", or the "Nepco Acquisition"), a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola.

     On June 16, 1995, the Company completed the acquisition of Alberta Plastic Industries Ltd., B.C. Plastic Industries Ltd. the remaining 50% interest of the Company's joint venture, Canada Cap Snap Corporation, and certain production equipment of Allwest Industries Incorporated (the "Western Canadian Acquisition"). The three acquired companies were amalgamated in connection with the closing of the acquisition. The combined operation now operates under the name "Portola Packaging Canada Ltd." and is engaged in manufacturing and distributing plastic bottles and small closures in western Canada.

     On September 1, 1995, the Company acquired the remaining 50% interest it had not previously owned in its United Kingdom joint venture, Cap Snap
(U.K.) Ltd., now known as Portola Packaging Ltd. (the "U.K. Acquisiton")

     On September 1, 1996, the Company completed the acquisition of Rapid Plast J-P. Inc., and amalgamated it with the company formed to acquire its capital stock. The combined company now operates under the name "Portola Packaging Ltd." and is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada.

BUSINESS STRATEGY

     The Company's primary strategy is to increase cash flow by maintaining and extending its leading position in niche product applications within the plastic closure and bottling industry. To support this strategy, the Company focuses on (i) advancing research and development and product engineering,
(ii) providing dedicated customer support and total product solutions for customers, (iii) continuing to enhance low cost manufacturing capabilities,
(iv) expanding sales in international markets where significant growth opportunities exist and (v) where appropriate, seeking strategic acquisitions that will strengthen the Company's competitive position.

EMPHASIZING RESEARCH AND DEVELOPMENT AND PRODUCT ENGINEERING. The Company is continuing its commitment to research and development, a commitment that has led to significant product innovations. These innovations include the original snap cap design and the five gallon closure, the "tear strip" feature that has become a standard tamper evident mechanism for food and non-carbonated beverage products and, more recently, an improved recloseable plastic dispensing fitment for gable-top fruit juice and milk cartons and the snap-screw cap. The Company also intends to continue its traditional emphasis on building strong customer loyalty by devoting substantial resources to product engineering in response to specific customer needs. Portola's staff of design engineers continually develops and enhances the Company's existing product lines, offering new features attractive to consumers and improved designs that enable customers to save costs in the capping process or in shipping. The Company believes that, by leveraging its design and engineering expertise and the production techniques it has developed in its traditional product areas, it will have the opportunity to expand its product lines into new product applications.

EMPHASIZING CUSTOMER SUPPORT AND TOTAL PRODUCT SOLUTIONS. Portola seeks to preserve its long-term relationships with customers and attract new customers by providing superior on-time delivery and technical service and support and by marketing its products as "total product solutions." The total product solution approach includes providing plastic closures designed to meet customer specifications, compatible container necks and neck inserts, capping and filling equipment and on-going service and support.

CONTINUING TO ENHANCE LOW COST MANUFACTURING CAPABILITIES. The Company's operations emphasize minimizing production and raw materials purchasing costs. Portola's domestic manufacturing facilities are strategically located throughout the country near major customer concentration areas to minimize transportation costs and are equipped with high speed injection molding machinery capable of producing approximately 380 plastic closures per minute with minimal down time. The Company has a continuing productivity improvement program designed to further automate its production flow, streamline its workforce and upgrade its molds, equipment and systems. See "Raw materials and Production " below.

EXPANDING SALES IN INTERNATIONAL MARKETS. The Company expects significant growth in international markets for plastic closures and capping and filling equipment, as bottled water and other non-carbonated water companies in Europe, the Far East, Latin America and elsewhere adopt more advanced packaging materials and techniques. The Company is seeking to capitalize on the opportunity for expansion into international markets through the formation of joint ventures with local bottle manufacturers and distributors, and by increasing export sales of closures and capping and filling equipment.

SEEKING STRATEGIC ACQUISITIONS. Portola plans to continue its program of seeking to acquire businesses serving similar customers using proprietary product and process technology that offer opportunities to improve costs or extend the Company's product lines. In 1994, the Company acquired Nepco and in 1995 the Company consummated the Western Canadian Acquisition and the U.K. Acquisition. In September 1996, the Company acquired a company in eastern Canada, primarily engaged in bottle manufacturing. See "Notes to Consolidated Financial Statements".

PRODUCTS

     Portola designs, manufactures and markets a wide array of tamper evident plastic closures for applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products, as well as plastic bottles. The Company also designs, manufactures and markets (i) capping equipment for use in high speed bottling, filling and packaging production lines and (ii) complete turnkey bottling systems which it markets primarily under the name "PortaPlant".

PLASTIC CLOSURES

     The Company's sales of plastic closures represented approximately 89%, 89% and 90% of its total sales for the fiscal years ended August 31, 1994, 1995 and 1996, respectively.

     The following table describes the Company's principal plastic closure product lines:


PRODUCT LINE                              DESCRIPTION                            MARKET APPLICATION
------------                              -----------                            ------------------

Small closures                Plastic closures for plastic blowmolded             Milk, fruit juices,bottled
                              bottles                                             water and vinegar

Five gallon closures          Plastic closures for glass and plastic              Water cooler bottles
                              returnable water cooler bottles

Widemouth closures            Plastic closures for widemouth plastic              Institutional foods
                              containers                                          including condiments,
                                                                                  mayonnaise and salad
                                                                                  dressing

Fitments                      Recloseable plastic dispensing fitments for         Orange juice, lemonade and
                              polyethylene-coated gable-top paperboard            other juice products
                              cartons

Push-pull dispensing          Dual tamper evident closures with push-             Bottled water, flavored
closures                      pull feature                                        water, sports drinks



     Portola competes in the closure portion of the worldwide container packaging industry, focusing specifically on proprietary tamper evident plastic closure applications. Container closure devices have various applications with designs engineered to meet specific use requirements. Major product applications for container closures include food, beverages, toiletries and cosmetics, and drugs and pharmaceuticals.

     Closure design is a function of the type of container and its contents. Products which are perishable, highly acidic or susceptible to tampering all require specialized capping applications. In many instances, it may be necessary for the container to be resealable, or it may be preferable for the contents to be dispensed through the closure without the closure being removed. Subject to these and other packaging requirements, container closures can be made from either plastic or metal.

     Demand for plastic closures has expanded with the increase in demand for plastic containers. Over the past several years, rigid and flexible plastic containers have experienced significant growth in market share at the expense of other materials such as glass and metal. Plastic containers have several advantages over glass and metal in that they are relatively inexpensive as well as flexible and light weight - important factors in the transportation-sensitive packaging industry.

     The use of plastic closures has also grown with the trend toward tamper evident packaging. A tamper evident feature is highly valued by the food and beverage market and the pharmaceutical market, and tamper evident features are experiencing growth in most segments of the closure market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. Portola innovated the original snap-on cap design as well as the "tear strip" feature with breakaway bands for plastic closures, which provided the standard tamper evidency mechanism for the food and non-carbonated beverage industries.

     Historically, demand for the Company's products has been a function of population growth, increasing concerns by the public about the sanitation of packaged food and beverage products and the continued increase in the use of plastic containers, as opposed to glass or metal, throughout the packaged food industry. For juice and bottled water markets, demand is also a function of seasonal climate variations, warm weather being responsible for increased consumption. In fiscal 1996, 46% of sales were generated in the first half of the year (September through February) while 54% of sales were generated in the second half of the year (March through August). The effect of seasonality on income from operations is generally more pronounced then on sales.

CAPPING EQUIPMENT

     The Company also designs, manufactures and markets capping equipment for use in high speed bottling, filling and packaging production lines. A substantial majority of the Company's plastic closure customers use the Company's capping equipment.

PORTAPLANTS

     In addition to plastic closures and capping equipment, the Company also designs, manufactures and markets turnkey five gallon water capping and filling systems. The Company's most comprehensive five gallon water bottling system is its PortaPlant system. The PortaPlant is a compact bottle washing, filling, capping and conveying system for glass and plastic water bottles that can, depending on size, process 150 to 2,000 bottles per hour.

PRODUCT DEVELOPMENT

     The Company continues to be committed to product development and engineering. Its research and development group and engineering staff provide a range of design and development services, focusing primarily on (i) new products and product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with the Company's closures and its customers' containers. Research and development expenditures for fiscal 1994, 1995 and 1996 were $764,000 $1,682,000 and $2,156,000, respectively.

     Traditionally, the Company has built strong customer loyalty by devoting substantial resources to product engineering, enabling the Company to make continuing enhancements to the Company's existing product lines that improve product performance and processing in response to the customers' specific and changing needs. Portola's design engineers continually develop and enhance the Company's existing products, offering new features attractive to customers and improved designs that enable customers to save time and cost in the capping process or in shipping.

     The Company has also made a substantial investment in developing new product applications for existing markets as well as applications for new markets. To facilitate the process of enhancing and developing new products and to ensure ultimate market acceptance of such products, the Company encourages an on-going exchange of ideas with customers, container manufacturers, machinery manufacturers and sales and service personnel. This approach has enabled the Company to identify new product opportunities, such as the five gallon non-spill closure and the fitment, to design the necessary tooling for producing such products and to assist with customer presentations and installations.

RAW MATERIALS AND PRODUCTION

     The principal raw material for the Company's plastic closures is injection molding grade low density polyethylene ("LDPE") LDPE resin, which comprises a significant portion of the Company's cost of sales. The Company believes that due to its volume purchases it is able to negotiate attractive pricing with resin suppliers. The Company has not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of LDPE resin, although prices for LDPE resin can fluctuate substantially over relatively short periods of time, resulting from shortages in supply, changes in prices in petrochemical products, and other factors. In the past, the Company has been able to pass substantially all resin price increases on to its customers on a timely basis. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers would have a material adverse impact on the Company.

     In order to produce plastic closures, the resin, which is delivered as small pebble-size pellets to large storage silos, is conveyed through a pipeline system to an injection molding machine, where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected at high pressure into a specially designed, multi-cavity mold. The principal equipment in the Company's plants includes injection molding machines, finishing lines to print and label caps and line them with foam or foil to meet customer requirements, and automated systems for handling and processing raw materials and finished goods. By automating its manufacturing operations, the Company is able to limit its direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products.

     In the past, the Company has designed and manufactured many of its own molds. In recent years, the increasing size and complexity of certain molds for new products have caused the Company to out-source these mold construction needs. The Company maintains design control over these molds as well as the molds it still builds.

BACKLOG

Production and delivery cycles for closures is very short and the Company's backlog for closures is generally cancelable on short notice. Contracts for equipment purchases generally include cancellation penalties. There is no assurance that some portion of the backlog may not be canceled or that the level of backlog at any particular time is an appropriate indicator of the future operating performance of the Company. As of November 14, 1996, the backlog for closures was approximately $7.1 million and backlog for equipment was approximately $3.5 million.

SALES, MARKETING AND CUSTOMER SERVICE

     The Company markets its products through its internal sales department and through an international network of independent sales representatives. Calls on customers by these salespersons and representatives, along with participation at trade shows, are the primary means of customer contact. A number of the Company's customers are large corporate clients with numerous production facilities, each of which may make its own separate purchase decisions. The Company's most significant customers are processors and packagers of fluid milk, non-carbonated bottled water, chilled juice, other flavored drinks and condiments for wholesale and institutional use. The Company's customer base includes over 3,000 accounts. The Company's top ten customers and buying groups accounted for approximately 35% of the Company's sales during the fiscal year ended August 31, 1996, and none accounted for more than 4% of sales during that period. Most of the Company's customers have been doing business with the Company for more than ten years.

     Attention to customer service is a critical component of the Company's marketing effort. The Company's customers operate high-speed, high-volume production lines, with many handling perishable products. In order to assure that the production lines operate efficiently and avoid costly line stoppages, customers rely on the Company's ability to provide reliable, on-time delivery of its closure products and to maintain the uniform quality of those products. The Company also provides technical assistance to its customers in the form of an in-house service team that can be dispatched on short notice to solve a bottling line problem throughout the country. Several of the Company's field service representatives have extensive blowmolding technical expertise that is especially important in resolving bottle leakage problems for customers.

EXPORT SALES AND JOINT VENTURES

     Although the Company's sales are primarily domestic, the Company expects significant growth in international sales, particularly in the market for water cooler bottle closures and water bottle capping and filling equipment. The United States bottled water industry, in general, uses more sophisticated packaging materials and processes than bottled water companies use in the rest of the world. The Company believes that bottled water companies and other non-carbonated beverage companies in Europe, the Far East, Latin America and elsewhere are beginning to adopt more advanced packaging materials and techniques, and that, as they do, they will become potential customers for the Company's plastic closure products and equipment. For the fiscal years ended August 31, 1994, 1995 and 1996, export sales to unaffiliated customers were $8,071,000, $18,658,000 and $17,568,000, respectively.

     In the last several years, the Company has utilized joint ventures with bottle manufacturers and distributors to gain footholds in international markets. By offering plastic closures, capping equipment and turnkey bottling systems, the Company can provide joint venture partners with a complete solution to their bottling and capping requirements. Until recently, the Company had three international joint ventures: (i) a 50% interest in Canada Cap Snap Corporation, a Canadian corporation formed in 1990 and engaged in manufacturing and distributing 38mm bottle closures in Canada, (ii) a 50% interest in Cap Snap (U.K.) Ltd., a corporation formed in the United Kingdom in 1992 with a local bottle manufacturer to manufacture and sell 38mm caps, and (iii) a 50% interest in Cap Snap Mexico, a joint venture formed in Mexico in 1993 with a local producer of plastic bottles and closures. In June 1995, the Company consummated the Western Canadian Acquisition by acquiring the remaining 50% interest in Canada Cap Snap Corporation, together with a 100% interest in two affiliated plastic bottle manufacturing companies. In September 1995, the Company consummated the U.K. Acquisition by acquiring the remaining 50% interest in Cap Snap (U.K.) Ltd.

COMPETITION

     The Company is a leading designer, manufacturer and marketer of tamper evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, other non-carbonated beverage products and institutional foods products. The Company believes that the most important factors in marketing container closures to the food and beverage industry are price, design, quality, reliability and customer service. Among the attributes that distinguish the Company from other sellers of closure systems and provide a competitive advantage are the Company's proprietary products; the Company's ability to provide its customers with innovative, low-cost closures and complete capping systems; the Company's reputation for quality, reliability and service; and the Company's automated and strategically located production facilities and in-house tool manufacturing capability.

     While no single competitor offers products that compete with all of the Company's product lines, the Company faces direct competition in each of its product lines from a number of companies, many of which have financial and other resources that are substantially greater than those of the Company. As the Company broadens its product offerings, it can expect to meet increased competition from additional competitors with entrenched positions in those product lines. The Company also faces direct competition from bottling companies and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources. In addition, the packaging industry has numerous well-capitalized competitors, and there is a risk that these companies will expand their product offerings, either through internal product development or acquisitions of any of the Company's direct competitors, to compete in the niche markets that are currently served by the Company. These competitors, as well as existing competitors, could introduce products or establish prices for their products in a manner that could adversely affect the Company's ability to compete. Because of the Company's product concentration, an increase in competition or any technological innovations with respect to the Company's specific product applications, such as the introduction of lower-priced competitive products or products containing technological improvements over the Company's products, could have a significant adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     As of October 31, 1996, the Company had 926 full-time employees, 37 of whom were engaged in product development, 72 in marketing, sales and customer support, 762 in manufacturing and 55 in finance and administration. The Company uses seasonal and part time employees for training, vacation replacements and other short term requirements. None of the Company's employees in the United States are represented by any collective bargaining agreements (approximately 18 of the employees of one of the Company's Canadian subsidiaries are members of the Teamsters Union), and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company owns or leases ten modern production facilities, located in the United States, which operate five to seven days a week, 24 hours a day.
In addition, the Company's western Canadian subsidiary leases two production facilities and the Company's eastern Canadian subsidiary leases two production facilities. The facilities are highly efficient due to automation and frequently scheduled maintenance in the plants. The Company believes that these facilities are well-maintained and in good operating condition and anticipates that, although substantial capital expenditures will be required to meet the production requirements for new and developing product lines, the facilities themselves will be sufficient to meet the Company's needs for the
next several years.   In addition, the Company is currently in negotiations to
lease a manufacturing facility in the U.K. during fiscal 1997. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add production facilities sooner than expected. The following table indicates the locations, functions, square footage and nature of ownership of the Company's current facilities.


                                                                                                    NATURE OF
LOCATION                                 FUNCTIONS                                   SQUARE FEET   OWNERSHIP(1)
--------                                 ---------                                   -----------   ------------

San Jose, CA                             Executive Office/Closure Mfg./Warehouse
                                         Engineering/Research and
                                          Development Facility and
                                         Equipment Division                            154,000        owned
Kingsport, TN                            Closure Mfg./Warehouse                         76,000        owned
Clifton Park, NY                         Closure Mfg./Warehouse                         54,000        leased
Batavia, IL                              Closure Mfg./Warehouse                         70,000        leased
New Castle, PA                           Executive Office/Closure Mfg./Warehouse        46,000        owned
Sumter, SC                               Closure Mfg./Warehouse                         45,000        owned
Chino, CA                                Closure Mfg./Warehouse                         64,000        owned
Gresham, OR                              Closure Mfg./Warehouse                         36,000        owned
Fort Worth, TX                           Closure Mfg./Warehouse                         27,000        owned
Bettendorf, IA                           Closure Mfg./Warehouse                         40,000        owned
Richmond, British Columbia, Canada       Bottle & Closure Mfg./Warehouse                49,000        leased
Edmonton, Alberta, Canada                Bottle Mfg./Warehouse                          43,000        leased
Montreal, Quebec, Canada                 Bottle Mfg./Warehouse                          83,000        leased
Montreal, Quebec, Canada                 Bottle Mfg./Warehouse                          44,000        leased


(1) The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: the lease of the Clifton Park facility expires in 1998, the leases for the Richmond and Edmonton facilities expire in 2000, and the lease for the 82,861 square foot facility in Montreal expires in June 1997.

ITEM 3.  LEGAL PROCEEDINGS

     Until recently, the Company had been engaged in patent infringement litigation with Scholle Corporation ("Scholle"), which commenced an action against the Company in the United States District Court, Northern District of California in July 1992 alleging that the Company infringed upon certain patents of Scholle relating to five-gallon non-spill closures. In February 1995, a jury rendered a verdict adverse to the Company and in favor of Scholle, which verdict was entered by the court on January 2, 1996, making the Company liable for damages of $0.01 per five-gallon closure unit sold.
In June 1996, the Company entered into a settlement agreement with Scholle, the terms of which provide for the grant by Scholle of a non-exclusive license to use certain of its patents and the payment by the Company of a royalty in the amount of $0.01 per five-gallon non-spill closure unit. The Company remained liable for damages of $0.01 per closure unit sold prior to the date of execution and delivery of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996. Such amount had been previously accrued in the Company's financial statements.

     The Company is engaged in patent litigation with two other parties who are seeking to have the court declare certain patents owned by the Company invalid. The Company believes its patents are valid, and intends to vigorously contest these actions.

     The plastic closure industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company and its subsidiaries are party to various claims of this nature. Although the ultimate outcome of these matters is not presently determinable, management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's equity securities are privately held and no class of voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. There is no established trading market for any class of the Company's common equity.

     The Company has two classes of common equity, Class A Common Stock and Class B Common Stock, Series 1 and 2. Shares of Class A Common Stock are not entitled to vote. The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

     As of November 4, 1996, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of November 4, 1996, there were approximately 132 holders of record of the 8,506,640 outstanding shares of Class B Common Stock, Series 1 and 5 holders of record of the 1,171,430 outstanding shares of Class B Common, Series 2.

     The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for the development of the Company's business. Furthermore, certain of the Company's credit agreements, including the senior notes issued on October 2, 1995 and the senior revolving credit facility entered into on October 2, 1995, restrict the Company's ability to pay dividends. In addition, the Canadian loan agreements prohibit the western Canadian subsidiary from paying dividends to the parent company.

     The following table sets forth information regarding all securities of the Company (or its predecessors) sold by the Company (or its predecessors) during the fiscal quarter ended August 31, 1996.


                                                                                NUMBER      AGGREGATE        FORM OF
     CLASS OF PURCHASERS (1)              DATE OF SALE    TITLE OF SECURITIES  OF SHARES  PURCHASE PRICE  CONSIDERATION
     -------------------                  ------------    -------------------  ---------  --------------  -------------
     Jeffrey Pfeffer, Ph.D.             June 18, 1996        Class B Common      15,000       $67,500          Cash
                                                              Stock, Series 1

Stock options granted under stock       August 27, 1996      Stock Options to   333,000         N/A             N/A
 option plan to 19 optionees (2)(3)                          Purchase Class B
                                                             Common Stock,
                                                                Series 1

(1) The sales of securities to the individuals identified in the table above were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate their investments and represented to the issuer that the securities were being acquired for investment.

(2) The options were granted to employees and members of the Board of Directors of the Company under the Company's 1994 Stock Option Plan.
     The options generally expire ten years from the date of grant and become exercisable for 20% of the shares on the first anniversay of the date of grant, with the balance generally vesting 5% for each calendar quarter of each individual's employment or membership on the Board of Directors thereafter. Vesting of options granted to one employee and to the members of the Board of Directors accelerate upon a change of control of the Company. The exercise price on the date of grant was equal to or greater than 100% of the fair market value as determined by the Board of Directors on the date of grant.

(3) No optionees exercised stock options granted under the stock option plans of the Company during the fiscal quarter ended August 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONDENSED CONSOLIDATED FINANCIAL DATA

     The selected historical condensed consolidated statement of operations and balance sheet data set forth in the table below for, and at the end of, each of the fiscal years in the five year period ended August 31, 1996 have been derived from, and are qualified by reference to, the consolidated financial statements of the Company. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and the accompanying notes thereto and other financial information appearing elsewhere in this report on Form 10-K.


                                                                                      FISCAL YEAR ENDED AUGUST 31,
                                                            ------------------------------------------------------
                                                              1992         1993         1994(a)         1995         1996
                                                              ----         ----         -------         ----         ----
                                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales .............................................          $52,152     $58,286        $70,284       $124,650     $159,462
Cost of sales .....................................           37,676      42,679         51,670         91,972      117,592
                                                             -------     -------        -------       --------     --------
   Gross profit ...................................           14,476      15,607         18,614         32,678       41,870
Selling, general and administrative ...............            6,046       7,207          8,821         16,649       22,035
Research and development ..........................              915         820            764          1,682        2,156
Amortization of intangibles (b) ...................            1,421       1,400          2,025          3,724        5,207
Write-off of intangibles ..........................                _           _              _              _        7,292
                                                             -------     -------        -------       --------     --------
   Income from operations .........................            6,094       6,180          7,004         10,623        5,180
Other (income) expense, net (c) ...................              632        (62)            477            259          158
Interest expense, net .............................            3,147       3,044          3,899          8,483       11,842
Amortization of debt financing costs ..............              365         479            433            447          492
                                                             -------     -------        -------       --------     --------
   Income (loss) before extraordinary item,
     cumulative effect of change in accounting
     principle and income taxes ...................            1,950       2,719          2,195          1,434      (7,312)
Income taxes (d) ..................................            1,287       1,521          1,095          1,294          865
                                                             -------     -------        -------       --------     --------
   Income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle ....................................              663       1,198          1,100            140      (8,177)
Extraordinary item, net (e) .......................                _         889            790              _        1,265
Cumulative effect of change in accounting
  principle (d) ...................................                _           _             85              _            _
                                                             -------     -------        -------       --------     --------
Net income (loss) .................................             $663        $309           $225           $140     $(9,442)
                                                             -------     -------        -------       --------     --------
Net income (loss) per common share ................            $0.05       $0.02        $(0.02)        $(0.04)      $(0.88)
                                                             -------     -------        -------       --------     --------

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital ...................................           $2,920      $7,109        $11,049        $13,747      $21,370
Total assets ......................................           44,031      50,896        110,820        129,315      152,227
Total debt ........................................           30,611      38,140         77,467         91,912      117,913
Redeemable warrants (f) ...........................            2,483       2,600          3,055          3,665        4,560
Total shareholders' equity (deficit) ..............            2,719       2,597          5,393          6,694      (3,801)
CASH FLOW DATA:
Net cash provided by operating activities .........            7,699       6,768          9,351          8,422       18,795
Net cash used in investing activities .............          (8,947)     (9,119)       (38,418)       (24,648)     (31,271)
Net cash provided by financing activities .........              229       3,538         30,099         14,785       19,511
OPERATING AND OTHER DATA:
Closure unit volume (in millions) .................            3,763       3,980          4,893          8,476        9,606
Closure unit volume growth (g) ....................            11.5%        5.8%          22.9%          73.2%        13.3%
EBITDA (h) ........................................          $11,085     $12,883        $14,728        $23,588     $ 27,783
Depreciation and amortization (i) .................            5,920       6,845          8,357         12,789       15,961
Capital expenditures ..............................            8,089       9,564          6,159         11,302       27,194
Ratio of earnings to fixed charges (j) ............             1.4x        1.3x           1.2x           1.2x            _
 (FOOTNOTES ON FOLLOWING PAGE)


(a) Includes ten months of operations before the Nepco acquisition on June 30, 1994 and two months of operations after the acquisition.

(b)  Includes amortization of patents, goodwill and covenants not to compete.

(c)  Other expenses include financing costs and other expenses, net.

(d) The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended August 31, 1994.

(e) Extraordinary item refers to extinguishment of certain debt, net of income tax benefit.

(f) The redeemable warrants entitle the holders thereof to purchase an aggregate of 2,492,741 shares of the Company's common stock. If the Company does not complete an initial public offering of its common stock by June 30, 1999 (for certain warrants) or August 1, 2001 (for other warrants), the holders may require the Company to repurchase the warrants at the higher of current market value or an amount computed under the warrant agreement.

(g) These results reflect closure unit volume growth of the Company including Nepco after June 30, 1994. On a pro forma combined basis, the closure unit volume growth for Portola and Nepco was 11.6% for the fiscal year ended
August 31, 1994.

(h) EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, write-off of intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", depreciation of property, plant and equipment, interest expense, net, amortization of intangible assets and non-recurring legal expenses associated with the Company's litigation with Scholle Corporation through October 2, 1995. See "Item 3 - Legal Proceedings." The non-recurring legal expenses associated with the Scholle Corporation litigation for the fiscal years ended August 31, 1993, 1994 and 1995 were $275,000, $277,000 and $882,000, respectively. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, net income, cash flow or other measure of performance in accordance with generally accepted accounting principles. EBITDA data is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt and because certain restrictive covenants in the Indenture will be based on a term very similar to the Company's EBITDA.

(i)  Includes amortization of debt financing costs.

(j) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs and the portion of lease expense which management believes is representative of the interest component of lease expense. The ratio of earnings to fixed charges for the year ended August 31, 1996 resulted in a deficiency of $9,422,000, primarily as a result of the write-off of intangible assets of $7.3 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Portola Packaging, Inc. is a major designer, manufacturer and marketer of tamper evident plastic closures and related equipment used for packaging applications in dairy, bottled water, fruit juice and other non-carbonated beverage products. The Company was acquired in 1986 through a leveraged acquisition led by Jack L. Watts, the Company's current Chairman of the Board and Chief Executive Officer. Since the acquisition, management has focused its efforts on four principal areas: (i) continuing growth by converting new customers to its plastic closures, (ii) developing new products and improving existing products, (iii) achieving productivity improvements in its manufacturing and material handling operations and (iv) seeking strategic acquisitions including the acquisition of Northern Engineering & Plastics Corp. ("Nepco") and certain companies in Canada and the United Kingdom.

     On June 30, 1994, the Company acquired Nepco for a purchase price of $43.7 million. This acquisition has been accounted for as a purchase, and the results of Nepco's operations have been consolidated with those of the Company commencing July 1, 1994. On June 16, 1995, the Company consummated the Western Canadian Acquisition in which the Company purchased for $13.6 million the 50% interest it had not previously owned in

Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers. These three companies were amalgamated in connection with the closing of the acquisition and the combined entity now operates under the name "Portola Packaging Canada Ltd." This acquisition has been accounted for as a purchase, and the results of the western Canadian operations have been consolidated with those of the Company commencing June 16, 1995. On September 1, 1995, the Company acquired, for approximately $1.5 million, the remaining 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as "Portola Packaging Ltd." The U.K. acquisition has been accounted for as a purchase, and the results of the U.K. operations have been consolidated with those of the Company commencing September 1, 1995.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995

     Sales increased $34.8 million, or 27.9%, from $124.7 million for fiscal 1995 to $159.5 million for fiscal 1996. Of the increase, $8.1 million was attributable to sales from western Canadian operations acquired by the Company on June 16, 1995 and $5.7 million was attributable to sales from the U.K. operations acquired by the Company on September 1, 1995. Equipment sales increased $3.2 million, primarily due to an increase in sales of fitment applicator equipment, somewhat offset by a decrease in sales of water and dairy applicator equipment. The majority of the increase in sales, $18.5 million, was due to increases in closures sales volumes, consisting principally of $10.3 million in increased sales of small closures, $5.7 million in increases in sales of fitments and $2.5 million in increases in sales of 5-gallon and widemouth closures.

     Gross profit increased $9.2 million, or 28.1%, to $41.9 million for fiscal 1996, as compared to $32.7 million for fiscal 1995. Gross profit as a percentage of sales remained constant at 26.2% for fiscal 1996 and 1995. The absolute increase in gross profit was primarily due to increased sales in closure products and, to a lesser extent, the June 1995 acquisition of the western Canadian operations, offset by a loss from the U.K. operations acquired in September 1995.

     Selling, general and administrative expense increased $5.4 million, or 32.4%, to $22.0 million for fiscal 1996, as compared to $16.6 million for fiscal 1995, and increased as a percentage of sales from 13.4% for fiscal 1995 to 13.8% for fiscal 1996. Of the absolute increase, approximately $1.6 million represented increased commissions and approximately $785,000 was due to increased advertising, public relations and marketing consulting expenses. The higher level of sales in fiscal 1996 as compared to fiscal 1995 resulted in an increase in commission expense. The remaining increases were primarily due to the increased size of the corporation and resulting infrastructure increases.

     Research and development expenses increased $474,000, or 28.2%, to $2.2 million for fiscal 1996, as compared to $1.7 million for fiscal 1995, and increased as a percentage of sales from 1.3% in fiscal 1995 to 1.4% in fiscal 1996. The absolute increase in research and development expenses was due primarily to increased expenditures for new product prototypes and patent expenses.

     Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill and covenants not to compete) increased $1.5 million, or 39.8%, to $5.2 million for fiscal 1996, as compared to $3.7 million for fiscal 1995. Of the increase, approximately $600,000 was due to an increase in amortization of patents and acquired technology, primarily resulting from the U.K. acquisition and approximately $315,000 resulted from the increase in amortization of goodwill, primarily resulting from the Western Canadian and U.K. Acquisitions and approximately $550,000 of the increase related to amortization of the covenant not to compete relating to the Western Canadian Acquisition.

     The write-off of intangibles of $7.3 million in fiscal 1996 related to the adoption of Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) during fiscal 1996, which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires impairment losses to be recognized for assets that do not have realizable carrying values, and requires valuation of impairments at the lowest level of identifiable cash flows. Previously, the Company evaluated long-lived assets on a divisional or group basis using undiscounted cash flows. Due to changes in market conditions in certain markets and manufacturing facilities, the Company evaluated portions of its goodwill recorded in connection with its acquisitions of Nepco and Portola Packaging Canada Ltd. The Company recorded impairment losses of $421,000 and $2,332,000 related to goodwill recorded in the acquisition of Nepco and Portola Packaging Canada Ltd., respectively. The Company also undertook a detailed study of its patents and began to evaluate cash flows on an individual product family basis for impairment. Previously, patents were evaluated on a group basis for impairment. This change in methodology was implemented to be consistent with SFAS 121's requirement to evaluate cash flows from intangibles at the lowest identifiable level and resulted in a write-down of $4,539,000.

     Income from operations decreased $5.4 million, or 51.2%, to $5.2 million for fiscal 1996, as compared to $10.6 million for fiscal 1995, and decreased as a percentage of sales from 8.5% for fiscal 1995 to 3.2% for fiscal 1996. These changes were due to the factors summarized above and primarily reflect the write-off of intangible assets of $7.3 million.

     Net interest expense increased $3.3 million to $11.8 million for fiscal 1996, as compared to $8.5 million for fiscal 1995, primarily as a result of increased borrowings to fund acquisitions, capital expenditures and higher working capital requirements associated with increased sales levels.

     Amortization of debt financing costs increased $45,000 to $492,000 for fiscal 1996, as compared to $447,000 for fiscal 1995.

     Other expense decreased $101,000 to $158,000 in fiscal 1996 as compared to $259,000 in fiscal 1995.

     Income taxes decreased $429,000 to $865,000 for fiscal 1996, as compared to $1.3 million for fiscal 1995.

     Income (loss) before extraordinary item and cumulative effect of change in accounting principle decreased to a loss of $8.2 million in fiscal 1996 compared to income of $140,000 in fiscal 1995. Net income (loss) decreased to a loss of $9.4 million in fiscal 1996 as compared to income of $140,000 in fiscal 1995. In October 1995, the Company refinanced its debt to provide additional capacity for growth, resulting in an extraordinary charge of $1.3 million, net of taxes, relating to loan fees and other costs relating to the early extinguishment of debt.

FISCAL YEAR ENDED AUGUST 31, 1995 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1994

     Sales increased $54.4 million, or 77.3%, from $70.3 million for fiscal 1994
to $124.7 million for fiscal 1995.   Of the increase, $41.1 million was
attributable to sales from "Nepco" operations acquired by the Company on June 30, 1994. Of the remainder, $5.5 million was attributable to an increase in equipment sales, primarily due to international sales of PortaPlants and equipment to attach fitments to gabletop paperboard containers, $3.9 million resulted from closure price increases primarily driven by higher resin costs and $2.5 million was due to increased unit sales of 5-gallon and widemouth closures.

     Gross profit increased $14.1 million or 75.6%, to $32.7 million for fiscal 1995, as compared to $18.6 million for fiscal 1994. Gross profit as a percentage of sales decreased slightly from 26.5% for fiscal 1994 to 26.2% for fiscal 1995. The absolute increase in gross profit was primarily due to the Nepco acquisition and, to a lesser extent, to increased sales in other product lines. The margin decline was due to increased sales of low-margin fitment attachment equipment and to increases in resin costs that, although offset by price increases in approximately the same amounts, had the effect of decreasing gross profit margins.

     Selling, general and administrative expense increased $7.8 million or 88.7%, to $16.6 million for fiscal 1995, as compared to $8.8 million for fiscal 1994, and increased as a percentage of sales from 12.6% for fiscal 1994 to 13.4% for fiscal 1995. Of the absolute increase, approximately $3.7 million was due to a full year of selling, general and administrative expenses at Nepco in fiscal 1995, approximately $2.7 million represented increased general and administrative expenses due primarily to the increased size of the corporation and resulting infrastructure increases, $835,000 represented increased commissions due to higher sales revenues and $576,000 was due to increased legal expenses primarily associated with the Scholle patent infringement lawsuit.

     Research and development expense increased $918,000, or 120.2%, to $1.7 million for fiscal 1995, as compared to $764,000 for fiscal 1994, and increased as a percentage of sales from 1.1% in fiscal 1994 to 1.3% in fiscal 1995. Of the absolute increase in research and development expense, $525,000 was due primarily to increased staffing and the balance was the result of increased expenditures for new product prototypes and patent expenses.

     Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) increased $1.7 million, or 83.9%, to $3.7 million for fiscal 1995, as compared to $2.0 million for fiscal 1994.
Of the increase, $938,000 was due to goodwill amortization resulting from the Nepco acquisition and $729,000 resulted from the amortization of the covenants not to compete which relate to the acquisition of Nepco.

     Income from operations increased $3.6 million, or 51.7%, to $10.6 million for fiscal 1995, as compared to $7.0 million for fiscal 1994, but decreased as a percentage of sales from 10.0% for fiscal 1994 to 8.5% for fiscal 1995. These changes were due to the factors summarized above.

     Other expense, net declined $218,000 to $259,000 for fiscal 1995, as compared to $477,000 for fiscal 1994.

     Interest expense, net increased $4.6 million to $8.5 million for fiscal 1995, as compared to $3.9 million for fiscal 1994, primarily as a result of increased borrowings to fund the Nepco acquisition and higher working capital requirements associated with increased sales levels. Income taxes increased $199,000 to $1.3 million for fiscal 1995, as compared to $1.1 million for fiscal 1994.

     Amortization of debt financing costs increased $14,000 to $447,000 for fiscal 1995, as compared to $433,000 for fiscal 1994.

     Income before extraordinary item and cumulative effect of change in accounting principle decreased $960,000 to $140,000 for fiscal 1995, as compared to $1.1 million for fiscal 1994. Net income decreased $85,000 to $140,000 for fiscal 1995, as compared to $225,000 for fiscal 1994. An extraordinary charge of $790,000 net of taxes was recorded for fiscal 1994, as loan fees and other costs were expensed in connection with an early extinguishment of debt resulting from the Nepco acquisition. During fiscal 1994, the Company adopted SFAS 109, which resulted in a cumulative charge against earnings of $85,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness, and fund capital expenditures
and acquisitions.   On October 2, 1995, the Company completed a $110 million
senior notes offering ("Notes Offering") that mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeeds of the Notes Offering were approximately $106 million, of which $83 million was used to retire the Company's debt then outstanding under its senior term loans, revolving facility and senior subordinated notes. Subsequent to the closing of the Notes Offering, $7.2 million was used to purchase the Company's San Jose facilities, $11 million was used to purchase machinery and equipment, $3 million was used to make a loan to the Company's 50% joint venture in Mexico,
and $2 million was used for working capital needs.   At August 31, 1996,
primarily as a result of
the Notes Offering and cash generated from operations, the Company had cash and cash equivalents of $7.8 million, an increase of $7.0 million from August 31, 1995.

     Cash provided by operations totaled $18.8 million in fiscal 1996, a $10.4 million increase from $8.4 million in fiscal 1995. Working capital increased $7.6 million in fiscal 1996 to $21.4 million, as compared to $13.7 million in fiscal 1995, primarily as a result of an increase in accounts receivable and inventories, somewhat offset by an increase in accounts payable and accrued liabilities. These increases reflect the increased sales and operating levels achieved in fiscal 1996. In addition, working capital increased due to increases in cash and cash equivalents, partially offset by a decrease in the current portion of long-term debt and an increase in accrued interest expense, primarily due to the refinancing completed in October 1995.

     Capital expenditures have been higher than historic levels following the Nepco and Western Canadian Acquisitions as the Company operated ten plants in the United States and two in Canada during fiscal 1996, compared to four before these acquisitions. Capital expenditures were $27.2 million in fiscal 1996, including $7.2 million related to the purchase of the Company's San Jose facilities, compared with $11.3 million in fiscal 1995. The Company anticipates that capital expenditures will continue to be high in fiscal 1997 as a result of capital additions for newer products, principally fitments and push-pull closures, and to support expanded operations through recently completed acquisitions. In addition, the Company is subject to certain future obligations regarding noncompete and bonus arrangements as a result of certain acquisitions. At August 31, 1996 the present value of the covenants under the Nepco and Western Canada Acquisitions were $2.4 million and $1.3 million, respectively.

     Subsequent to year-end, in September 1996 the Company completed the acquisition of Rapid Plast J-P. Inc., a Canadian federal company headquartered in Montreal, Quebec, for a total purchase price of approximately $2.3 million. Rapid Plast was amalgamated with the wholly-owned subsidiary formed by the Company to make the acquisition and was renamed Portola Packaging Ltd. ("Portola Canada Ltd."). Portola Canada Ltd. is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. This transaction has been accounted for as a purchase and therefore the results of operations subsequent to the acquisition date will be consolidated with those of the Company.

     Until recently, the Company had been the defendant in litigation with Scholle Corporation ("Scholle") related to alleged patent infringement on five-gallon non-spill caps. On January 2, 1996, the court denied further motions and entered the jury's verdict making the Company liable for damages of $0.01 per closure unit sold. In June 1996, the Company reached a settlement agreement with Scholle, whereby Scholle granted to the Company a non-exclusive license to use certain of its patents, and the Company agreed to pay a royalty to Scholle of $0.01 per five gallon non-spill closure unit sold. The Company remained liable for damages of $0.01 per closure unit sold prior to the date of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996. Such amounts had been accrued in the Company's financial statements.

     At August 31, 1996, the Company had total indebtedness of $117.9 million. In October 1995 the Company completed an offering of $110 million of senior notes due in 2005 at a fixed interest rate of 10.75%. In connection with the offering, the Company repaid all outstanding debt under its senior term loans, revolving facility and senior subordinated notes. Concurrently with the offering, the Company entered into a new five-year senior secured revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory and net fixed assets. This credit facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates and
(viii) make restricted junior payments.

     At August 31, 1996 the Company had $7.8 million in cash and cash equivalents as well as borrowing capacity under the revolving credit facility which was unused as of the date of this report. Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal 1997.

Inflation

     Most of the Company's closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, the Company has been able to pass on increases in resin prices directly to its customers on a timely basis. In recent years, the Company has benefited from relatively stable or declining prices for raw materials other than plastic resins.

Seasonality

     The Company's sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. For example, in fiscal 1996, 46% of sales occurred in the first half of the year (September through February) while 54% of sales were generated in the second half (March through August). The effect of seasonality on income from operations is usually somewhat more pronounced, although in fiscal 1996 the Company recorded a loss from operations in the second half of the year due to the write-down of intangible assets previously discussed.

Income Taxes

     Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill arising from the Nepco acquisition and other acquisitions.

Recent Accounting Pronouncements

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company has elected the disclosure provisions in SFAS 123. This statement will be effective for the Company's fiscal year 1997.

Disclosures Regarding Forward-Looking Statements

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     Page in
                                                                    Form 10-K
                                                                    ---------
     Report of Independent Accountants                                 20
     Consolidated Balance Sheets - August 31, 1995 and 1996            21
     Consolidated Statements of Operations - Years Ended
          August 31, 1994, 1995, and 1996                              22
     Consolidated Statements of Cash Flows - Years Ended
          August 31, 1994, 1995, and 1996                              23
     Consolidated Statements of Shareholders' Equity -
          Years Ended  August 31, 1994, 1995, and 1996                 24
     Notes to Consolidated Financial Statements                        25


     INDEX TO FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts                   64

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Portola Packaging, Inc. and  Subsidiaries:

We have audited the accompanying consolidated balance sheets of Portola Packaging, Inc. and Subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portola Packaging, Inc. and Subsidiaries as of August 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements in fiscal 1996 the Company adopted a newly established standard for the impairment of long-lived assets. As discussed in Note 1 to the consolidated financial statements, effective September 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."


San Jose, California                              COOPERS & LYBRAND L.L.P.
October 22, 1996

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     _____

                                                                   August 31,
                                                         -----------------------------
              ASSETS                                        1995                1996
                                                         -------------   -------------
Current assets:
     Cash and cash equivalents                            $    763            $  7,797
     Investments                                             1,000                 710
     Accounts receivable, net of
       allowance for doubtful accounts
       of $813 and $817, respectively                       20,323              23,835
     Inventories                                             9,833              11,650
     Other current assets                                    2,300               2,061
     Deferred income taxes                                   1,237               1,307
                                                          --------            --------
             Total current assets                           35,456              47,360

Notes receivable                                               518                 256
Property, plant and equipment, net                          53,132              69,773
Goodwill, net of accumulated
  amortization of $1,314 and $2,697, respectively           21,580              17,564
Patents, net of accumulated
  amortization of  $10,413 and $11,923, respectively         7,607               2,235
Covenants not to compete, net of accumulated
  amortization of $1,393 and $2,996, respectively            5,295               3,699
Debt financing costs, net of accumulated
  amortization of $526 and $413, respectively                1,937               3,853
Other assets                                                 3,790               7,487
                                                          --------            --------
             Total assets                                 $129,315            $152,227
                                                          --------            --------
                                                          --------            --------

        LIABILITIES, REDEEMABLE WARRANTS, COMMON
      STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                    $  5,668            $  1,805
     Accounts payable                                        7,796              10,029
     Accrued liabilities                                     4,847               6,046
     Accrued compensation                                    2,602               3,111
     Accrued interest                                          796               4,999
                                                          --------            --------
             Total current liabilities                      21,709              25,990

Long-term debt, less current portion                        86,244             116,108
Other long term obligations                                  3,911               2,303
Deferred income taxes                                        7,092               7,067
                                                          --------            --------
             Total liabilities                             118,956             151,468
                                                          --------            --------
Commitments and contingencies (Note 9)

Redeemable warrants to purchase Class A common stock         3,665               4,560
                                                          --------            --------

Common stock and other shareholders' equity (deficit):
     Class A convertible common stock of $.001 par value:
          Authorized: 2,503 shares in 1995 and 5,203
            shares in 1996;
Issued and outstanding:  none shares in 1995 and 2,135
 shares in 1996                                                                      2
     Class B, Series 1, common stock of $.001 par value:
          Authorized:  17,715 shares;
          Issued and outstanding:  9,225 shares in 1995
            and 8,507 shares in 1996                             9                   9
     Class B, Series 2, convertible common stock of $.001
       par value:
          Authorized:  2,571 shares;
          Issued and outstanding:  2,571 shares in 1995
            and 1,171 shares in 1996                             3                   1
Additional paid-in capital                                    9205               9,280
Notes receivable from shareholders                            (362)               (425)
Cumulative foreign currency translation adjustments             (8)                 (8)
Unrealized holding losses on marketable securities                                (170)
Accumulated deficit                                         (2,153)            (12,490)
                                                          --------            --------
         Total common stock and other shareholders'
                                  equity (deficit)           6,694              (3,801)
                                                          --------            --------
     Total liabilities, redeemable warrants, common
          stock other shareholders' equity (deficit)      $129,315            $152,227
                                                          --------            --------
                                                          --------            --------


The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    _____

                                                             Year Ended August 31,
                                                     ----------------------------------
                                                      1994          1995        1996
                                                     -------       --------    --------
Sales                                                $70,284       $124,650    $159,462
Cost of sales                                         51,670         91,972     117,592
                                                     -------       --------    --------
          Gross profit                                18,614         32,678      41,870
                                                     -------       --------    --------

Selling, general and administrative                    8,821         16,649      22,035
Research and development                                 764          1,682       2,156
Amortization of intangibles                            2,025          3,724       5,207
Write-off of intangibles                                                          7,292
                                                     -------       --------    --------
                                                      11,610         22,055      36,690
                                                     -------       --------    --------
          Income from operations                       7,004         10,623       5,180
                                                     -------       --------    --------

Other (income) expense:
     Interest income                                     (97)          (175)     (1,242)
     Interest expense                                  3,996          8,658      13,084
     Amortization of financing costs                     433            447         492
     Financing costs                                     625
     Other (income) expense, net                        (148)           259         158
                                                     -------       --------    --------
                                                       4,809          9,189      12,492
                                                     -------       --------    --------

     Income (loss) before extraordinary item,
      cumulative effect of change in accounting
      principle and income taxes                       2,195          1,434      (7,312)
Provision for income taxes                             1,095          1,294         865
                                                     -------       --------    --------
     Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle                            1,100            140      (8,177)
Extraordinary item-loss on extinguishment of debt,
  net of income tax benefit of $539 and $845 (Note 7)    790                      1,265
Cumulative effect of change in accounting
  principle (Note 13)                                     85
                                                     -------       --------    --------
Net income (loss)                                    $   225       $    140    $ (9,442)
                                                     -------       --------    --------
                                                     -------       --------    --------

Number of shares used in computing per share amounts  11,087         11,393      11,800
Earnings (loss) per common share:
     Income (loss) before extraordinary item and
       cumulative effect of change in accounting
       principle                                     $  0.06       $  (0.04)   $  (0.77)
     Cumulative effect of change in accounting
       principle                                     $  0.01
     Net income (loss)                               $ (0.02)      $  (0.04)   $  (0.88)


The accompanying notes are an integral part of these consolidated financial statements.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                     _____

                                                         Year Ended August 31,
                                                     ----------------------------------
                                                       1994          1995        1996
                                                     --------      --------    --------
Cash flows from operating activities:
     Net income (loss)                               $    225      $    140    $ (9,442)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating  activities
          Depreciation and amortization                 8,357        12,789      15,961
          Write-off of intangibles7,292
          Extraordinary loss on extinguishment of debt  1,329                     1,781
          Deferred income taxes                          (320)         (707)         19
          Loss (gain) on property and equipment
            dispositions                                                147         171
          Provision for doubtful accounts                 173           892         450
          Provision for excess and obsolete inventories                  78          26
          Changes in working capital:
               Accounts receivable                     (1,683)       (4,425)     (3,425)
               Inventories                               (908)         (862)     (1,810)
               Other current assets                       600          (269)        451
               Accounts payable                          (712)         (585)      1,653
               Accrued liabilities                      1,987         1,137       1,465
               Accrued interest                           303            87       4,203
                                                     --------      --------    --------
               Net cash provided by
                 operating activities                   9,351         8,422      18,795
                                                     --------      --------    --------
Cash flows from investing activities:
     Additions to property, plant and equipment        (6,159)      (11,302)    (27,194)
     Proceeds from sale of property, plant
       and equipment                                       47           162         646
     Payments for acquisition of Nepco net of
       cash acquired of $173                          (30,774)
     Payments for Canadian acquisition net of
       cash acquired of $232                                        (11,506)
     Payment for UK acquisition                                                  (1,463)
     Proceeds from short term investments                                         1,000
     Payment for short term investments                                            (994)
     Issuance of notes receivable                                      (237)
     Repayment of notes receivable                         31                       262
     Increase in other assets                          (1,563)       (1,765)     (3,528)
                                                     --------      --------    --------
               Net cash used in investing activities  (38,418)      (24,648)    (31,271)
                                                     --------      --------    --------
Cash flows from financing activities:
        Borrowings under long-term debt arrangements   54,214        29,284     115,212
        Repayments of long-term debt arrangements     (24,619)      (15,208)    (89,922)
        Payment of loan fees                           (2,472)                   (4,189)
        Sales of common stock                           3,025         1,855          75
        Repayment of notes receivable from
          shareholders                                      1            15
        Increase in other receivable from
          shareholders                                                  (91)        (63)
        Payments on covenants not to compete              (50)       (1,070)     (1,602)
                                                     --------      --------    --------
               Net cash provided by financing
                 activities                            30,099        14,785      19,511
                                                     --------      --------    --------
Effect of exchange rate changes on cash                                 (15)         (1)
                                                     --------      --------    --------
        Increase (decrease) in cash and cash
          equivalents                                   1,032        (1,456)      7,034

Cash and cash equivalents at beginning of period        1,187         2,219         763
                                                     --------      --------    --------
Cash and cash equivalents at end of period           $  2,219      $    763    $  7,797
                                                     --------      --------    --------
                                                     --------      --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                     PORTOLA PACKAGING, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except per share data)

                                 ----------------


                                                                                            Common Stock
                                                                ------------------------------------------------------------------
                                                                      Class A                            Class B
                                                                -------------------    -------------------------------------------
                                                                                             Series 1                Series 2
                                                                                       -------------------     -------------------
                                                                 Shares     Amount      Shares     Amount       Shares     Amount
                                                                --------   --------    --------   --------     -------------------
Balances, August 31, 1993                                                                7,869    $   542        2,571    $ 3,795

 Issuances of Class B common stock at $ 3.75 per share                                     800      3,000
 Exercise of Stock options at $2.50 per share                                               10         25
 Reincorporation into a Delaware corporation                                                       (3,559)                 (3,792)
 Payment of note receivable from shareholders
 Increase in value of stock purchase warrants
 Net income
                                                                                       --------   --------     --------   --------
Balance, August 31, 1994                                                                 8,679          8        2,571          3

 Exercise of stock option at $0.61, $1.00 and $4.00 per share                               96          1
 Increase in notes and other receivable from shareholders
 Issuance of Class B common stock at $4.00 per share, net of
   issuance costs of $23                                                                   450
 Increase in value of stock purchase warrants
 Foreign currency translation adjustment
 Net income
                                                                                       --------   --------     --------   --------
Balance, August 31, 1995                                                                 9,225          9        2,571          3

 Conversion of Class B shares to Class A                          2,135       $   2       (735)                 (1,400)        (2)
 Issuance of Class B Common Stock at $4.50 per share                                        15
 Exercise of stock options at $4.50 per share                                                2
 Increase in value of stock purchase warrants
 Increase in notes and other receivable from shareholders
 Net unrealized loss in securities available for sale
 Net loss
                                                                 --------    --------  --------   --------     -------------------
Balance, August 31, 1996                                           2,135       $  2      8,507    $     9        1,171       $  1
                                                                --------   --------    --------   --------     -------------------
                                                                --------   --------    --------   --------     -------------------


                                                                                                                     Total
                                                              Notes and     Cumulative   Unrealized                  Common
                                                                Other        Foreign       Holding                 Stock and
                                                 Additional   Receivable     Currency     Losses on                  Other
                                                   Paid-in      from        Translation   Marketable Accumulated  Shareholders'
                                                   Capital   Shareholders   Adjustments   Securities   Deficit   Equity(Deficit)
                                                   -------   ------------   -----------   ----------   -------   ---------------

Balances, August 31, 1993                                       $  (287)                             $(1,453)          $ 2,597

 Issuances of Class B common stock at
   $3.75 per share                                                                                                        3,000
 Exercise of Stock options at $2.50 per share                                                                                25
 Reincorporation into a Delaware corporation        $7,351
 Payment of note receivable from shareholders                         1                                                      1
 Increase in value of stock purchase warrants                                                            (455)             (455)
 Net income                                                                                               225               225
                                                   -------   ------------   -----------   ----------   -------   ---------------
Balance, August 31, 1994                             7,351         (286)                              (1,683)            5,393

 Exercise of stock option at $0.61, $1.00 and
   $4.00 per share                                      78                                                                   79
 Increase in notes and other receivable from
   shareholders                                                     (76)                                                   (76)
 Issuance of Class B common stock at $4.00 per
   share, net of issuance costs of $23               1,776                                                                1,776
 Increase in value of stock purchase warrants                                                            (610)             (610)
 Foreign currency translation adjustment                                        $  (8)                                       (8)
 Net income                                                                                               140               140
                                                   -------   ------------   -----------   ----------   -------   ---------------
Balance, August 31, 1995                             9,205         (362)           (8)                 (2,153)            6,694

 Conversion of Class B shares to Class A
 Issuance of Class B Common Stock at $4.50
   per share                                            67                                                                   67
 Exercise of stock options at $4.50 per share            8                                                                    8
 Increase in value of stock purchase warrants                                                            (895)             (895)
 Increase in notes and other receivable from
   shareholders                                                     (63)                                                    (63)
 Net unrealized loss in securities available
   for sale                                                                                 $ (170)                        (170)
 Net loss                                                                                              (9,442)           (9,442)
                                                   -------   ------------   -----------   ----------   -------   ---------------
Balance, August 31, 1996                            $9,280        $ (425)        $ (8)      $ (170)  $(12,490)          $(3,801)
                                                   -------   ------------   -----------   ----------   -------   ---------------
                                                   -------   ------------   -----------   ----------   -------   ---------------


The accompanying notes are an integral part of these consolidated financial statements.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS:

     Portola Packaging, Inc. and Subsidiaries (the "Company") designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, institutional food products and other non-carbonated beverage products. The Company has production facilities throughout the United States, Canada, and Mexico (through a joint venture).

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION:

     The Company recognizes revenue upon product shipment.

     CASH EQUIVALENTS:

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     INVESTMENTS:

     Investments as of August 31, 1995 and 1996 consisted of a certificate of deposit and equity securities in one company, respectively. Investments are generally considered to be available-for-sale and therefore are carried at fair market value. Unrealized holding gains and losses on such securities, when material, are reported net of related taxes as a separate component of common stock and other shareholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific cost identification method.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives, which range from three to thirty-five years. Leasehold improvements are amortized on a straight-line basis over their useful lives or the lease term, whichever is shorter (generally five to ten years). When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     JOINT VENTURE:

     The Company maintains a joint venture and license arrangement in Mexico. This investment, which is included in other assets, is accounted for by the equity method.

     INTANGIBLE ASSETS:

     Patents and covenants not-to-compete are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally five to thirteen years). Goodwill recorded in connection with acquisitions of Nepco, Portola Packaging Canada Ltd. and Portola Packaging (UK) (Note 2) is amortized on a straight-line basis over 15, 25 and 5 years, respectively.

     DEBT FINANCING COSTS:

     Debt financing costs are amortized using the interest method over the term of the related loans.

     RESEARCH AND DEVELOPMENT EXPENDITURES:

     Research and development expenditures are charged to operations as incurred.

     INCOME TAXES:

     Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of such assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and trade receivables. The Company's cash and cash equivalents and investments are concentrated primarily in several United States banks. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

     The Company's products are principally sold to entities in the food and beverage industries in the United States and Canada. Ongoing credit evaluations of customer financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant.

     The majority of the Company's products are molded from various plastic resins which comprise a significant portion of the Company's cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES,
       CONTINUED:

     other factors. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers would have a material adverse impact on the Company.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION:

     The Company's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of stockholders' equity (deficit). Net gains and losses arising from foreign currency transactions were not material in fiscal 1994, 1995 and 1996.

     COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARES:

     Earnings (loss) per common share and common equivalent share are computed by dividing income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Except as discussed below, the number of common shares is increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares is reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options and warrants; these purchases are assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeds the exercise price of the options and warrants.

     Since the Company's warrants include a put provision, Emerging Issues Task Force (EITF) Consensus 88-9 requires computation of earnings (loss) per share using the lower of the amount computed assuming conversion, as described above, or the amount computed assuming exercise of the put option feature of the warrants. Earnings (loss) per share computed using the put option feature is the more dilutive of the calculations in fiscal 1994, 1995 and 1996. The accretion of the warrants of $455, $610 and $895 for fiscal 1994, 1995 and 1996 respectively, is deducted from earnings to derive earnings (loss) per share.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     CARRYING VALUE OF LONG-LIVED ASSETS:

     The Company performs an evaluation of the carrying value of long-lived assets when undiscounted operating cash flows are not sufficient to recover the carrying value of such assets over their remaining estimated useful lives.

     RECENT ACCOUNTING PRONOUNCEMENTS:

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "ACCOUNTING FOR STOCK-BASED COMPENSATION", which establishes a fair value based method of accounting for stock-based compensation plans. The Company has elected the disclosure provisions in SFAS 123. This statement will be effective for the Company's fiscal year 1997.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the long term debt approximates fair value.

     RECLASSIFICATIONS:

     Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

2.   ACQUISITIONS:

     On September 1, 1995 the Company completed the acquisition of the 50% interest it had not previously owed in Cap Snap (UK) Ltd., now known as Portola Packaging Ltd. ("Portola Packaging (UK)") for a purchase price of approximately $1.5 million. Portola Packaging (UK) is a British corporation engaged in manufacturing and distributing small closures in the United Kingdom. The transaction has been accounted for as a purchase and results of operations subsequent to the acquisition date have been consolidated with the Company.

     Portola Packaging (UK) is being operated as an "unrestricted subsidiary". Accordingly, amounts that may be invested by the Company in Portola Packaging (UK) are subject to limitations pursuant to the terms of the Indenture pertaining to the senior notes issued in October 1995
     (see Note 7).

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

     2.   ACQUISITIONS, continued:

     Consideration for the acquisition was allocated as follows:

     Total consideration paid                              $  1,463

     Fair value of assets acquired                            1,294
                                                           --------
     Goodwill                                              $    169
                                                           --------
                                                           --------

     Effective June 16, 1995, the Company completed the acquisition of Alberta Plastic Industries Ltd., B.C. Plastic Industries Ltd., the remaining 50% interest of the Company's joint venture, Canada Cap Snap Corporation, and certain production equipment of Allwest Industries Incorporated. The acquired companies and assets operate in Canada as Portola Packaging Canada Ltd.

     The Canadian acquisition has been accounted for as a purchase and the results of operations of Portola Packaging Canada Ltd. have been consolidated with those of the Company commencing June 16, 1995. The total purchase price, including cash consideration and a noncompete agreement, amounted to $13,572. Cash consideration paid by the Company was $11,738. In addition, the Company entered into a noncompete agreement under which an intangible asset totaling $2,560 was recorded at the present value of the payments (using a discount rate of 8.75%). A liability was recorded of $1,834, which represents the net present value of the payments less the initial payment made upon the closing of the Canadian acquisition.

     Consideration for the acquisition was allocated as follows:

     Total consideration paid                                     $  11,738

     Fair value of net assets acquired                                5,464
                                                                  ---------
     Goodwill                                                     $   6,274
                                                                  ---------
                                                                  ---------

     Pro forma financial statements as if the Canadian acquisition had taken place at the beginning of each period presented are as follows:

                                             Pro Forma         Pro Forma
                                               1994              1995
                                             ---------         ---------
                                                     (UNAUDITED)
      Sales                                   $74,853          $132,165
      Gross profit                             20,286            35,638
      Operating income                          7,610            11,597
      Net income (loss)                          (214)              400
      Net income (loss) per share             $ (0.06)         $  (0.02)

     Effective June 30, 1994, the Company acquired all of the outstanding stock of Northern Engineering & Plastics Corp. and Northern Engineering and Plastics Corp. - West (collectively "Nepco"). Concurrent with the acquisition of Nepco, the Company also purchased, from parties related to the owners of Nepco, certain real property located in Sumter, South Carolina.

     The acquisition of Nepco has been accounted for as a purchase and the results ofoperations of Nepco have been consolidated with those of the Company commencingJuly 1, 1994. The total purchase price, including cash consideration, repayment of

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

2.   ACQUISITIONS, CONTINUED:

     existing indebtedness and noncompete agreements, amounted to $43,650. Cash consideration paid by the Company for the acquisition was $30,947. In addition, the Company assumed, and subsequently repaid, Nepco indebtedness of $9,058, and entered into a noncompete agreement under which an intangible asset and a liability totaling$3,645 were recorded at the present value of the payments (using a discount rate of11%).

     The Company financed its payments for the acquisition and Nepco indebtedness which aggregated $40,005, through a series of term senior and revolving notes as described in Note 7.

     The cash consideration paid by the Company comprised the following:

         Cash paid to the former shareholders of Nepco             $28,500

         Cash paid for the purchase of real property                 1,872

         Cash paid for certain closing costs                           575
                                                                   -------
                                                                   $30,947
                                                                   -------
                                                                   -------

     Cash consideration for the acquisition was allocated as follows:

         Total consideration paid                                  $30,947

         Fair value of net assets acquired                          14,482
                                                                   -------
         Goodwill                                                  $16,465
                                                                   -------
                                                                   -------

     In connection with the acquisition, the Company entered into noncompete and bonus agreements with the former owners of Nepco. The noncompete and bonus agreements have a five-year term with annual payments of $800 and $200, respectively.

     Pro forma financial statements as if the acquisition of Nepco had taken place at the beginning of fiscal year 1994 are as follows:

                                                                 Pro Forma
                                                                    1994
                                                                 ---------
                                                                (unaudited)

         Sales                                                   $101,415
         Gross profit                                              22,246
         Operating income                                           5,175
         Net income (loss)                                         (2,908)
         Net income (loss) per share                             $  (0.30)

3.   WRITE-OFF OF INTANGIBLES:

     In the fourth quarter of fiscal 1996, the Company elected early adoption of the provisions of Statement of Financial Accounting Standards Board
     (SFAS) No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"(SFAS 121) issued by the Financial Accounting Standards Board in March 1995. SFAS 121 requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

3.   WRITE-OFF OF INTANGIBLES, continued:

     This statement requires impairment losses to be recognized for assets that do not haverealizable carrying values, and requires valuation of impairments at the lowest level ofidentifiable cash flows. Previously, the Company evaluated long-lived assets on adivisional or group basis using undiscounted cash flows.

     Due to changes in market conditions in certain markets and manufacturing facilities, the Company evaluated portions of its goodwill recorded in connection with its acquisitions of Nepco and Portola Packaging Canada Ltd.

     The Company recorded impairment losses of $421 and $2,332, related to goodwill recorded in the acquisition of Nepco and Portola Packaging Canada Ltd., respectively.

     As a result of the adoption of SFAS 121, the Company undertook a detailed study of its patents and began to evaluate cash flows on an individual product family basis for impairment. Previously, patents were evaluated on a group basis for impairment. This change in methodology was implemented to be consistent with SFAS 121's requirement to evaluate cash flows from intangibles at the lowest identifiable level and resulted in a writedown of $4,539.

     The effect of adopting SFAS 121 on the financial statements was an increase in expenses of $7,292. Consistent with the provisions of SFAS 121, the additional expense related to adoption is included in results of operations. This writedown had no effect on cash flows from operations or cash available for debt service.

     SFAS 121 will require on going evaluations of impairments when the undiscounted cash flows from intangibles are insufficient to recover the related assets or an impairment is otherwise indicated. Due to the uncertainties in predicting future cash flows, it is at least reasonably possible that future impairments could occur, and those impairments could create a material effect on the financial position and results of operations of the Company.

4.   SUPPLEMENTAL CASH FLOW DISCLOSURES:

     The Company paid $835, $1,688 and $1,684 in income taxes during the years ended August 31, 1994, 1995 and 1996, respectively.

     The Company paid $3,694, $8,571 and $8,881 in interest during the years ended August 31, 1994, 1995 and 1996, respectively.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

4.   SUPPLEMENTAL CASH FLOW DISCLOSURES, continued:

     During fiscal year 1994, the Company reincorporated into a Delaware corporation, which resulted in a reclassification of $7,351 Class B common stock into additional paid-in capital.

     During fiscal year 1994 and 1996, the Company acquired $8 and $346, respectively, of equipment under capital lease.

     During fiscal 1994, the Company adopted SFAS No. 109 under which fixed assets and patents were grossed up $1,322 and $1,906, respectively, consistent with the gross-up of the deferred tax liability.

     During fiscal 1994, 1995 and 1996, the Company wrote off fully depreciated property, plant and equipment totaling $3,233, $2,561 and $3,285, respectively.

5.   INVENTORIES:

                                                               August 31,
                                                       -----------------------
                                                          1995         1996
                                                       ----------   ----------
        Raw materials                                  $    4,850   $    6,023
        Work in process                                     1,455          858
        Finished goods                                      3,528        4,769
                                                       ----------   ----------
                                                       $    9,833   $   11,650
                                                       ----------   ----------
                                                       ----------   ----------

6.   PROPERTY, PLANT AND EQUIPMENT:
                                                               August 31,
                                                       -----------------------
                                                          1995         1996
                                                       ----------   ----------
        Building and land                              $   10,655   $   19,865
        Machinery and equipment                            66,628       81,126
        Leasehold improvements                              3,052        3,132
                                                       ----------   ----------
                                                           80,335      104,123
        Less accumulated depreciation and amortization    (27,203)     (34,350)
                                                       ----------   ----------
                                                       $   53,132   $   69,773
                                                       ----------   ----------
                                                       ----------   ----------

     Depreciation charged to operations was $5,903, $8,619 and $10,261 for the years endedAugust 31, 1994, 1995 and 1996, respectively.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

7.   DEBT:

     CURRENT PORTION OF LONG-TERM DEBT:
                                                               August 31,
                                                       -----------------------
                                                          1995         1996
                                                       ----------   ----------
        Term Loan Note A                               $    4,000
        Equipment Note                                         63
        Development Note                                       17   $       16
        Canadian Term Loan Note                               744        1,460
        Canadian Revolver Loan Note                           844          233
        Capital Lease Obligations                                           96
                                                       ----------   ----------
                                                       $    5,668   $    1,805
                                                       ----------   ----------
                                                       ----------   ----------

     LONG-TERM DEBT:
                                                               August 31,
                                                       -----------------------
                                                          1995         1996
                                                       ----------   ----------
        Senior Notes                                                $  110,000
        Term Loan Note A                               $   23,000
        Term Loan Note B                                   30,000
        Senior Subordinated Notes                          10,000
        Revolving Loan Note                                15,711
        Canadian Term Loan Note                             7,442        5,840
        Development Note                                       91           74
        Capital Lease Obligations                                          194
                                                       ----------   ----------
                                                       $   86,244   $  116,108
                                                       ----------   ----------
                                                       ----------   ----------

     SENIOR NOTES:

     On October 2, 1995 the Company completed an offering of $110 million of senior notes that mature on October 1, 2005 and bear interest at 10.75%. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996.

SENIOR REVOLVING CREDIT FACILITY:

     Concurrently with the offering, the Company entered into a new five-year senior revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, property, plant and equipment, which serve as collateral for the line. The credit facility, which expires September 30, 2000, contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes,

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

7.   DEBT, continued:

     SENIOR REVOLVING CREDIT FACILITY, continued:

     (vi) engage in certain sales of assets, (viii) engage in certain transactions with affiliates and (viii) make restricted junior payments.
     At August 31, 1996 no amounts were outstanding under this credit facility and the full amount was available for draw. An availability fee is payable on the facility based on the total commitment amount and the balance outstanding at the rate of 0.375% per annum. In addition, interest is payable is based on either the Bank Prime Loan rate or the LIBOR loan rate. The interest rate on the facility based on the Bank Prime Loan rate was 9.5% at August 31, 1996.

     DEVELOPMENT NOTE:

     The Company has a Development Note with the Bi-State Regional Commission. The Development Note bears interest at 4% with the final monthly payment due in May 2001.

     CANADIAN TERM LOAN NOTE:

     Principal payments for the term note are due quarterly beginning on November 30, 1995 in the amount of $183, then increasing every fifth quarter to $365, $456, $502 and $502 with the final payment on August 31, 2000. Interest is payable monthly based on the Canadian prime rate loan and/or Bankers Acceptances. At August 31, 1995 and 1996, the interest rate was 10.0% and 7.5% respectively. The note agreement also calls for mandatory prepayments after August 31, 1996, based upon financial calculations including excess cash flow.

     CANADIAN REVOLVING LOAN NOTE:

     The revolving credit facility is maintained to finance working capital requirements. The facility provides for borrowings based on eligible accounts receivable and inventories up to the commitment amount of $2,190. The principal is payable upon demand. Interest is payable monthly based on the Canadian prime rate overdraft and/or Bankers Acceptances. At August 31, 1995 and 1996, the interest rate was 9.25% and 8.75%, respectively.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

7.   DEBT, continued:

     REPAYMENT OF PRIOR OBLIGATIONS:

     In connection with the October 2, 1995 Senior Notes offering, the Company repaid amounts outstanding under the Term Loan Note A, Term Loan Note B, Senior Subordinated Notes and Revolving Loan Note. The final installment of the Equipment Note was paid in June 1996.

     CAPITAL LEASE OBLIGATIONS:

     The Company acquired certain machinery and office equipment under noncancelable capital leases. The balance sheet includes the following items held under capital lease obligations:

                                                             August 31,
                                                       -----------------------
                                                          1995         1996
                                                       ----------   ----------
         Building                                      $      438
         Land                                                  65
         Equipment                                             64   $      346
                                                              567          346
                                                       ----------   ----------
         Less accumulated amortization                        (63)         (62)
                                                       $      504   $      284
     EXTRAORDINARY ITEMS:

     In connection with the Company's early extinguishment of debt in June 1994, certain costs, consisting primarily of loan fees of approximately $1,329 were written-off. These transactions have been reported as an extraordinary item in the statement of operations, net of an income tax benefit of approximately $539.

     In connection with the Company's early extinguishment of debt in October 1995, certain costs, consisting primarily of loan fees of approximately $2,110 were written-off. These transactions have been reported as an extraordinary item in the statement of operations, net of an income tax benefit of approximately $845.

     FINANCING COSTS:

     In connection with a debt offering which was commenced but not completed, the Company expensed costs amounting to $625 in fiscal 1994.

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

7.   DEBT, continued:

     AGGREGATE MATURITIES OF LONG-TERM DEBT:

     The aggregate maturities of long-term debt as of August 31, 1996 are as follows:

               Fiscal
              Years End                                                 Total
              ---------                                               --------
                1997                                                  $  1,805
                1998                                                     1,939
                1999                                                     2,089
                2000                                                     2,053
                2001                                                        27
                Thereafter                                             110,000
                                                                      --------
                                                                      $117,913
                                                                      --------
                                                                      --------

8.   OTHER LONG-TERM OBLIGATIONS:

     The Company has incurred certain liabilities in connection with agreements entered into with former owners, which include provisions for guaranteed bonuses and covenants not-to-compete, as follows:

                                                                           August 31,
                                                                     -----------------------
                                                                        1995         1996
                                                                     ----------   ----------
     Covenants under the acquisition of Nepco                        $    3,068   $    2,358
     Covenants under the purchase of Portola Packaging Canada Ltd.        2,125        1,283
     Other covenants                                                         50
                                                                     ----------   ----------
     Total obligations                                                    5,243        3,641
     Current portion (included in accrued liabilities)                    1,332        1,338
                                                                     ----------   ----------
                                                                     $    3,911   $    2,303
                                                                     ----------   ----------
                                                                     ----------   ----------

9.  COMMITMENTS AND CONTINGENCIES:

    The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2007. Under the terms of the facilities' leases, the Company is responsible for common area maintenance expenses which include taxes, insurance, repairs and other operating costs.

    At August 31, 1996 future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)

9.   COMMITMENTS AND CONTINGENCIES, continued:

          Fiscal Years Ended August 31,
          -----------------------------
                1997                                                  $  1,287
                1998                                                     1,091
                1999                                                       864
                2000                                                       767
                2001                                                       450
                Thereafter                                               3,151
                                                                      --------
                                                                      $  7,610
                                                                      --------
                                                                      --------

     Base rent expense for the years ended August 31, 1994, 1995 and 1996 totaled $1,395, $1,381 and $1,793, respectively, of which $696, $720 and $291, was paid to Three Sisters (Note 15) for the years ended August 31, 1994, 1995 and 1996, respectively.

     The Company has been engaged in patent litigation with Scholle Corporation ("Scholle"), which commenced an action against the Company in the United States District Court, Northern District of California in July 1992 alleging that the Company infringed upon certain patents of Scholle relating to five-gallon non-spill closures. In February 1995, a jury rendered a verdict adverse to the Company and in favor of Scholle, which verdict was entered by the court on January 2, 1996, making the Company liable for damages of $0.01 per closure unit sold. In June 1996, the Company entered into a settlement agreement with Scholle, the terms of which provide for the grant by Scholle of a non-exclusive license to use certain of its patents and the payment by the Company of a royalty in the amount of $0.01 per five gallon non-spill closure unit. The Company remained liable for damages of $0.01 per closure unit sold prior to the date of execution and delivery of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996. Such amount had been previously accrued in the Company's financial statements.

     The Company is engaged in patent litigation with two other parties who are seeking to have the court declare certain patents owned by the Company invalid. The Company believes its patents are valid, and intends to vigorously contest these actions. However, there can be no assurance that the Company will be successful in its defense.

     The Company is also a party to a number of other lawsuits and claims arising out of the normal course of business. Management does not believe the final disposition of these matters will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)

10.  REDEEMABLE WARRANTS:

     The Company has outstanding two warrants to purchase an aggregate of 2,493 shares of its Class A common stock which are held by certain of the Company's shareholders. A warrant to purchase 2,053 shares of common stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain antidilution provisions. After June 30, 1999, if the Company has not completed an initial public offering of its common stock, the warrant holder may require the Company to purchase the warrant at a price equal to the higher of the current fair value per share of the Company's common stock or an amount computed under an earnings formula in the warrant agreement. The purchase obligation may be suspended under certain circumstances including restrictions on such payments as specified in the senior credit agreements. After December 31, 2001, the Company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company's common stock or an amount computed under an earnings formula in the warrant agreement. The earnings formula is based on income before interest, taxes and debt outstanding to calculate an estimated value per share. At August 31, 1994, 1995 and 1996 the accretion was determined using the fair market value of the common stock.

     A second warrant to purchase 440 shares of Class A common stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2004. After August 1, 2001, if the Company has not completed an initial public offering of its common stock, the holder may require the Company to purchase its warrant at a price equal to the higher of the current fair value price per share of the Company's common stock or the net book value price per share of the Company's common stock or the net book value per share as computed under a valuation formula set forth in the warrant. The purchase obligation may be suspended under certain circumstances including restriction on such payments as specified in the senior credit agreements. On or after August 1, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company's common stock or the net book value per share. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate a estimated value per share. At August 31, 1994, 1995 and 1996, the accretion was determined using the fair value of the common stock.

     Generally accepted accounting principles require that an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant be accreted over the period of the warrant. At August 31, 1996, the estimated redemption value of the warrants exceeded their carrying value. The difference is being charged to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. Charges to accumulated deficit related to the warrants amounted to $455, $610 and $895 during the years ended August 31, 1994, 1995 and 1996, respectively.

11.   SHAREHOLDERS' EQUITY:

     REINCORPORATION:

     In April 1994, the Company was reincorporated from California to Delaware, at which time the Company's outstanding common stock was exchanged on a one share of the California corporation common stock for one share of the Delaware corporation common stock basis.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


11.  SHAREHOLDERS' EQUITY, continued:

     CLASS A AND B COMMON STOCK:

     The Company has authorized 5,203 shares of Class A common stock, of which 2,493 shares are reserved for the warrants described in Note 10. Class A common shareholders are not entitled to elect members of the Board of Directors. In the event of an aggregate public offering exceeding $10,000, the Class A and Class B, Series 2 common stock is automatically converted into Class B, Series 1 common stock, based on the appropriate conversion formula. The Class B common shareholders have the right to elect members of the Board of Directors, with the holders of Series 1 having one vote per share, and the holders of Series 2 having a number of votes equal to the number of shares into which the Series 2 shares are convertible into Series 1 shares.

     In the event of liquidation or dissolution in which the value of the Company is less than $1.75 per share of common stock, the holders of Class B, Series 2 will receive 60% of the proceeds until they have received $1.75 per share. All other amounts available for distribution shall be distributed to the Class B, Series 1 and Series 2 holders pro rata based on the number of shares outstanding. If the value of the Company is greater than or equal to $1.75 per share, the holders of all classes of common stock are entitled to a pro rata distribution based on the number of shares outstanding.

     The Company is required to reserve shares of Class B, Series 1 stock for the conversion of Class A and Class B, Series 2 into Class B, Series 1 common stock.

     DIRECTORS' AGREEMENTS:

     The Company entered into Directors' Agreements dated September 1989 and amended in January 1990 and August 1991, with certain directors who are also shareholders of the Company. The agreements provided that the Company is to pay up to $22 per year to each individual for serving as a director, and granted each director the right to purchase up to 22 shares per year of Class B, Series 1 common stock at $1.00 per share through fiscal 1992. In October 1990, the Company entered into a Director's Agreement with another director, who is also a shareholder of the Company. The agreement provided that the Company pay up to $22 per year for services as a director. In January 1996, the Company began paying an additional $4 per year to directors who serve as members and alternates of committees. The Board of Directors currently has two committees, the audit committee and the compensation committee. In May 1996, the Company entered into a Director's Agreement with another
     director, who is also a shareholder of the Company.   During the years
     ended August 31, 1994, 1995 and 1996, the Company paid $82, $64 and $96, respectively, in director fees and related expenses.

     STOCK OPTION PLAN:

     The Company has reserved 2,866 and 1,000 shares of Class B, Series 1 common stock for issuance under the Company's 1988 and 1994 stock option plans, respectively. Under both plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company's stock at the date of grant for non-qualified options and not less than 100% of the fair market value of the Company's stock at the date of grant for incentive options.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)

11.  SHAREHOLDERS' EQUITY, continued:

                                    Option Price    Available    Outstanding
          Stock Options              Per Share      for Grant  Shares    Amount
          -------------              -----------    ---------  ------  --------
                                   (NOT THOUSANDS)

        August 31, 1993              $0.61-$2.50         140    1,212   $ 1,513
          Granted                       $2.50            (70)      70       175
          Exercised                     $2.50                     (10)      (25)
          Canceled                      $1.75             25      (25)      (44)
                                                     -------    -----   -------
        August 31, 1994              $0.61-$2.50          95    1,247     1,619
          Reservation of  shares                       1,000
          Granted                    $3.75-$4.00        (370)     370     1,456
          Exercised                  $0.61-$4.00                  (96)      (78)
          Canceled                      $4.00              9       (9)      (36)
                                                     -------    -----   -------
        August 31, 1995              $0.61-$4.00         734    1,512     2,961
          Granted                    $4.50-$5.00        (622)     622     2,862
          Exercised                     $4.50                      (2)       (8)
          Canceled                   $4.00- $4.50         48      (48)     (207)
                                                     -------    -----   -------
        August 31, 1996              $0.61-$5.00         160    2,084   $ 5,608
                                                     -------    -----   -------
                                                     -------    -----   -------

     At August 31, 1996, approximately 1,124 options were exercisable at an average exercise price of $1.43 per share.

12.  EMPLOYEE BENEFIT PLANS:

     On December 31, 1994, the Company merged its Profit Sharing Plan and its Retirement and Savings Plan with those of a subsidiary company, establishing a single defined contribution plan (The "Employee Benefits Plan"). The Employee Benefits Plan covers all full time employees of the Company who are age twenty one or older, have completed one year of service and are not covered by a collective bargaining agreement.
     Profit sharing contributions are at the discretion of the Board of Directors and amounted to $493 and $596 for the year ended August
     31, 1995 and 1996. Administrative expense in connection with the Plan amounted to $23 and $47 for the years ended August 31, 1995 and 1996. The Company incurred expense related to prior employee benefit plans of $360 for the year ended August 31, 1994.

     The Board of Directors has approved, subject to stockholder approval, an Employee Stock Purchase Plan (the ESPP) under which 750,000 shares of Class B common stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25,000 in any calendar year. The participant's purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period, as determined by the Board of Directors. The Plan, once approved by the shareholders, shall continue until terminated by the Board, until all of the shares reserved for issuance under the Plan have been issued or until January 1, 2007, whichever shall first occur.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


13.  INCOME TAXES:

     The provision for income taxes, excluding extraordinary items, for the three years ended August 31, 1996 consists of the following:

                                                              August 31,
                                                      --------------------------
                                                       1994      1995      1996
                                                      ------    ------    ------
     Current:
          Federal                                     $1,013    $1,677    $ 747
          State                                          344       300      187
          Foreign                                                  (29)      26
                                                      ------    ------    ------
                                                       1,357     1,948      960
                                                      ------    ------    ------
     Deferred:
          Federal                                       (176)     (605)    (392)
          State                                          (86)      (86)     260
          Foreign                                                   37       37
                                                      ------    ------    ------
                                                        (262)     (654)     (95)
                                                      ------    ------    ------
                                                      $1,095    $1,294    $ 865
                                                      ------    ------    ------
                                                      ------    ------    ------

     As discussed in Note 1, Summary of Significant Accounting Policies, the Company adopted SFAS No. 109 effective September 1, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109; however, prior year business combinations have been restated as of September 1, 1993 under SFAS No. 109.

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

                                                        Year Ended August 31,
                                                     --------------------------
                                                      1994      1995      1996
                                                     ------    ------    ------
     Federal statutory rate (benefit)                 34.0%     34.0%    (34.0)%
     State taxes                                       6.6      14.9      (5.1)
     Nondeductible amortization and depreciation       7.4      26.0      46.2
     Nondeductible permanent items                               7.0       0.7
     Other                                             1.9       8.3       4.0
                                                     ------    ------    ------
     Effective income tax rate                        49.9%     90.2%     11.8%
                                                     ------    ------    ------
                                                     ------    ------    ------

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


13.  INCOME TAXES, continued:

     The components of the net deferred tax liabilities:

                                                          August 31,
                                                       ----------------
                                                        1995      1996
                                                       ------    ------
     Deferred tax assets:
          Federal credits                              $  651    $  404
          State tax credits                               360         7
          Accounts receivable                             313       317
          Other liabilities                               924       990
                                                       ------    ------
          Total assets                                  2,248     1,718
                                                       ------    ------
     Deferred tax liabilities:
          Property, plant and equipment                 7,354     7,977
          Intangible assets                               712      (574)
          Foreign taxes, net                               37        75
                                                       ------    ------
          Total liabilities                             8,103     7,478
                                                       ------    ------
          Net deferred tax liabilities                 $5,855    $5,760
                                                       ------    ------
                                                       ------    ------

14.  EXPORT SALES AND GEOGRAPHICAL INFORMATION:

     Export sales to unaffiliated customers were $8,071, $18,658 and $17,568 for the years ended August 31, 1994, 1995 and 1996, respectively. Export sales are predominantly to North America, Europe, the Middle East and the Pacific Rim. During fiscal 1996, export sales to North America, Europe, the Middle East and the Pacific Rim accounted for 24%, 33%, 12%, and 6% of total export sales, respectively.

     Summarized data by geographic area for fiscal 1996 is as follows:

                    United States   Canada   Europe    Eliminations    Total
                    -------------   -------  -------   ------------   --------

     Sales            $145,614      $10,303  $ 5,695     $(2,150)     $159,462
     Income (loss)
       from
       operations        8,301       (1,476)  (1,645)                    5,180
     Identifiable
       assets         $142,084      $11,040  $ 4,648     $(5,545)     $152,227

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)

15.  RELATED PARTY TRANSACTIONS:

     In fiscal 1996, the Company deposited $3,000 in a U.S. Bank to secure a loan to its 50% joint venture in Mexico.

     The Company paid $162 and $5 for the years ended August 31, 1994 and 1995, respectively, to a company for prototype mold development and mold engineering work. A director and officer of the aforementioned company is also a director of the Company.

     The Company paid $420, $333 and $618 for the years ended August 31, 1994, 1995 and 1996, respectively, to a law firm for legal services rendered. A general partner of the aforementioned firm is also a director of the Company.

     The Company paid $42 for the years ended August 31, 1994, 1995 and 1996 to a corporation for management fees. A shareholder of the aforementioned corporation is also a director and significant shareholder of the Company.

     The Company had debt outstanding with a financial institution of $10,000 at August 31, 1994 and 1995, which was repaid by the Company in October 1995 along with a debt prepayment penalty of approximately $149. The Company paid interest of approximately $1,350, $1,350 and $113 for each of the three years, respectively. The Company also paid $258 for the year ended August 31, 1994 to the same financial institution for ongoing corporate advice and in connection with the refinancing in fiscal year 1994. An officer of the financial institution is a director of the Company.

     The Company has amounts receivable from non-consolidated affiliated companies which amounted to $421, $736 and $358 as of August 31, 1994, 1995 and 1996, respectively.

     The Company leased certain office, production and warehouse facilities from Three Sisters Ranch Enterprises (Three Sisters). Certain general partners in Three Sisters are also minority shareholders in the Company (less than 5%). The Company owed $15 at August 31, 1994 in the form of unsecured notes due to Three Sisters. The notes were repaid in fiscal 1995. The Company purchased these facilities for $7.2 million in fiscal 1996.

16.  SUBSEQUENT EVENT:

     On September 1, 1996 the Company completed the acquisition of Rapid Plast J-P. Inc., a Canadian federal corporation, for a purchase price of approximately $2.3 million. Rapid Plast was amalgamated with the company formed to acquire the capital stock of Rapid Plast, and now operates under the name Portola Packaging Ltd. Portola Packaging Ltd. is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. This transaction has been accounted for as a purchase and therefore the results of operations subsequent to the acquisition will be consolidated with the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The current directors and executive officers of the Company are as follows:


                                  YEARS WITH
NAME                       AGE     COMPANY      POSITION
----                       ---    ----------    --------
Jack L. Watts               48        10        Chairman of the Board and Chief Executive Officer
Laurie D. Bassin            47        10        Vice President - Corporate Development
Douglas L. Cullum           42        10        President - Packaging Division
Dannie K. Martz             44         1        President - Closures Division and Portola Sales and Service Division
E. Scott Merritt            41         1        Vice President - Manufacturing Technology
Rodger A. Moody             43        21        Vice President, Managing Director - International Division
Robert Plummer              37         2        President - Dispensing Closure Products Division and U.S. Closure Manufacturing
                                                  Division
Robert R. Strickland        52         5        Vice President - Finance, CFO and Assistant Secretary
Patricia A. Voll            38         0        Vice President - Finance and Accounting
Christopher C. Behrens      35         2        Director
Martin R. Imbler (2)        48         7        Director
Jeffrey Pfeffer, Ph.D. (1)  50         0        Director
Timothy Tomlinson (1)(2)    46        10        Secretary and Director
Larry C. Williams (1)(2)    47         7        Director


___________

(1)  Member of the Compensation Committee.

(2) Member of the Audit Committee. Mr. Tomlinson serves as an alternate member of the Audit Committee.

     Mr. Watts has been Chairman of the Board and Chief Executive Officer of the Company since January 1986. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.

     Ms. Bassin has been Vice President - Corporate Development of the Company since February 1993. From August 1986 to February 1993, she was Director of Marketing of the Company. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

     Mr. Cullum has been President - Packaging Division since April
1996. He was Vice President - Manufacturing Technology of the Company from November 1994 to April 1996. He joined the Company in 1986 and became Vice President - Operations of the Cap Snap Division in April 1987.

     Mr. Martz has been President - Closures Division and Portola Sales and Service Division since August 29, 1996. From September 1995, when he joined the Company, through August 29, 1996, he was President - Cap Snap Division. From March 1995 to September 1995, he was Senior Vice President of Cymer Laser Technologies, a laser manufacturer. From January 1992 to March 1995, he was Vice President and General Manager of the Varian - TEL Products Division of Varian Associates, Inc., a manufacturer of semiconductor equipment, electrical devices, instruments and other electronics products, and from October 1986 to January 1992, he was employed by KLA Instruments Corporation, a company involved in the factory automation, manufacturing, photonics, and test and measurement industries, most recently as Vice President and General Manager, Automated Test Systems Division.

     Mr. Merritt has been Vice President - Manufacturing Technology since April 1996. He was President and General Manager -Fitment Equipment from February 1995 until April 1996. From August 1992 to February 1995, he was an Advisor, General Assembly for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota. From 1978 to August 1992, he was employed by General Motors of Canada, Ltd., where he held various positions, most recently as Manufacturing Superintendent - Components Plant.

     Mr. Moody has been Vice President - Managing Director - International Division of the Company since October 1994. He has been with the Company since 1975 and has worked in a variety of functional areas, including production, administration, marketing/sales, equipment and general management.

     Mr. Plummer has been President - Dispensing Closure Products and U.S. Closure Manufacturing Division since August 29, 1996. From May 1994 to April 1996, he was Vice President and General Manager - Equipment Division of the Company. In addition, he assumed responsibilities as President - Nepco Division in September 1995, a position he held through August 1996. From May 1989 to May 1994 he was employed by General Motors Corporation; as an Assembly Advisor for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota from February 1993 to May 1994 and as Product Manager of the Harrison Division of General Motors Corporation, which produces automotive engine cooling and heating, ventilating, and air conditioning systems, from May 1989 to February 1993.

     Mr. Strickland has been Vice President - Finance and Chief Financial Officer of the Company since July 1991. From September 1990 to July 1991, he served as Senior Vice President and Chief Financial Officer at Personics Corporation, a company that manufactured a system of producing audio cassette tapes in retail record stores. From February 1988 to June 1990, he was employed by Lucky Stores, Inc., a supermarket chain, most recently as Vice President Finance and Administration.

     Ms. Voll joined the Company in April 1996 as Vice President, Finance and Accounting. From February 1993 to September 1995, she was employed by Trinzic Corporation, a software company, most recently as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. From June 1991 to January 1993, she was employed by Pyramid Technology, Inc., a computer hardware manufacturer, as Director of Accounting. From 1986 to 1991, she was employed by Ingres Corporation, a software company, where she held various management positions, most recently as Corporate Controller.

     Mr. Behrens has been a director of the Company since June 1994. He has been an officer of The Chase Manhattan Bank, N.A. since 1986 and an officer of Chase Capital Partners since 1990. Mr. Behrens is a director of The Pantry, Inc. and numerous private companies.

     Mr. Imbler has been a director of the Company since March 1989. He has been President, Chief Executive Officer and a director of Berry Plastics Corporation ("Berry"), a manufacturer of plastic packaging, since January 1991. He has also served as a director of BPC Holding Corporation, an entity affiliated with Berry, since 1991.

     Dr. Pfeffer has been a director of the Company since May 1996. He has been a professor in the Graduate School of Business at Stanford University since 1979, except for the 1981 - 1982 academic year, when he served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at the Harvard Business School, and currently holds the Thomas
D. Dee Professor of Organizational Behavior chair.

     Mr. Tomlinson has been Secretary and a director of the Company since January 1986. He also serves as a director of Oak Technology, Inc., a designer and marketer of multimedia semiconductors and related software, and as a director of several private companies as well. He has been a partner in the law firm of Tomlinson Zisko Morosoli & Maser LLP since 1983.

     Mr. Williams has been a director of the Company since January 1989. He co-founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

     Each director listed above, except Dr. Pfeffer, was elected at the Company's Annual Meeting of Shareholders held in January 1996 and will serve until his successor has been elected and qualified or until his earlier resignation or removal. Dr. Pfeffer was elected by Unanimous Written Consent of the Board of Directors of the Company effective May 19, 1996 and will serve until his successor has been elected or qualified or until his earlier resignation or removal. Executive officers are chosen by, and serve at the discretion of, the Board.


COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, no persons are presently required to file reports with the Commission pursuant to Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended August 31, 1996, 1995 and 1994 by the Company's Chief Executive Officer and the Company's five other most highly compensated executive officers during fiscal 1996 (together, the "Named Officers"). The table includes one executive officer who has resigned.

                              SUMMARY COMPENSATION TABLE


                                                                     LONG-TERM
                                                                COMPENSATION AWARDS
                                                             --------------------------
                                   ANNUAL COMPENSATION       OTHER ANNUAL    SECURITIES     ALL OTHER
                                   -------------------       COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR     SALARY   BONUS (1)       (2)          OPTIONS          (3)
---------------------------    ----    --------  ---------   ------------    ----------    ------------
Jack L. Watts                  1996    $269,348  $ 37,500      $50,493        100,000         $3,600
  Chairman of the Board and    1995     232,280    62,502       50,251             --          3,015
  Chief Executive Officer      1994     201,093   150,000       50,373             --          6,999

Douglas L. Cullum              1996     149,093     7,500           --         20,000          3,600
  President-                   1995     143,042     9,940           --             --          3,015
  Packaging Division           1994     136,839    16,300           --             --          2,404

Howard R. Girbach (4)          1996     162,323    11,250        7,200             --          3,600
  Corporate Vice-President     1995     162,011     2,040        7,200             --          3,015
                               1994     149,261    29,300        7,200             --          2,404

Dannie K. Martz (5)            1996     155,481    11,250        6,600         72,000             --
  President - Closures         1995          --        --           --             --             --
  Division and Portola Sales
    and Service Division       1994          --        --           --             --             --

Robert Plummer (6)             1996     152,137     8,750           --         10,500          3,600
  President-Dispensing         1995     133,850    13,900       28,721         54,000          2,260
  Closure Products Division    1994      36,346     5,700           --         50,000             --
    and U.S. Closure
    Manufacturing Division

Robert R. Strickland           1996     156,770    10,000                                      3,600
  Vice President-Finance and   1995     150,974     2,040                                      3,015
  Chief Financial Officer      1994     133,443    57,500                                      2,404


___________

(1) With respect to fiscal 1996, includes bonuses paid during fiscal 1996 for services rendered during fiscal 1996, but not bonuses paid during fiscal 1997 for services rendered during fiscal 1996. With respect to fiscal 1995, includes bonuses paid during fiscal 1996 for services rendered during fiscal 1995, but not bonuses paid during fiscal 1995 for services rendered during fiscal 1994. With respect to fiscal 1994, includes bonuses paid during fiscal 1995 for services rendered during fiscal 1994, but not bonuses paid during fiscal 1994 for services rendered during fiscal 1993.

(2) Includes automobile and gas allowances with respect to Mr. Watts, Mr. Girbach and Mr. Martz. In addition, includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI Management Inc., a corporation of which Mr. Watts is the sole shareholder and employee. Also includes relocation payments with respect to Mr. Plummer for fiscal 1995.

(3) Represents insurance premiums on term life insurance of $4,595 for Mr. Watts for fiscal 1994. In addition, represents a Company profit-sharing contribution of $2,304, $2,100 and $2,100 for fiscal 1994, 1995 and 1996, respectively, and a Company 401(k) matching contribution of $100 in fiscal 1994, a Company 401(k) matching contribution of up to 1% of salary, depending on the employee's contribution to the plan for fiscal 1995, and a Company 401(k) matching contribution of $1,500 for fiscal 1996, for the officers who participate in the plan.

(4) Mr. Girbach resigned as President of the Packaging Division in April 1996 and resigned all other officer positions in late October 1996.

(5)  Mr. Martz joined the Company in September 1995.

(6)  Mr. Plummer joined the Company in May 1994.


     The following table sets forth information concerning individual grants of stock options made during fiscal year 1996 to the Named Officers.

                              OPTION GRANTS IN FISCAL 1996


                                                                         POTENTIAL REALIZABLE VALUE
                   NUMBER OF      % OF TOTAL                              AT ASSUMED ANNUAL RATES
                   SECURITIES      OPTIONS        EXERCISE                    OF STOCK PRICE
                   UNDERLYING     GRANTED TO      OR BASE                 APPRECIATION FOR OPTION
                     OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION             TERM
NAME               GRANTED (1)  FISCAL YEAR (2)  ($/SH) (3)     DATE      5%($)          10%($) (4)
----               -----------  ---------------  ----------  ----------  --------        ----------
Jack L. Watts        100,000         17.2%         $4.95     08/27/2006  $238,005         $672,165
Douglas L. Cullum     20,000          3.4%         $4.50     08/27/2006  $ 56,601         $143,433
Dannie K. Martz       72,000         12.4%         $4.50     11/08/2005  $203,764         $516,359
Robert Plummer        10,500          1.8%         $4.50     08/27/2006  $ 29,715         $ 75,303


___________

(1) All options were granted under the Company's 1994 Stock Option Plan. The options become exercisable for 20% of the shares on the first anniversary of the date of grant and the balance vests 5% for each calendar quarter of each individual's employment thereafter. Vesting of Mr. Watts' options accelerates upon a change in control. See "Employment and Change in Control Arrangements" below. All individuals identified in the table received incentive stock options.

(2) Calculated by excluding as part of total options granted in fiscal 1996 any options granted to non-employee directors during fiscal 1996 under the Company's 1994 Stock Option Plan.

(3) The exercise price on the date of grant was equal to 100% of the fair market value as determined by the Board of Directors on the date of grant, except with respect to the exercise price of the options granted to Mr. Watts on the date of grant which was equal to $0.45 above the fair market value determined by the Board of Directors.

(4) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.


     The following table sets forth certain information regarding option exercises during fiscal year 1996 and the number of shares covered by both exercisable and unexercisable stock options as of August 31, 1996 for each of the Named Officers.

  AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES


                                                 NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                         SHARES                 UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                       ACQUIRED ON   VALUE    OPTIONS AT AUGUST 31, 1996     AUGUST 31, 1996 (1)
NAME                    EXERCISE    REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                   -----------  --------  -----------  -------------  -----------  -------------
Jack L. Watts              --          --         --          100,000      $  --         $  --
Douglas L. Cullum          --          --       55,000         20,000       213,950         --
Howard R. Girbach (2)      --          --       64,000         76,000       128,000       152,000
Dannie K. Martz            --          --         --           72,000         --            --
Robert Plummer             --          --       28,800         75,700        41,400        65,600
Robert R. Strickland       --          --       80,000          --          220,000         --


___________

(1) The value of an "in-the-money" option represents the difference between the estimated fair market value of the underlying securities at August 31, 1996 of $4.50 per share, as determined by the Company's Board of Directors, minus the exercise price of the option.

(2) Mr. Girbach resigned as President of the Packaging Division in April 1996 and resigned all otherofficer positions in late October 1996.

DIRECTOR COMPENSATION

     Each of Dr. Pfeffer and Messrs. Imbler, Tomlinson and Williams receives as compensation for his services as a director $2,500 per quarter, and $2,000 for each meeting of the Board attended, and is reimbursed for his reasonable expenses in attending Board meetings. None of the other Board members is compensated as such. Each of Messrs. Imbler and Williams receives an annual retainer for his services as a member of the Audit Committee of the Board in the amount of $4,000 paid on a quarterly basis. Mr. Tomlinson receives an annual retainer for his services as an alternate member of the Audit Committee of $4,000 paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000 paid on a quarterly basis.

     On August 27, 1996, the Compensation Committee of the Board of Directors approved the grant to certain Directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Stock Option Plan (the "1994 Plan"). Options may be granted under the 1994 Plan to officers, key employees, directors and independent contractors of the Company, or any subsidiary of the Company. Each of Dr. Pfeffer and Messrs. Imbler, Williams and Tomlinson received options to purchase 10,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of Five Dollars ($5.00) per share. The non-qualified stock options granted to such directors will expire ten (10) years from the date of grant and will vest twenty percent (20%) one year after the vesting start date of August 27, 1996 and five percent (5%) for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company. Mr. Tomlinson has assigned his options to TZM Investment Fund, of which Mr. Tomlinson is a general partner.

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     In April 1996, Mr. Girbach resigned from his position as President-Packaging Division of the Company and assumed the title of Corporate Vice President working on special projects for Mr. Watts.
Effective as of October 28, 1996, Mr. Girbach resigned his position as an officer of the Company and entered into a Resignation Agreement providing for severance payments in connection with such resignation. Under the terms of such arrangement, Mr. Girbach will remain as an employee of the Company until August 31, 1997. The Company will continue to pay to Mr. Girbach an amount generally equal to his current monthly salary through the period ending August 31, 1997. Mr. Girbach generally will remain eligible to receive various employee benefits and, until expiration of his period of employment, will retain his rights under the stock option agreements relating to the stock options previously granted to him.

     Certain of the stock option agreements entered into pursuant to the 1994 Plan provide for acceleration of vesting of options governed thereby in the event of a "change of control," as defined in such stock option agreements. In this regard, the options granted to Dr. Pfeffer and each of Messrs. Watts, Imbler, Williams and Tomlinson on August 27, 1996 provide for acceleration of vesting upon a change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Company's Board of Directors are Timothy Tomlinson, Larry C. Williams and Jeffrey Pfeffer, Ph.D. Mr. Tomlinson is also the Company's Secretary.

     For a description of transactions between the Company and members of the Compensation Committee and entities affiliated with such members, please see "Certain Relationships and Related Transactions under Item 13 of this report on Form 10-K. For a description of the options recently granted to Dr. Pfeffer and Messrs. Williams and Tomlinson, please see the heading above entitled "Director Compensation."

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information with respect to beneficial ownership of each class of the Company's voting securities as of November 4, 1996 by (i) each person known by the Company to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. The Company's equity securities are privately-held and no class of voting securities of the Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

      TITLE OF CLASS (1)         NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE      PERCENT OF
      ------------------         ------------------------------
                                              OWNER                     OF BENEFICIAL         CLASS (2)
                                              -----                                           ---------
                                                                        OWNERSHIP (2)
                                                                        -------------
Class B Common Stock, Series 1   Jack L. Watts (3)                        3,898,021             40.3%
Class B Common Stock, Series 1   Christopher C. Behrens (4)               1,552,333             16.0%
Class B Common Stock, Series 1   Chase Manhattan Capital                  1,552,333             16.0%
                                 Corporation (5)
Class B Common Stock, Series 2   Christopher C. Behrens (4)                815,715               8.4%
Class B Common Stock, Series 2   Chase Manhattan Capital                   815,715               8.4%
                                 Corporation (5)
Class B Common Stock, Series 1   Gary L. Barry (6)                         607,965               6.3%
Class B Common Stock, Series 1   Timothy Tomlinson (7)                     245,984               2.5%
Class B Common Stock, Series 1   Howard Girbach (8)                        128,000               1.3%
Class B Common Stock, Series 1   Robert R. Strickland (9)                  100,000               1.0%
Class B Common Stock, Series 1   Douglas L. Cullum (10)                     70,000                *
Class B Common Stock, Series 1   Larry C. Williams (11)                     66,371                *
Class B Common Stock, Series 1   Robert Plummer (12)                        46,200                *
Class B Common Stock, Series 1   Martin R. Imbler (13)                      20,000                *
Class B Common Stock, Series 1   Jeffrey Pfeffer, Ph.D. (14)                15,000                *
Class B Common Stock, Series 1   Dannie K. Martz (15)                       14,400                *
Class B Common Stock, Series 1   All executive officers and               7,168,586             71.0%
  and Series 2                   directors as a group (14
                                 persons) (16)

     -----------

     *   Less than one percent.

     (1) The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of the Company's assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into one share of Class B Common Stock, Series 1 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10,000,000 or (ii) immediately prior to the effectiveness of a merger or consolidation in which the Company is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of November 4, 1996, there were 9,678,070 shares of Class B Common Stock issued and outstanding, consisting of 8,506,640 shares of Class B Common Stock, Series 1 and 1,171,430 shares of Class B Common Stock, Series 2. As of November 4, 1996, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. Chase Capital holds 2,052,526 of such warrants and Heller Financial, Inc. holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10,000,000 or there is a capital reorganization or reclassification of the capital stock of the Company.

(2) In accordance with the rules of the Securities and Exchange Commission, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are exercisable within 60 days of November 4, 1996 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percent of Class computation reflects percentage ownership of Class B Common Stock, Series 1 and Class B Common Stock, Series 2 combined.

(3) Includes 529,712 shares held by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 52,132 shares held by trusts for the benefit of Mr. Watts' children. Mr. Watt's address is 890 Faulstich Court, San Jose, California 95112.

(4) Mr. Behrens is a principal of Chase Capital Partners, an affiliate of Chase Manhattan Capital Corporation. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 1,552,333 shares of Class B Common Stock, Series 1 and the 815,715 shares of Class B Common Stock, Series 2 owned by Chase Manhattan Capital Corporation and affiliates. The address of this shareholder is Chase Capital Partners, 380 Madison Avenue, New York, New York 10017.

(5) With respect to Class B Common Stock, Series 1, includes 149,047 shares held by Archery Partners and 99,800 shares held by Baseball Partners, affiliates of Chase Manhattan Capital Corporation. With respect to Class B Common Stock, Series 2, includes 39,620 shares held by Archery Partners and 50,000 shares held by Baseball Partners. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is Chase Capital Partners, 380 Madison Avenue, New York, New York 10017.

(6) Mr. Barry's address is 640 Menlo Avenue, Suite 5, Menlo Park, California 95025.

(7) Includes 36,000 shares held by First TZMM Investment Partnership, of which Mr. Tomlinson is a general partner, 66,000 shares held by TZM Investment Fund of which Mr. Tomlinson is a general partner, 4,000 shares held by trusts for the benefit of Mr. Tomlinson's children and 119,984 shares subject to options held by TZM Investment Fund that are exercisable within 60 days of November 4, 1996. Mr. Tomlinson's address is 200 Page Mill Road, Second Floor, Palo Alto, California 94306.

(8) Includes 68,000 shares subject to options exercisable within 60 days of November 4, 1996. Mr. Girbach's address is 18115 Mountfield Drive, Houston, Texas 77084.

(9) Includes 80,000 shares subject to options exercisable within 60 days of November 4, 1996. Mr. Strickland's address is 890 Faulstich Court, San Jose, California 95112.

(10) Includes 55,000 shares subject to options exercisable within 60 days of November 4, 1996. Mr. Cullum's address is 890 Faulstich Court, San Jose, California 95112.

(11) Includes 16,050 shares subject to options exercisable within 60 days of November 4, 1996. Does not include (i) 123,756 shares and (ii) 41,976 shares subject to options exercisable within 60 days of November 4,

1996, held in the individual names of four other principals of The Breckenridge Group, Inc. Mr. Williams' address is Resurgens Plaza, Suite 2100, 945 E. Paces Ferry Road, Atlanta, Georgia 30326.

(12) Includes 36,200 shares subject to options exercisable within 60 days of November 4, 1996. Mr. Plummer's address is 890 Faulstich Court, San Jose, California 95112.

(13) Mr. Imbler's address is 101 Oakley Street, Evansville, Indiana 47706.

(14) Dr. Pfeffer's address is Graduate School of Business, Stanford University, Stanford, California 94305.

(15) Includes 14,400 shares subject to options exercisable within 60 days of November 4, 1996. Mr. Martz's address is 890 Faulstich Court, San Jose, California 95112.

(16) Includes all of the shares shown as included in footnotes (3), (4), and
(7) through (15).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LOANS TO EMPLOYEES

     During fiscal 1996, the Board of Directors of the Company agreed to extend until January 1997 the due date of all principal and accrued interest owing to the Company by Jack L. Watts, Chairman of the Board and Chief Executive Officer, under the terms of that certain loan made by the Company to Mr. Watts in January 1992 in the original principal amount of $250,000. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. Interest accrues at a rate equal to 2% above the Company's borrowing rate on its revolving credit facility. Principal plus accrued interest outstanding at August 31, 1996 was approximately $404,000. The note plus accrued interest was originally due in January 1993.

     In September 1992, the Company loaned Howard R. Girbach, formerly President - Packaging Division, $75,000 towards the purchase of a home. The loan was represented by a nonrecourse promissory note secured by a deed of trust. The note provided for prepayment in full in one or more installments on or before the sixth anniversary of the date of the note. Prepayment was to have included accrued interest at the rate of 6.0%. If the note was not prepaid, satisfaction of the note was limited to proceeds from the sale of the home in accordance with a formula outlined in the loan agreement. In July 1996, Mr. Girbach sold his home and prepaid the note, to the extent of the proceeds received from the sale. The Company received a payment of principal in the amount of $75,000, and agreed to discharge Mr. Girbach's remaining obligations under the note.

TRANSACTIONS WITH DIRECTORS

     Jeffrey Pfeffer, Ph.D., a director of the Company, purchased 15,000 shares of Class B Common Stock, Series 1 on June 18, 1996, at a price per share of $4.50. For a description of the options granted to directors during fiscal 1996, please see "Director Compensation" under Item 11 of this report on Form 10-K.

TRANSACTIONS WITH ENTITIES AFFILIATED WITH DIRECTORS

     Since June, 1988, Chase Manhattan Bank, N.A. ("Chase Bank") had held certain Senior Subordinated Notes payable by the Company in the principal amount of $10,000,000 that were due June 30, 2002. On October 2, 1995, the Company completed an offering of $110,000,000 of unsecured Senior Notes due 2005 (the "Notes"), at which time the Senior Subordinated Notes held by Chase Bank were repaid in full with the net proceeds of the offering of the Notes. Such payment included $10,000,000 of principal, $7,500 of interest, a pre-payment premium of $147,008 and $1,500 of other fees and expenses. Chase Bank is an affiliate of Chase
Securities Inc., Chase Capital Partners and Chase Manhattan Capital Corporation ("Chase Capital"), which together with other related parties, owns approximately 24.5% of the Company's outstanding voting Stock. Chase Securities Inc. was one of the underwriters in the offering of the Notes, and currently makes a market in the Notes. Chase Securities Inc. received underwriting discounts and commissions in connection with the offering of the Notes. It is not compensated by the Company for making a market in the Notes. Christopher C. Behrens, a Director of the Company, is also a Vice President of Chase Bank and Chase Capital Partners.

     In June 1994, Chase Capital purchased shares of Class B Common Stock, Series 1 from the Company and certain insiders of Company, and shares of Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd. ("RFNL"). In connection with these purchases, Chase Capital, RFNL and Heller Financial, Inc., the lender under a credit facility entered into with the Company, received certain demand and piggyback registration rights. In addition, Chase Capital became a participant in an earlier agreement between the Company and RFNL under which (i) the Company has the right of first offer to purchase any shares of the Company's capital stock that either shareholder proposes to sell to any nonrelated party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that the Company proposes to sell. Chase Capital is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading "Shareholders Agreements." In addition, the parties to these shareholders agreements have granted to Chase Capital certain co-sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of the Company's common stock. One of the shareholders agreements also provides that the Company is prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to its Bylaws or Certificate of Incorporation or (iii) entering into certain other significant transactions, without the approval of Chase Capital. Pursuant to that agreement, Jack L. Watts, RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of Chase Capital as a director of the Company.
Mr. Behrens is Chase Capital's current nominee.

     In fiscal 1996, Breckenridge Securities Corporation ("Breckenridge") an affiliate of The Breckenridge Group, Inc. an investment banking firm of which Larry C. Williams is a principal, acted as finder in connection with the sale of Common Stock of the Company held by certain insiders of the Company. Breckenridge received $495,865 from the proceeds of the sale. Mr. Williams is a director of the Company and a member of the Compensation Committee.

     The Company retains as its general counsel the law firm of Tomlinson Zisko Morosoli & Maser LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 1996, the Company paid Mr. Tomlinson's law firm fees and expenses in the amount of approximately $618,000. Mr. Tomlinson is a director of the Company and a member of the Compensation Committee.

SHAREHOLDERS AGREEMENTS

     A majority of the Company's shares, including shares held by Jack L. Watts, are subject to shareholders agreements under which the Company has a right of first refusal in the event of a proposed transfer of such shares of the Company's common stock to a transferee not related to the shareholder. In the event the Company does not exercise its right of first refusal, the other shareholders that are parties to the agreements have similar first refusal rights.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:

                                                                     PAGE IN
                                                                     FORM 10-K
                                                                     ---------

     Report of Independent Accountants                               20
     Consolidated Balance Sheets - August 31, 1996 and 1995          21
     Consolidated Statements of Operations - Years Ended
      August 31, 1996, 1995 and 1994                                 22
     Consolidated Statements of Cash Flows - Years Ended
      August 31, 1996, 1995 and 1994                                 23
     Consolidated Statements of Shareholders' Equity -
      Years Ended August 31, 1996, 1995 and 1994                     24
     Notes to Consolidated Financial Statements                      25

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are filed herewith and should be read in conjunction with the consolidated financial statements:

                                                                     PAGE IN
                                                                     FORM 10-K
                                                                     ---------

     Schedule II  - Valuation and Qualifying Accounts                64
     Report of Independent Accountants on Financial Statement
      Schedule                                                       65

     All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

(a)(3) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

       EXHIBIT
       NUMBER                   EXHIBIT TITLE
       ------                   -------------


       3.01 Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

       3.02    Bylaws(2)

       4.01 Indenture, dated as of October 2, 1995, by and between the Registrant and American Bank National Association, as trustee (including form of Note)(1)

       10.01   Underwriting Agreement(3)

       10.02 Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant-holders, amended by Amendment to Shareholders Agreement, dated as of May 23,

               1989, further amended by Second Amendment to Shareholders Agreement, dated November 29,1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(2)

       10.03 Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrantholders(2)

       10.04 Stock Purchase Agreement, dated as of March 19, 1994, by and among the Registrant, Nepco, Robert Crisci and Harry Crisci(4)

       10.05 Share Purchase Agreement, dated June 16, 1995, by and among 3154823 Canada Inc. and Shareholders of B.C. Plastic
               Industries Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(5)

       10.06 Amalgamation Agreement, dated June 16, 1995, by and among 3154823 Canada Inc., B.C. Plastic Industries Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(6)

       10.07 First Offer Agreement, dated as of October 17,1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(2)

       10.08 $109,000 Non-Recourse Promissory Note, dated November 13, 1991, made by Daniel Luch and Mary Jeanne Luch in favor of the Registrant(2)

       10.09 $75,000 Non-Recourse Promissory Note, dated September 28, 1992, made by Howard R. Girbach and Beverly Girbach in favor of the Registrant(2)

       10.10 $250,000 Secured Promissory Note, dated January 17, 1992 made by Jack L. Watts in favor of the Registrant(2)

       10.11 $100,000 Non-Recourse Promissory Note, dated May 28, 1996, made by Joseph F. Jahn and Nancy L. Jahn in favor of the Registrant

       10.12 Director's Agreement, dated October 5, 1990, by and between the Registrant and Martin Imbler(2)

       10.13 Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment
               Number Two to Director's Agreement, dated August 31, 1991(2)

       10.14 Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(2)

       10.15 Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(2)

       10.16 Stock Purchase Agreement, dated as of June 16, 1995, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase

               Manhattan Capital Corporation, and certain other selling shareholders (2)

       10.17 Credit Agreement, dated as of June 16, 1995, by and between 3154823 Canada Inc. as borrower (subsequently amalgamated into Portola Packaging Canada Ltd.) and Canadian Imperial Bank of Commerce as lender and agent(2)

       10.18 Limited Recourse Guarantee, dated as of June 16, 1995, between the Registrant as guarantor and Canadian Imperial Bank of Commerce(2)

       10.19 Master Supply Agreement, dated March 29, 1995, by and between the Registrant and Tetra Rex Packaging Systems, Inc.(2)

       10.20 Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially identical to the Form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(2)

       10.21 Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the Form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(2)

       10.22 Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(7)

       10.23 Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees Limited(7)

       10.24 Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller Financial, Inc.(1)

       10.25 Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees Limited, Suez Equity Investors, L.P. and SEI Associates.(1)

       10.26 Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P, Robert Fleming Nominees Limited, Suez Equity Investors, L.P. SEI Associates and Chase Manhattan Capital Corporation.(1)

       10.27 Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant , Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nomimees Limited, Suez Equity Investors, L.P. and SEI Associates.(1)

       10.28   1988 Stock Option Plan and related documents(1)

       10.29   1994 Stock Option Plan and related documents(1)

       10.30   1996 Special Management Bonus Plan(1)

       10.31   1996 Management Bonus Plan(1)

       10.32   Description of provisions of 1996 Senior Executive Bonus Plans(1)

       10.33 Faulstich Court Property Agreement of Purchase and Sale, dated as of January 17, 1996 by and between the Registrant and Three Sisters Ranch Enterprises(8)

       10.34 Settlement Agreement, dated June 1996, by and between the Registrant and Scholle Corporation(9)

       10.35 Resignation Agreement, dated October 28, 1996, by and between the Registrant and Howard R. Girbach.

       10.36 Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer.

       10.37 Form of Indemnification Agreement by and between the Registrant and the related director or officer.

       10.38 Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant.

       10.39 Forms of Stock Option Agreements available for use in connection with the Registrant's 1994 Stock Option Plan (1994 Stock Option Plan and certain related documents filed as
               Exhibit 10.29 to this report on Form 10-K).

       11.01   Computation of Net Income (Loss) Per Share

       12.01   Computation of Ratio of Earnings to Fixed Charges

       21.01   Subsidiaries of the Registrant

       23.01   Consent of Coopers & Lybrand L.L.P.

       24.01 Power of Attorney (included as part of the signature page to this report)

       27.01   Financial Data Schedule


       ---
       (1) Incorporated herein by reference to the exhibit with the same number included in the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.
       (2) Incorporated herein by reference to the exhibit with the same number included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
       (3) Incorporated herein by reference to exhibit 1.01 included in pre-effective Amendment No. 2 to the Registration Statement on
               Form S-1, as filed with the Securities and Exchange Commission on September 25, 1995.
       (4) Incorporated herein by reference to exhibit 2.01 included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
       (5) Incorporated herein by reference to exhibit 2.02 included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
       (6) Incorporated herein by reference to exhibit 2.03 included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
       (7) Incorporated herein by reference to the exhibit with the same number included in pre-effective Amendment No. 2 to the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on September 25, 1995.
       (8) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 1996, as filed with the Securities and Exchange Commission on April 15, 1996.
       (9) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.

       (b) REPORTS ON FORM 8-K. No report on Form 8-K was filed during the last quarter of the period covered by this report.

       (c)     EXHIBITS - See (a)(3) above.

       (d)     FINANCIAL STATEMENT SCHEDULES - See (a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PORTOLA PACKAGING, INC


November 20, 1996                              By: /s/ Jack L. Watts
                                                   ----------------------------
                                                        Jack L. Watts
                                                        Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack L. Watts, Robert R. Strickland, Patricia Voll and Timothy Tomlinson, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:


/s/ Jack L. Watts                        November 20, 1996
----------------------------
Jack L. Watts
Chief Executive Officer,
Chairman of the Board and
a Director


PRINCIPAL FINANCIAL OFFICER:


/s/ Robert R. Strickland                 November 20, 1996
----------------------------
Robert R. Strickland
Vice President - Finance and
Chief Financial Officer


PRINCIPAL ACCOUNTING OFFICER:


/s/ Patricia Voll                        November 20, 1996
----------------------------
Patricia Voll
Vice President - Finance and Accounting

DIRECTORS:



/s/ Christopher C. Behrens               November 20, 1996
----------------------------
Christopher C. Behrens



/s/ Martin R. Imbler                     November 20, 1996
----------------------------
Martin R. Imbler



                                         November __  1996
----------------------------
Jeffrey Pfeffer, Ph.D.



/s/ Timothy Tomlinson                    November 20, 1996
----------------------------
Timothy Tomlinson



/s/ Larry C. Williams                    November 20, 1996
----------------------------
Larry C. Williams

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

       No annual report for the Registrant's last fiscal year or proxy material has been sent to security holders of the Registrant. If any such report or proxy material is sent to Registrant's security holders subsequent to the filing of this report on Form 10-K, the Registrant shall supplementally furnish copies of any such material to the Commission when it is sent to security holders. Any such material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of
Section 18 of the Securities Exchange Act of 1934, as amended.

                             PORTOLA PACKAGING, INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                       BEGINNING    ADDITIONS/                                ENDING
                                       BALANCE     EXPENSE       OTHER     DEDUCTIONS(2)     BALANCE
                                       -------     -------       -----     -------------     -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

       August 31, 1994                 $   206     $   173       $(167)(1)     $  157          $ 389
       August 31, 1995                     389         892                        468            813
       August 31, 1996                     813         450                        446            817


(1) Amount of valuation allowance established as part of the acquisition of NEPCO

(2) Write-off of Bad Debts

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Shareholders
Portola Packaging, Inc. and Subsidiaries:



Our report on the consolidated financial statements of Portola Packaging, Inc. and Subsidiaries is included on page 20 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 64 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                       COOPERS & LYBRAND L.L.P.





San Jose, California
October 22, 1996

Exhibit
Number                           Exhibit Title
-------                          -------------

3.01 Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02      Bylaws(2)

4.01 Indenture, dated as of October 2, 1995, by and between the Registrant and American Bank National Association, as trustee (including form of Note)(1)

10.01     Underwriting Agreement(3)

10.02 Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant-holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(2)

10.03 Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrantholders(2)

10.04 Stock Purchase Agreement, dated as of March 19, 1994, by and among the Registrant, Nepco, Robert Crisci and Harry Crisci(4)

10.05 Share Purchase Agreement, dated June 16, 1995, by and among 3154823 Canada Inc. and Shareholders of B.C. Plastic Industries Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(5)

10.06 Amalgamation Agreement, dated June 16, 1995, by and among 3154823 Canada Inc., B.C. Plastic Industries Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(6)

10.07 First Offer Agreement, dated as of October 17,1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(2)

10.08 $109,000 Non-Recourse Promissory Note, dated November 13, 1991, made by Daniel Luch and Mary Jeanne Luch in favor of the Registrant(2)

10.09 $75,000 Non-Recourse Promissory Note, dated September 28, 1992, made by Howard R. Girbach and Beverly Girbach in favor of the Registrant(2)

10.10 $250,000 Secured Promissory Note, dated January 17, 1992 made by Jack L. Watts in favor of the Registrant(2)

10.11 $100,000 Non-Recourse Promissory Note, dated May 28, 1996, made by Joseph F. Jahn and Nancy L. Jahn in favor of the Registrant

10.12 Director's Agreement, dated October 5, 1990, by and between the Registrant and Martin Imbler(2)

10.13 Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(2)

10.14 Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(2)

10.15 Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(2)

10.16 Stock Purchase Agreement, dated as of June 16, 1995, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders(2)

10.17 Credit Agreement, dated as of June 16, 1995, by and between 3154823 Canada Inc. as borrower (subsequently amalgamated into Portola Packaging Canada Ltd.) and Canadian Imperial Bank of Commerce as lender and agent(2)

10.18 Limited Recourse Guarantee, dated as of June 16, 1995, between the Registrant as guarantor and Canadian Imperial Bank of Commerce(2)

10.19 Master Supply Agreement, dated March 29, 1995, by and between the Registrant and Tetra Rex Packaging Systems, Inc.(2)

10.20 Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially identical to the Form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(2)

10.21 Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the Form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(2)

10.22 Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(7)

10.23 Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees Limited(7)

10.24 Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller
          Financial, Inc.(1)

10.25 Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons,
          LJL Cordovan Partners, L.P., Robert Fleming Nominees Limited,
          Suez Equity Investors, L.P. and SEI Associates.(1)

10.26 Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P, Robert Fleming Nominees Limited, Suez Equity Investors, L.P. SEI Associates and
          Chase Manhattan Capital Corporation.(1)

10.27 Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant , Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nomimees Limited, Suez Equity Investors, L.P. and SEI Associates.(1)

10.28     1988 Stock Option Plan and related documents(1)

10.29     1994 Stock Option Plan and related documents(1)

10.30     1996 Special Management Bonus Plan(1)

10.31     1996 Management Bonus Plan(1)

10.32     Description of provisions of 1996 Senior Executive Bonus Plans(1)

10.33 Faulstich Court Property Agreement of Purchase and Sale, dated as of January 17, 1996 by and between the Registrant and Three Sisters Ranch Enterprises(8)

10.34 Settlement Agreement, dated June 1996, by and between the Registrant and Scholle Corporation(9)

10.35 Resignation Agreement, dated October 28, 1996, by and between the Registrant and Howard R. Girbach

10.36 Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer

10.37 Form of Indemnification Agreement by and between the Registrant and the related director or officer.

10.38 Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant.

10.39 Forms of Stock Option Agreements available for use in connection with the Registrant's 1994 Stock Option Plan (1994 Stock Option Plan and certain related documents filed as Exhibit 10.29 to this report on Form 10-K.

11.01     Computation of Net Income Per Share

12.01     Computation of Ratio of Earnings to Fixed Charges

21.01     Subsidiaries of the Registrant

23.01     Consent of Coopers & Lybrand L.L.P.

24.01 Power of Attorney (included as part of the signature page to this report)

27.01     Financial Data Schedule

------

(1) Incorporated herein by reference to the exhibit with the same number included in the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.
(2) Incorporated herein by reference to the exhibit with the same number included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
(3) Incorporated herein by reference to exhibit 1.01 included in pre-effective Amendment No. 2 to the Registration Statement on
          Form S-1, as filed with the Securities and Exchange Commission on September 25, 1995.
(4) Incorporated herein by reference to exhibit 2.01 included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
(5) Incorporated herein by reference to exhibit 2.02 included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
(6) Incorporated herein by reference to exhibit 2.03 included in the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 1, 1995.
(7) Incorporated herein by reference to the exhibit with the same number included in the pre-effective Amendment No. 2 to the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on September 25, 1995.
(8) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 1996, as filed with the Securities and Exchange Commission on April 15, 1996.
(9) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.