Form 10-Q
period 1996-11-30
PORTOLA PACKAGING INC
filed 1997-01-13
CIK 788983

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO.
                                        ---   ---

11,813,062 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,678,070 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at January 6, 1997.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES

                                        INDEX

Part I - Financial Information                                         Page
------------------------------                                         ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
          November 30, 1996 and August 31, 1996. . . . . . . . . . .     3

         Consolidated Statements of Operations for
         the Three Months Ended November 30, 1996 and 1995 . . . . .     5

         Consolidated Statements of Cash Flows for
         the Three Months Ended November 30, 1996 and 1995 . . . . .     6

         Notes to Consolidated Financial Statements. . . . . . . . .     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .     9

Part II - Other Information
---------------------------

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . . . . .    12

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . .    13

Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
----------

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
-------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    NOVEMBER 30,     AUGUST 31,
                                                        1996            1996
                                                        ----            ----
                                                    (UNAUDITED)

         ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $2,284         $7,797
Investments                                                  568            710
Accounts receivable, net                                  21,959         23,835
Inventories                                               12,728         11,650
Other current assets                                       2,946          2,061
Deferred income taxes                                      1,307          1,307
                                                           -----          -----
    Total current assets                                  41,792         47,360

Notes receivable                                             256            256
Property, plant and equipment, net                        74,833         69,773
Goodwill, net                                             17,748         17,564
Patents, net                                               2,183          2,235
Covenants not to compete,net                               3,149          3,699
Debt financing costs, net                                  3,784          3,853
Other assets                                               5,297          7,487
                                                           -----          -----


Total assets                                            $149,042       $152,227
                                                         -------        -------
                                                         -------        -------





                                      Continued

      The accompanying notes are an integral part of these financial statements

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     NOVEMBER 30,     AUGUST 31,
                                                                        1996             1996
                                                                        ----             ----
                                                                     (UNAUDITED)

         LIABILITIES, REDEEMABLE WARRANTS, COMMON
         STOCK AND OTHER STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and short-term borrowings              $5,686         $1,805
Accounts payable                                                          7,212         10,029
Accrued liabilities                                                       8,969          9,157
Accrued interest                                                          2,068          4,999
                                                                          -----          -----
  Total current liabilities                                              23,935         25,990

Long-term debt, less current portion                                    116,127        116,108
Other long term obligations                                               2,148          2,303
Deferred income taxes                                                     7,056          7,067
                                                                          -----          -----
    Total liabilities                                                   149,266        151,468

Commitments and contingencies


Redeemable warrants to purchase Class A Common Stock                      4,816          4,560

Common stock and other stockholders' deficit:
  Class A convertible common stock of $.001 par value:
   Authorized: 5,203 shares;  Issued and outstanding
    2,135 shares in both periods                                              2              2
  Class B, Series 1, common stock of $.001 par value:
   Authorized: 17,715 shares;  Issued and outstanding
   8,507 shares in both periods                                               9              9
  Class B, Series 2, common stock of $.001 par value:
   Authorized: 2,571 shares;  Issued and outstanding
   1,171 shares in both periods                                               1              1
Additional paid-in capital                                                9,280          9,280
Notes receivable from stockholders                                         (425)          (425)
Cumulative foreign currency translation adjustment                           21             (8)
Unrealized holding losses on marketable securities                         (256)          (170)
Accumulated deficit                                                     (13,672)       (12,490)
                                                                         ------         ------
      Total common stock and other stockholders' deficit                 (5,040)        (3,801)
                                                                          -----          -----

      Total liabilities, redeemable warrants, common stock and
        other stockholders' deficit                                    $149,042       $152,227
                                                                        -------        -------
                                                                        -------        -------


      The accompanying notes are an integral part of these financial statements

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)






                                                     FOR THE THREE MONTHS
                                                      ENDED NOVEMBER 30,
                                                      ------------------
                                                            UNAUDITED
                                                      1996          1995
                                                      ----          ----

Sales                                               $39,892        $37,967
Cost of sales
Gross profit                                         32,115         28,182
                                                     ------         ------
                                                      7,777          9,785

Selling, general and administrative                   5,054          4,366
Research and development                                594            352
Amortization of intangibles                             755          1,139
                                                        ---          -----
                                                      6,403          5,857

Income from operations                                1,374          3,928
Other (income) expense:

  Interest income                                      (200)          (266)
  Interest expense                                    3,166          3,063
  Amortization of debt financing costs                  198            126
  Other (income) expense                               (246)            62
                                                        ---             --
                                                      2,918          2,985
                                                      -----          -----

Income (loss) before extraordinary item and
  income taxes                                       (1,544)           943

Provision for (benefit from) income taxes              (618)           147
                                                        ---            ---
Income (loss) before extraordinary item                (926)           796

Extraordinary item, net of tax benefit of $843          ---          1,265
                                                        ---          -----

Net loss                                              ($926)         ($469)
                                                       ----           ----
                                                       ----           ----
Earnings (loss) per common share:

 Income (loss) before extraordinary item             ($0.10)         $0.05
 Net loss                                            ($0.10)        ($0.06)

Number of shares used in computing per share amount  11,813         12,077



      The accompanying notes are an integral part of these financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                    (IN THOUSANDS)


                                                               FOR THE THREE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                     1996           1995
                                                                     ----           ----
                                                                          (UNAUDITED)
Cash flows (used for) provided by operating activities:

  Net (loss)                                                      $  (926)       $  (469)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   3,723          3,758
    Deferred income taxes                                                           (545)
    Loss on property and equipment dispositions                        13
    Provision for losses on accounts receivable                       196             13
    Write-off loan fees                                                            2,109
  Changes in working capital:
    Accounts receivable                                             2,279            687
    Inventories                                                      (822)            79
    Other current assets                                             (768)           984
    Accounts payable                                               (3,219)        (1,246)
    Accrued expenses                                                 (300)        (2,036)
    Accrued interest                                               (2,931)         1,210
                                                                   ------         ------
    Net cash (used for) provided by operating activities           (2,755)         4,544

Cash flows used in investing activities:
  Additions to property and equipment                              (6,719)        (4,417)
  Proceeds from sale of property, plant and equipment                 259
  Payment for UK acquisition, net of cash acquired                                (1,445)
  Payment for Rapid Plast acquisition, net of cash acquired        (2,134)
  Proceeds from short term investments                                  -          1,000
  (Increase) decrease in other assets                               2,278          1,917
                                                                   ------         ------
    Net cash used in investing activities                          (6,316)        (2,945)

Cash flows provided by (used in) financing activities:
  Repayment of senior note                                                       (57,000)
  Repayment of revolving line of credit                                          (15,383)
  Proceeds from public debt offering                                             110,000
  Repayment of subordinated note                                                 (10,000)
  Borrowings under debt arrangements                                3,881          3,172
  Repayments under debt arrangements                                              (3,500)
  Prepayment of loan fees                                                         (4,019)
  Prepayment penalty                                                                (157)
  Payment under covenants                                            (348)          (273)
                                                                   ------         ------
    Net cash provided by financing activities                       3,533         22,840
                                                                   ------         ------
Effect of echange rate on cash                                         25
                                                                   ------         ------
    Increase (decrease) in cash and cash equivalents               (5,513)        24,439
Cash and cash equivalents at beginning of period                    7,797            763
                                                                   ------         ------
Cash and cash equivalents at end of period                       $  2,284      $  25,202
                                                                    =====          =====



      The accompanying notes are an integral part of these financial statements.

                       Portola Packaging, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.  BASIS OF PRESENTATION:

    The consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. Interim results are subject to significant seasonal variations and the results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE:

    Earnings (loss) per common share and common equivalent share are computed by dividing income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Except as discussed below, the number of common shares is increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares is reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options or warrants; these purchases are assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeds the exercise price of the options and warrants.

    Since the Company's warrants include a put provision, Emerging Issues Task Force (EITF) Consensus 88-9 requires computation of earnings (loss) per share using the lower of the amount computed assuming conversion, as described above, or the amount computed assuming exercise of the put option feature of the warrants. Earnings (loss) per share computed using the put option feature is the more dilutive of the calculations in the quarters ended November 30, 1996 and 1995. The accretion of warrants of $256,000 and $206,000 for the quarters ended November 30, 1996 and 1995, respectively, is added to the loss for the period to derive loss per share.

3.  ACQUISITION:

    On September 1, 1996 the Company completed the acquisition of Rapid Plast J-P. Inc., a Canadian federal corporation, for a purchase price of approximately $3.0 million. Rapid Plast was amalgamated with the company formed to acquire the capital stock of Rapid Plast, and now operates under the name Portola Packaging Ltd. Portola Packaging Ltd. is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The transaction has been accounted for as a purchase and the results of operations subsequent to the acquisition date have been consolidated with the Company. Portola Packaging Ltd. is being operated as an "unrestricted subsidiary". Accordingly, amounts that may be invested by the Company in

                       Portola Packaging, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (continued)
                                     (Unaudited)

3.  ACQUISITION:  (continued)

Portola Packaging Ltd. are subject to limitations pursuant to the terms of the Indenture pertaining to the senior notes issued in October 1995.

    Consideration for the acquisition was allocated as follows:

Total consideration paid                              $2,975,000
Fair value of net assets acquired                      2,420,000
                                                       ---------
Goodwill                                                $555,000
                                                       ---------
                                                       ---------

4.  INVENTORIES:

    Inventory balances as of November 30, 1996 and August 31, 1996 were as follows:

                                         Nov 30,         Aug 31,
                                          1996            1996
                                          ----            ----
                                      (unaudited)

    Raw materials                          $6,562         $6,023
    Work in process                           664            858
    Finished goods                          5,502          4,769
                                            -----          -----
                                          $12,728        $11,650

5.  CONTINGENCIES:

    The Company is engaged in patent litigation with two separate parties who are seeking to have the court declare certain patents owned by the Company invalid. The Company believes its patents are valid, and intends to vigorously contest these actions. However, there can be no assurance that the Company will be successful in its defense.

    The Company is also party to a number of other lawsuits and claims arising out of the normal course of business. In this regard, the plastic closure industry is characterized by frequent litigation regarding patent and other intellectual property rights, and the Company and its subsidiaries are party to various claims of this nature. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

6.  SUBSEQUENT EVENT:

    In December 1996, the Company evaluated its operations to provide focus and productivity improvements in its core business, and announced a restructuring plan which includes the elimination of several management positions and the closure of its Portland, Oregon plant in February 1997. The Company estimates it will record a restructuring charge of approximately $900,000 in connection with this restructuring plan in the quarter ended February 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS


    Sales increased $1.9 million, or 5.1%, from $38.0 million for the three months ended November 30, 1995 to $39.9 million for the three months ended November 30, 1996. This increase was attributable to a $2.6 million increase in sales in Canada and the United Kingdom, as these newer subsidiaries increase their operations, somewhat offset by a decrease in sales of $450,000 from domestic closure operations and a decrease of approximately $250,000 in equipment sales. The decrease in closure sales in the United States was primarily due to lower sales to ongoing customers and lower exports of fitments to Europe. The Company has experienced some design issues with one of its new products, which, combined with the cooler weather in much of the United States this year compared to last year, resulted in a decline in sales of these products.

    Gross profit decreased $2.0 million or 20.5%, to $7.8 million for the three months ended November 30, 1996, as compared to $9.8 million for the three months ended November 30, 1995. Gross profit as a percentage of sales decreased from 25.8% for the three months ended November 30, 1995 to 19.5% for the three months ended November 30, 1996. The margin decrease was due to the mix of sales, with higher sales from the Canadian and UK operations, each of which have had relatively low margins. In addition, margins in the domestic closure business were down slightly for the quarter as compared with the same quarter of the prior year. The decline in margin in domestic operations is primarily due to lower sales volumes in fiscal 1997 as compared to fiscal 1996 due to cooler weather in much of the United States this year compared to last year and to a lesser extent, the quality issues discussed
above.   The Company has evaluated its operations to provide focus and productivity improvements in its core business and in December 1996, announced a restructuring plan which consolidates its Closure, Packaging and Manufacturing divisions. This restructuring plan includes a reduction in staff positions and the closure of the Company's Portland, Oregon plant in February 1997. The Company estimates it will record a restructuring charge of approximately $900,000 in connection with this restructuring plan in the quarter ended February 28, 1997.

    Selling, general and administrative expense increased $688,000 or 15.8%, to $5.1 million for the three months ended November 30, 1996, as compared to $4.4 million for the three months ended November 30, 1995, and increased as a percentage of sales from 11.5% for the three months ended November 30, 1995 to 12.7% for the three months ended November 30, 1996. These increases are primarily due to increases in personnel in the sales and marketing area, increased commission expense due to increases in sales, and an increase in legal fees primarily due to patent litigation.

    Research and development expense increased $242,000, or 68.8%, to $594,000 for the three months ended November 30, 1996, as compared to $352,000 for the three months ended November 30, 1995, and increased as a percentage of sales from 0.9% in the three months ended

November 30, 1995 to 1.5% in the three months ended November 30, 1996. The absolute increase in research and development expense was due primarily to increased staffing to address expanded new product development opportunities as well as increased spending in patent consulting.

    Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $384,000, or 33.7%, to $755,000 for the three months ended November 30, 1996, as compared to $1.1 million for the three months ended November 30, 1995. The decrease was primarily due a decrease in patent amortization due to the write-down of patent costs in August 1996.

    Interest income decreased $66,000 to $200,000 for the three months ended November 30, 1996 from $266,000 for the same period in fiscal 1996. This decline is primarily due to lower levels of invested cash in fiscal 1997 as compared to fiscal 1996, as the $110 million senior notes financing was completed in early October 1995.

    Interest expense increased $103,000 to $3.2 million for the three months ended November 30, 1996, as compared to $3.1 million for the three months ended November 30, 1995. This is primarily due to a higher level of debt in fiscal 1997 due to the issuance of $110 million of 10.75% senior notes on October 2, 1995.

    Amortization of debt financing costs increased $72,000 for the three months ended November 30, 1996 to $198,000 from $126,000 for the three months ended November 30, 1995. This increase is primarily attributable to debt financing incurred in Canada.

    Other (income) expense increased to a net income of $246,000 for the three months ended November 30, 1996 from a net expense of $62,000 for the three months ended November 30, 1995. This is primarily due to foreign exchange gains on intercompany transactions, primarily in the United Kingdom where the pound strengthened against the dollar.

    The Company recorded a benefit from income taxes of $618,000 for the three months ended November 30, 1996 based on its pre-tax loss using an effective tax rate of 40% in anticipation of its expected tax rate for the entire fiscal year. The Company had an effective tax rate of 11.8% for fiscal 1996. Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductable goodwill and other intangibles arising from the Company's acquisitions.

    An extraordinary item of $1,265,000, net of taxes, was recorded for the three months ended November 30, 1995, as loan fees and other costs were expensed in connection with an early extinguishment of debt resulting from the $110 million senior notes issue.


    LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock, to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 1996, the Company had cash and cash equivalents of $2.3 million, a decrease of $5.5 million from August 31, 1996.

    Cash used for operations totaled $2.8 million for the three months ended November 30, 1996, a $7.3 million decrease from the $4.5 million provided by operations for the three months ended November 30, 1995. Inventories and other current assets used funds of $1.6 million in the three months ended November 30, 1996, compared to providing funds of $1.0 million in the same period of the prior year. Accrued interest expense used funds of $2.9 million in the first quarter of fiscal 1997 compared to providing funds of $1.2 million in the same period of fiscal 1996. Additionally, accounts payable used funds of $3.2 million in the first period of fiscal 1997 as compared to using funds of $1.2 million in the first period of fiscal 1996.

    Cash used in investing activities was $6.3 million for the three months ended November 30, 1996, as compared to $2.9 million for the three months ended
November 30, 1995.    This consisted primarily of additions to property and
equipment.

    Cash provided by financing activities was $3.5 million for the first quarter of fiscal 1997 compared to $22.8 million for the first quarter of fiscal 1996. On October 2, 1995 the Company completed an offering of $110 million of senior notes that mature on October 1, 2005. The net proceeds of the offering were approximately $106 million, of which $83 million was used to retire the Company's outstanding debt under its senior term loans, revolving facility and senior subordinated notes. During the first quarter of fiscal 1997 the Company borrowed $3 million under its $35 million revolving line of credit.

    At November 30, 1996, the Company had $2.3 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $33.5 million was available for draw as of January 8, 1997). Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal 1997.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company is a privately-held company, and currently has no class of voting securities registered pursuant to Section 12 of the Securities Exchange Act of
1934, as amended.   The Company has two classes of common equity, Class A Common
Stock and Class B Common Stock, Series 1 and 2. Shares of Class A Common Stock are not entitled to vote. The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

During the fiscal quarter ended November 30, 1996, the Company solicited the written consent of the holders of more than fifty percent (50%) of the issued and outstanding voting securities of the Company to approve (i) the Company's 1996 Employee Stock Purchase Plan, the terms of which were first authorized by the Board of Directors of the Company in May 1996, and (ii) an amendment to the Company's 1994 Stock Option Plan, as adopted by the Board of Directors of the Company in October 1996, the terms of which provide for an increase in the number of shares reserved for issuance under the 1994 Stock Option Plan from One Million (1,000,000) to Two Million (2,000,000) shares. Consents representing 64.37% of the issued and outstanding shares of Class B Common Stock, Series 1 and 2 combined (5,149,375 and 1,080,054 shares of Class B, Series 1 and Series 2, respectively), and approving adoption of the Company's 1996 Employee Stock Purchase Plan, had been received by the Company on or before November 4, 1996. Consents representing 64.37% of the issued and outstanding shares of Class B Common Stock, Series 1 and 2 combined (5,149,375 and 1,080,054 shares of Class B, Series 1 and Series 2, respectively), and approving adoption of the amendment to the Company's 1994 Stock Option Plan, had been received by the Company on or before November 6, 1996. 8,506,640 shares of Class B Common Stock, Series 1 and 1,171,430 shares of Class B Common Stock, Series 2 were issued and outstanding on the date of commencement of each consent solicitation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.

Exhibit
Number        Exhibit Title
-----         -------------

4.02 Form of Stock Certificate evidencing ownership of Registrant's Class B Common Stock, Series 1.

10.39 Registrant's 1994 Stock Option Plan, as amended, together with related documents, is incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 10, 1996.

10.40 Registrant's 1996 Employee Stock Purchase Plan, together with related documents, is incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 10, 1996.

10.41    Registrant's Senior Executive Bonus Plan for fiscal year 1997.

10.42    Registrant's Management Incentive Plan for fiscal year 1997.

10.43    Registrant's Management Deferred Compensation Plan Trust Agreement.

11.01    Computation of Net Loss per share.

27.01    Financial Data Schedule.


(b) The Company did not file any reports on Form 8-K during the three (3) month period ended November 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTOLA PACKAGING, INC.
                                       (Registrant)


Date:  January 10, 1997                /s/ Robert R. Strickland
                                       -----------------------------
                                       Robert R. Strickland
                                       Vice-President - Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)



Date:  January 10, 1997                /s/ Patricia Voll
                                       -----------------------------
                                       Patricia Voll
                                       Vice President, Finance and Accounting
                                       (Principal Accounting Officer)

                                    EXHIBIT INDEX

Exhibit
Number             Exhibit Title
------             -------------

4.02 Form of Stock Certificate evidencing ownership of Registrant's Class B Common Stock, Series 1.

10.39 Registrant's 1994 Stock Option Plan, as amended, together with related documents, is incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 10, 1996.

10.40 Registrant's 1996 Employee Stock Purchase Plan, together with related documents, is incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 10, 1996.

10.41    Registrant's Senior Executive Bonus Plan for fiscal year 1997.

10.42    Registrant's Management Incentive Plan for fiscal year 1997.

10.43    Registrant's Management Deferred Compensation Plan Trust Agreement.

11.01    Computation of Net Loss per share.

27.01    Financial Data Schedule.