Form 10-Q
period 1997-02-28
PORTOLA PACKAGING INC
filed 1997-04-11
CIK 788983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

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

11,717,824 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,582,832 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at April 3, 1997.

                 PORTOLA PACKAGING, INC. AND SUBSIDIARIES

                                 INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
------------------------------                                        ----

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           February 28, 1997 and August 31, 1996...................     3

          Consolidated Statements of Operations for
          the Three and Six  Months Ended
          February 28, 1997 and February 29, 1996 ..................    5

          Consolidated Statements of Cash Flows for
          the Six Months Ended February 28, 1997 and
          February 29, 1996 .......................................     6

          Notes to Consolidated Financial Statements...............     7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations............    10

PART II - OTHER INFORMATION
---------------------------

Item 4.              Submission of Matters to a
                     Vote of Security Holders......................    14

Item 6.              Exhibits and Reports on Form 8-K..............    15

SIGNATURES           ..............................................    16
----------

EXHIBIT INDEX        ..............................................    17
-------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         FEBRUARY 28,      AUGUST 31,
                                            1997              1996
                                            ----              ----
                                         (UNAUDITED)
     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                  $2,326            $7,797
Investments                                   466               710
Accounts receivable, net                   22,780            23,835
Inventories                                11,679            11,650
Other current assets                        3,294             2,061
Deferred income taxes                       1,405             1,307
                                            -----             -----
    Total current assets                   41,950            47,360

Notes receivable                              248               256
Property, plant and equipment, net         76,068            69,773
Goodwill, net                              15,683            17,564
Patents, net                                2,130             2,235
Covenants not to compete, net               2,835             3,699
Debt financing costs, net                   3,670             3,853
Other assets                                5,596             7,487
                                            -----             -----

Total assets                             $148,180          $152,227
                                          -------           -------
                                          -------           -------


                                  Continued


                The accompanying notes are an integral part of
                   these consolidated financial statements

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FEBRUARY 28,       AUGUST 31,
                                                     1997               1996
                                                     ----               ----
                                                  (UNAUDITED)
    LIABILITIES, REDEEMABLE WARRANTS, COMMON
    STOCK AND OTHER STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt
  and short-term borrowings                          $4,468            $1,805
Accounts payable                                      8,536            10,029
Accrued liabilities                                   9,498             9,157
Accrued interest                                      5,078             4,999
                                                      -----             -----
    Total current liabilities                        27,580            25,990

Long-term debt, less current portion                116,684           116,108
Other long term obligations                           1,978             2,303
Deferred income taxes                                 7,056             7,067
                                                      -----             -----
    Total liabilities                               153,298           151,468

Contingencies (Note 5)

Redeemable warrants to purchase Class A
  common stock                                        5,086             4,560
                                                      -----             -----

Common stock and other stockholders' deficit:
  Class A convertible common stock of $.001
    par value:
    Authorized: 5,203 shares;  Issued and
      outstanding 2,135 shares in 1997 and 1996           2                 2
  Class B, Series 1, common stock of $.001
    par value:
    Authorized: 17,715 shares;  Issued and
      outstanding 8,411 shares Feb. 1997 and
      8,507 shares Aug. 1996                              8                 9
  Class B, Series 2, common stock of $.001
    par value:
   Authorized: 2,571 shares;  Issued and
   outstanding 1,171 shares in 1997 and 1996              1                 1
Additional paid-in capital                            8,781             9,280
Notes receivable from stockholders                     (418)             (425)
Cumulative foreign currency translation
  adjustment                                            (10)               (8)
Unrealized holding losses on marketable
  securities                                           (317)             (170)
Accumulated deficit                                 (18,251)          (12,490)
                                                    -------           -------
    Total common stock and other
      stockholders' deficit                         (10,204)           (3,801)
                                                    -------           -------

    Total liabilities, redeemable warrants,
      common stock and other stockholders'
      deficit                                      $148,180          $152,227
                                                    -------           -------
                                                    -------           -------

              The accompanying notes are an integral part of
                 these consolidated financial statements

                   PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                      --------------------------    ------------------------
                                              (UNAUDITED)                  (UNAUDITED)

                                        FEB. 28,      FEB. 29,       FEB. 28,       FEB. 29,
                                          1997          1996           1997           1996
                                          ----          ----           ----           ----
Sales                                   $40,079        $35,910        $79,971        $73,877
Cost of sales                            32,974         27,675         65,089         55,857
                                         ------         ------         ------         ------
Gross profit                              7,105          8,235         14,882         18,020
                                          -----          -----         ------         ------
Selling, general and administrative       4,525          3,879          9,579          8,245
Research and development                    573            655          1,167          1,007
Amortization of intangibles                 879          1,055          1,634          2,194
Write-off of intangibles                  1,720             --          1,720             --
Restructuring costs                       1,093             --          1,093             --
                                          -----          -----         ------         ------
                                          8,790          5,589         15,193         11,446
                                          -----          -----         ------         ------
Income (loss) from operations            (1,685)         2,646           (311)         6,574
                                         -------         -----           -----         -----
Other (income) expense:
  Interest income                           (89)          (418)          (289)          (684)
  Interest expense                        3,373          3,317          6,539          6,380
  Amortization of debt financing costs      115            135            313            261
  Other expense                             257             --             11             62
                                        --------         ------       --------       --------
                                          3,656          3,034          6,574          6,019
                                        --------         ------       --------       --------

Income (loss) before extraordinary
  item and income taxes                  (5,341)          (388)        (6,885)           555

Provision for (benefit from)
  income taxes                           (1,032)           608         (1,650)           755
                                        --------         ------       --------       --------
Loss before extraordinary item           (4,309)          (996)        (5,235)          (200)

Extraordinary item, net of tax
  benefit of $843                            --             --             --          1,265
                                        --------         ------       --------       --------
Net loss                                ($4,309)         ($996)       ($5,235)       ($1,465)
                                        --------         ------       --------       --------
                                        --------         ------       --------       --------
Loss per common share:
Loss before extraordinary item           ($0.39)        ($0.10)        ($0.49)        ($0.05)
Net loss                                 ($0.39)        ($0.10)        ($0.49)        ($0.16)


Number of shares used in computing
  per share amounts                      11,798         11,797         11,806         11,585

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                     PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                                      FEB. 28,        FEB. 29,
                                                      --------        --------
                                                        1997            1996
                                                        ----            ----
                                                             (UNAUDITED)

Cash flows from operating activities:
  Net loss                                          $  (5,235)       $  (1,465)
  Adjustments to reconcile net loss to net cash
    from operating activities:
    Depreciation and amortization                       7,305            8,072

    Write-off of intangibles                            1,720
    Deferred income taxes                                                   23
    Loss on property and equipment dispositions            70
    Provision for (recovery of) losses on
      accounts receivable                                 302             (154)
    Provision for excess and obsolete inventories         519
    Provision for restructuring                           279
    Write-off loan fees                                                  2,109
  Changes in working capital:
    Accounts receivable                                 1,347              755
    Inventories                                          (292)            (314)
    Other current assets                               (1,173)            (726)
    Accounts payable                                   (1,895)          (2,876)
    Accrued liabilities                                   (50)          (1,042)
    Accrued interest                                       79            4,177
                                                     --------         --------

    Net cash from operating activities                  2,976            8,559
                                                     --------         --------

Cash flows used for investing activities:
  Additions to property and equipment                  (9,284)         (16,372)
  Proceeds from sale of property, plant and
    equipment                                             261
  Payment for acquisition, net of cash acquired                         (1,445)
  Payment for Rapid Plast acquisition, net of
    cash acquired                                      (2,134)
  Proceeds from short term investments                                   1,000
  Decrease in other assets                              1,873              807
                                                     --------         --------

    Net cash used for investing activities             (9,284)         (16,010)
                                                     --------         --------

Cash flows from financing activities:
  Repayment of senior note                                             (57,000)
  Repayment of revolving line of credit                                (15,383)
  Repayment of long term debt obligations                (783)            (365)
  Proceeds from public debt offering                                   110,000
  Repayment of subordinated note                                       (10,000)
  Borrowings under debt arrangements                      222
  Borrowing under revolving line of credit              2,430            4,146
  Repayments under revolving line of credit                             (5,512)
  Repayment of notes receivable from shareholder            7
  Repurchase of common stock                             (500)
  Payment of loan fee                                                   (4,019)
  Prepayment penalty                                                      (157)
  Payment under covenants                                (537)            (496)
                                                     --------         --------

    Net cash from financing activities                    839           21,214
                                                     --------         --------

Effect of exchange rate on cash                            (2)               -
                                                     --------         --------

    Increase (decrease) in cash and cash
      equivalents                                      (5,471)          13,763
Cash and cash equivalents at beginning of period        7,797              763
                                                     --------         --------

Cash and cash equivalents at end of period           $  2,326         $ 14,526
                                                     --------         --------
                                                     --------         --------

Supplemental disclosure of non-cash information:

Acquisition of property and equipment through
  long-term capital leases                           $  1,370
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

                  Portola Packaging, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (Unaudited)

1.   BASIS OF PRESENTATION:

     The consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE:

     Earnings (loss) per common share and common equivalent share are computed by dividing income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Except as discussed below, the number of common shares is increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants when dilutive. This increase in the number of common shares is reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options or warrants; these purchases are assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeds the exercise price of the options and warrants. No common stock equivalents were included in the computation of loss per share for any of the periods presented since their effect would be anti-dilutive.

     Since the Company's warrants include a put provision, Emerging Issues Task Force (EITF) Consensus 88-9 requires computation of earnings (loss) per share using the lower of the amount computed assuming conversion, as described above, or the amount computed assuming exercise of the put option feature of the warrants. Earnings (loss) per share computed using the put option feature is the more dilutive of the calculations in the three and six months ended February 28, 1997 and February 29, 1996. The accretion of warrants of $270,000 and $526,000 for the three and six months ended February 28, 1997, respectively, and $217,000 and $423,000, for the three and six months ended February 29, 1996, is added to the loss for the periods to derive loss per share.

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

3.   ACQUISITION:  (continued)

have been consolidated with the Company. Portola Packaging Ltd. was being operated as an "unrestricted subsidiary" at February 28, 1997. In early April 1997, Portola Packaging Ltd. became a "restricted subsidiary". Prior to the change in the status of Portola Packaging Ltd., amounts that could be invested by the Company in Portola Packaging Ltd. were subject to limitations pursuant to the terms of the Indenture pertaining to the senior notes issued in October 1995.

     Consideration for the acquisition was allocated as follows:

Total consideration paid                    $2,975,000
Fair value of net assets acquired            2,420,000
                                             ---------
Goodwill                                      $555,000
                                             ---------
                                             ---------

4.   INVENTORIES:

     Inventory balances as of February 28, 1997 and August 31, 1996 were as follows:

                                          Feb 28,        Aug 31,
                                           1997           1996
                                           ----           ----
                                               (unaudited)

     Raw materials                        $5,442          $6,023
     Work in process                         685             858
     Finished goods                        5,552           4,769
                                         -------         -------
                                         $11,679         $11,650
                                         -------         -------
                                         -------         -------
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

     In March 1997, the Securities and Exchange Commission ("SEC") informed the Company of its view that approximately $14 million of the Company's senior notes ("Notes") were sold by an affiliate of the Company during a period in which the SEC believes that the Company did not have a current effective registration statement. The Notes sold during this period by the Company's affiliate may be subject to rescission, which may involve liability by the Company for any loss incurred in connection with a rescission.

                   Portola Packaging, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                 (Unaudited)

6.   RESTRUCTURING COSTS:

     The Company has taken measures to improve productivity and quality in its core business, and in December 1996 began implementing a restructuring plan which consolidated its separate Closure, Packaging and Manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997. The Portland facility has been listed for sale. The Company recorded a restructuring charge of approximately $1.1 million primarily for payroll related charges in connection with this restructuring plan in the quarter ended February 28, 1997.

7.   WRITE-OFF OF INTANGIBLES:

     In connection with the Portland, Oregon plant closing discussed above, the Company wrote off $1.7 million of goodwill associated with this plant.

8.   SUBSEQUENT EVENTS:

     In March 1997, the Company announced further restructuring changes designed to provide productivity improvements in its core business. This phase of the restructure includes an elimination of several additional management positions and the closure of its Bettendorf, Iowa plant in July 1997. The Bettendorf plant has been listed for sale. The Company expects to record a restructuring charge in connection with this restructuring plan in the quarter ended May 31, 1997, although it is not able to estimate the amount of such charge at this time.

     In April 1997, the Company designated its Eastern Canadian subsidiary and its United Kingdom subsidiary as "restricted" subsidiaries. These subsidiaries had previously been designated "unrestricted subsidiaries". The Company's Western Canadian subsidiary continues to be operated as an "unrestricted subsidiary". Under the terms of the Indenture pertaining to the senior notes issued in October 1995, amounts that may be invested by the Company in its unrestricted subsidiaries are subject to limitations.

9.   RECENT ACCOUNTING PRONOUNCEMENTS:

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share", and in March 1997 issued Statement No. 129 (SFAS 129), "Disclosures of Information About Capital Structure", both of which specify the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 and SFAS 129 will become effective for the Company's 1998 fiscal year. The Company is currently studying the implications of these statements and has not yet determined the impact of adopting such statements on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS


     Sales increased $4.2 million, or 11.6%, from $35.9 million for the three months ended February 29, 1996 to $40.1 million for the three months ended February 28, 1997, and increased $6.1 million, or 8.2%, from $73.9 million for the six months ended February 29, 1996 to $80.0 million for the six months ended February 28, 1997. These increases were primarily due to increased sales from operations in the United Kingdom and Canada as these newer subsidiaries continue to increase their operations. Sales from domestic operations remained relatively constant for both periods, as declines in equipment sales were offset by increases in closure sales.

     Gross profit decreased $1.1 million, or 13.7%, to $7.1 million for the three months ended February 28, 1997, as compared to $8.2 million for the three months ended February 29, 1996, and decreased $3.1 million, or 17.4%, to $14.9 million for the six months ended February 28, 1997 from $18.0 million for the same period in fiscal 1996. Gross profit as a percentage of sales decreased from 22.9% for the three months ended February 29, 1996 to 17.7% for the three months ended February 28, 1997, and from 24.4% for the six months ended February 29, 1996 to 18.6% for the same period in fiscal 1997. The margin decrease was due to the mix of sales, with higher sales from the Canadian and United Kingdom operations, all of which have had relatively low margins. In addition, margins in the domestic closure business were down slightly for the three and six month periods ended February 28, 1997 as compared with the same periods of the prior year. The Company has taken measures to improve productivity and quality in its core business, and in December 1996 began implementing a restructuring plan which consolidated its separate Closure, Packaging and Manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997. The Company recorded a restructuring charge of approximately $1.1 million and wrote off goodwill of $1.7 million in connection with this restructuring plan in the quarter ended February 28, 1997. Additionally, in March 1997, the Company announced further restructuring changes designed to improve productivity, and announced the closure of its Bettendorf, Iowa plant scheduled to occur in July 1997.

     Selling, general and administrative expenses increased $646,000, or 16.6%, to $4.5 million for the three months ended February 28, 1997, as compared to $3.9 million for the same period in fiscal 1996, and increased as a percentage of sales from 10.8% for the three months ended February 29, 1996 to 11.3% for the three months ended February 28, 1997. For the six months ended February 28, 1997, selling, general and administrative expenses were $9.6 million, an increase of $1.3 million, or 16.2%, from expenses of $8.2 million for the same period in fiscal 1996. As a percentage of sales for the six months ended February 28, 1997, selling, general and administrative expenses were 12.0% as compared to 11.2% for the same period in fiscal 1996. These increases are primarily due to increases in personnel in the sales and marketing area, increases in personnel in the Company's United Kingdom and Canadian operations as these companies continue to grow and as a result of the acquisition of Rapid Plast in September 1996, and an increase in legal fees primarily due to patent litigation.

     Research and development expense decreased $82,000, or 12.5%, to
$573,000 for the three months ended February 28, 1997, as compared to
$655,000 for the three months ended February 29, 1996, and decreased as a percentage of sales from 1.8% in the three months ended February 29, 1996 to
1.4% in the three months ended February 28, 1997.   The decrease was primarily
due to fewer expenditures for patent consulting in the three months ended February 28, 1997 as compared to the same period of fiscal 1996. For the six months ended February 28, 1997, research and development expense was $1.2 million, an increase of $160,000, or 15.9%, from $1.0 million for the same period in fiscal 1996. As a percentage of sales, research and development expense was 1.5% for the six months ended February 28, 1997, as compared to 1.4% for the same period in fiscal 1996. The absolute increase in research and development expense was due primarily to increased staffing to address expanded new product development opportunities.



     Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $176,000, or 16.7 %, to $879,000 for the three months ended February 28, 1997, as compared to $1.1 million for the three months ended February 29, 1996, and decreased $560,000, or 25.5%, to $1.6 million for the six months ended February 28, 1997 as compared to $2.2 million for the same period in fiscal 1996. The decrease was primarily due to a decrease in patent amortization due to the write-down of patent costs in August 1996.

     In February 1997, the Company wrote off goodwill of $1.7 million in connection with the closure of its Portland, Oregon plant in February 1997.

     The Company recorded a restructuring charge of $1.1 million primarily for employee severance payments in connection with the closure of its Portland, Oregon plant in February 1997 in connection with its restructuring plan. In March 1997 the Company announced further restructuring plans designed to improve productivity which include the closure of its Bettendorf, Iowa plant scheduled for July 1997. The Company anticipates it will record an additional restructuring charge in connection with this restructuring plan in the quarter ended May 31, 1997, although it is not able to estimate the amount of such charge at this time.

     Interest income decreased $329,000 to $89,000 for the three months ended February 28, 1997 from $418,000 for the same period in fiscal 1996, and decreased $395,000 to $289,000 for the six months ended February 28, 1997 as compared to $684,000 for the same period in fiscal 1996. This decline was primarily due to lower levels of invested cash in fiscal 1997 as compared to fiscal 1996. Higher levels of cash were available for investment during fiscal 1996 due to completion of the $110 million senior notes financing in early October 1995.

     Interest expense increased $56,000 to $3.4 million for the three months ended February 28, 1997, as compared to $3.3 million for the three months ended February 29, 1996, and increased $159,000 to $6.5 million for the six months ended February 28, 1997 as compared to $6.4 million for the same period in fiscal 1996. These increases were primarily due to a higher level of debt in fiscal 1997 due to the issuance of $110 million of 10.75% senior notes due on October 2, 1995, and to a lesser extent to borrowings under the Company's line of credit in fiscal 1997.

     Amortization of debt financing costs decreased $20,000 for the three months ended February 28, 1997 to $115,000 from $135,000 for the three months ended February 29, 1997, and increased $52,000 to $313,000 for the six months ended February 28, 1997 as compared to $261,000 for the same period in fiscal 1996. Debt financing costs are primarily attributable to the $110 million senior notes issued in October 1995 and to a lesser extent, debt financing incurred in Western Canada.

     Other expense was $257,000 for the three months ended February 28, 1997 which was primarily due to a foreign currency loss on intercompany transactions. There was no other expense for the same period in fiscal 1996. Other expense for the six months ended February 28, 1997 was $11,000 compared to $62,000 for the same period in fiscal 1996.

     The Company recorded a benefit from income taxes of $1.7 million for the six months ended February 28, 1997 based on its pre-tax loss using an effective tax rate of 24% in anticipation of its expected tax rate for the entire fiscal year. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company had an effective tax rate of 11.8% for fiscal 1996. Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill and other intangibles arising from the Company's acquisitions.

     An extraordinary item of $1,265,000, net of taxes, was recorded for the six months ended February 29, 1996, as loan fees and other costs were expensed in connection with an early extinguishment of debt resulting from the $110 million senior notes issue in October 1995.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 28, 1997, the Company had cash and cash equivalents of $2.3 million, a decrease of $5.5 million from August 31, 1996.

     Cash provided by operations totaled $3.0 million for the six months ended February 28, 1997, a $5.6 million decrease from the $8.6 million provided by operations for the six months ended February 29, 1996. Other current assets used funds of $1.2 million in the six months ended February 28, 1997, compared to using funds of $726,000 in the same period of the prior year. Accounts payable used funds of $1.9 million in the first half of fiscal 1997 compared to using funds of $2.9 million in the first half of fiscal 1996, and accrued expenses used funds of $50,000 in the first six months of fiscal 1997 as compared to using funds of $1.0 million in the same period of fiscal 1996. Accrued interest expense provided funds of $79,000 in the first half of fiscal 1997 compared to providing funds of $4.2 million in the same period of fiscal 1996.

      Cash used in investing activities was $9.3 million for the three months ended February 28, 1997, as compared to $16.0 million for the three months ended February 29, 1997. This consisted primarily of additions to property and equipment.

     Cash provided by financing activities was $839,000 for the first half of fiscal 1997 compared to $21.2 million for the first half of fiscal 1996. On October 2, 1995 the Company completed an offering of $110 million of senior notes that mature on October 1, 2005. The net proceeds of the offering were approximately $106 million, of which $83 million was used to retire the Company's outstanding debt under its senior term loans, revolving facility and senior subordinated notes. As of February 28, 1997, the Company had borrowed $2 million under its $35 million revolving line of credit.

     At February 28, 1997, the Company had $2.3 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $33 million was available for draw as of February 28, 1997 and $27 million was available for draw as of April 4, 1997). Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures into fiscal 1998.

       DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

       This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Portola Packaging, Inc. is a privately-held company, and currently has no class of voting securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. The Company has two classes of common equity, Class A Common Stock and Class B Common Stock, Series 1 and Series 2. Shares of Class A Common Stock are not entitled to vote. The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

The annual meeting of the stockholders of the Company was held on January 17, 1997 for the purpose of electing six members of the Board of Directors of the Company and ratifying the selection by the Board of Directors of the Company's independent public accountants for the fiscal year ending August 31, 1997. Proxies representing 5,341,537 shares of the 8,506,640 shares of Class B Common Stock, Series 1 issued and outstanding on the record date, or approximately 63.0% of the outstanding shares of such Series, were received and entitled to be voted at the annual meeting. Proxies representing 1,756 shares of the 1,171,430 shares of Class B Common Stock, Series 2 shares issued and outstanding on the record date, or approximately 0.15% of the outstanding shares of such Series, were received and entitled to be voted at the annual meeting. The holders of Class B Common Stock, Series 1 and Series 2, vote as a single class.

Jack L. Watts, Larry C. Williams, Christopher Behrens, Jeffrey Pfeffer and Timothy Tomlinson each received 5,343,293 votes, representing approximately 55% of the total voting shares outstanding and all shares present and voting at the annual meeting, and each such individual was elected to serve as a Director of the Company until the Company's next annual meeting. Martin Imbler received 5,339,537 votes, representing approximately 55% of the total voting shares outstanding and all shares present and voting at the annual meeting, and such individual was elected to serve as a Director of the Company until the Company's next annual meeting. The holders of the 5,343,293 shares represented and entitled to vote at the annual meeting, representing all shares present and voting at the meeting, also ratified and approved the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company for the fiscal year ending August 31, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.


EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------
10.44 The Company's Management Deferred Compensation Plan is incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on March 11, 1997.

11.01     Computation of Net Loss per share.

27.01     Financial Data Schedule.



(b) The Company did not file any reports on Form 8-K during the three (3) month period ended February 28, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTOLA PACKAGING, INC.
                                       (Registrant)


Date:  April 10, 1997                  /s/ Robert R. Strickland
                                       ------------------------
                                       Robert R. Strickland
                                       Vice-President - Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)



Date: April 10, 1997                   /s/ Patricia Voll
                                       -----------------
                                       Patricia Voll
                                       Vice President, Finance and Accounting
                                       (Principal Accounting Officer)

                               EXHIBIT INDEX
EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------
10.44 The Company's Management Deferred Compensation Plan is incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on March 11, 1997.

11.01     Computation of Net Loss per share.

27.01     Financial Data Schedule.