Form 10-Q
period 1997-05-31
PORTOLA PACKAGING INC
filed 1997-07-10
CIK 788983

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO__.

11,717,824 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,582,832 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at July 8, 1997.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES

                                        INDEX

PART I - FINANCIAL INFORMATION                                     PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
          May 31, 1997 and August 31, 1996......................     3

         Consolidated Statements of Operations for
         the Three and Nine  Months Ended
         May 31, 1997 and 1996 .................................     5

         Consolidated Statements of Cash Flows for
         the Nine Months Ended May 31, 1997 and  1996 ..........     6

         Notes to Consolidated Financial Statements.............     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........     10

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.......................     14

SIGNATURES    ..................................................     15

EXHIBIT INDEX ..................................................     16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       MAY 31,      AUGUST 31,
                                                        1997          1996
                                                        ----          ----
                                                    (UNAUDITED)
    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $670         $7,797
Investments                                                547            710
Accounts receivable, net                                25,565         23,835
Inventories                                             11,498         11,650
Other current assets                                     3,072          2,061
Deferred income taxes                                    1,372          1,307
                                                     ---------      ---------
    Total current assets                                42,724         47,360

Notes receivable                                           244            256
Property, plant and equipment, net                      77,926         69,773
Goodwill, net                                           15,379         17,564
Patents, net                                             2,077          2,235
Covenants not to compete,net                             2,583          3,699
Debt financing costs, net                                3,550          3,853
Other assets                                             5,350          7,487
                                                     ---------      ---------

Total assets                                         $ 149,833       $152,227
                                                     ---------      ---------
                                                     ---------      ---------


                                      Continued

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        MAY 31,     AUGUST 31,
                                                         1997          1996
                                                         ----          ----
                                                     (UNAUDITED)

    LIABILITIES, REDEEMABLE WARRANTS, COMMON
    STOCK AND OTHER STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt and
  short-term borrowings                                $10,478         $1,805
Accounts payable                                         8,519         10,029
Accrued liabilities                                     11,520          9,157
Accrued interest                                         2,283          4,999
                                                       ---------      ---------
  Total current liabilities                             32,800         25,990

Long-term debt, less current portion                   115,914        116,108
Other long term obligations                              1,787          2,303
Deferred income taxes                                    7,056          7,067
                                                       ---------      ---------
    Total liabilities                                  157,557        151,468

Contingencies (Note 5)

Redeemable warrants to purchase Class A common stock     5,373          4,560
                                                       ---------      ---------

Common stock and other stockholders' deficit:
  Class A convertible common stock of $.001 par value:
   Authorized: 5,203 shares;  Issued and outstanding
    2,135 shares in 1997 and 1996                            2              2
  Class B, Series 1, common stock of $.001 par value:
   Authorized: 17,715 shares;  Issued and outstanding
   8,411 shares May 1997 and 8,507 shares Aug. 1996          8              9
  Class B, Series 2, common stock of $.001 par value:
   Authorized: 2,571 shares;  Issued and outstanding
  1,171 shares in 1997 and 1996                              1              1
Additional paid-in capital                               8,781          9,280
Notes receivable from stockholders                        (418)          (425)
Cumulative foreign currency translation adjustment        (140)            (8)
Unrealized holding losses on marketable securities        (268)          (170)
Accumulated deficit                                    (21,063)       (12,490)
                                                       ---------      ---------
    Total common stock and other stockholders'
      deficit                                          (13,097)        (3,801)
                                                       ---------      ---------

    Total liabilities, redeemable warrants,
      common stock and other stockholders' deficit    $149,833       $152,227
                                                       ---------      ---------
                                                       ---------      ---------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                   ENDED MAY 31,                ENDED MAY 31,
                                                                    -------------                -------------
                                                               1997           1996           1997           1996
                                                                ----           ----           ----           ----
                                                                   (UNAUDITED)                    (UNAUDITED)

Sales                                                        $ 45,037       $ 41,373       $125,008       $115,250
Cost of sales                                                  35,523         29,359        100,612         85,216
                                                              ---------      ---------      ---------      ---------
Gross profit                                                    9,514         12,014         24,396         30,034
                                                              ---------      ---------      ---------      ---------

Selling, general and administrative                             4,071          5,377         13,650         13,622
Research and development                                          740            569          1,907          1,576
Amortization of intangibles                                       857          1,343          2,491          3,537
Write-off of intangibles                                          ---            ---          1,720            ---
Restructuring costs                                             1,301            ---          2,394            ---
                                                              ---------      ---------      ---------      ---------
                                                                6,969          7,289         22,162         18,735
                                                              ---------      ---------      ---------      ---------

Income from operations                                          2,545          4,725          2,234         11,299
                                                              ---------      ---------      ---------      ---------
Other (income) expense:
  Interest income                                                (115)          (369)          (404)        (1,053)
  Interest expense                                              3,426          3,246          9,965          9,626
  Amortization of debt financing costs                            115            114            428            375
  Other (income) expense                                           (6)            65              5            127
                                                              ---------      ---------      ---------      ---------
                                                                3,420          3,056          9,994          9,075
                                                              ---------      ---------      ---------      ---------

Income (loss) before extraordinary item and
  income taxes                                                   (875)         1,669         (7,760)         2,224

Provision for income taxes                                      1,650            907            ---          1,662
                                                              ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                        (2,525)           762         (7,760)           562

Extraordinary item, net of tax benefit of $843                    ---            ---            ---          1,265
                                                              ---------      ---------      ---------      ---------

Net income (loss)                                             ($2,525)          $762        ($7,760)         ($703)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------

Net income (loss) for common stockholders                     ($2,812)          $533        ($8,573)       ($1,355)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------

Earnings (loss) per common share:
  Income (loss) before extraordinary item                      ($0.24)         $0.05         ($0.73)        ($0.01)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------

  Net income (loss)                                            ($0.24)         $0.05         ($0.73)        ($0.12)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------


Number of shares used in computing per share amounts           11,718         11,798         11,776         11,656
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------



                The accompanying notes are an integral part of these
                          consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                     FOR THE NINE MONTHS ENDED
                                                              MAY 31,
                                                              -------
                                                        1997            1996
                                                        ----            ----
                                                            (UNAUDITED)

Cash flows from operating activities:
  Net loss                                             $(7,760)     $    (703)
  Adjustments to reconcile net loss to net cash
      from operating activities:
    Depreciation and amortization                       11,783         11,349
    Write-off of intangibles                             1,720
    Deferred income taxes                                                  23
    Loss on property and equipment dispositions             75            126
    Provision for losses on accounts receivable            602            204
    Provision for excess and obsolete inventories          271
    Provision for restructuring                            514
    Extraordinary loss on extinguishment of debt                        1,952
  Changes in working capital:
    Accounts receivable                                 (1,738)        (2,829)
    Inventories                                            137           (123)
    Other current assets                                  (950)        (1,058)
    Accounts payable                                    (1,912)          (546)
    Accrued liabilities                                  1,737            282
    Accrued interest                                    (2,716)         1,227
                                                       --------     ----------

    Net cash provided by operating activities            1,763          9,904
                                                       --------     ----------

Cash flows used for investing activities:
  Additions to property and equipment                  (15,706)       (19,743)
  Proceeds from sale of property, plant and equipment      275
  Payment for acquisition, net of cash acquired                        (1,445)
  Payment for Rapid Plast acquisition, net of
    cash acquired                                       (2,134)
  Proceeds from short term investments                                  1,000
  Decrease (increase) in other assets                    1,913           (473)
                                                       --------     ----------

    Net cash used for investing activities             (15,652)       (20,661)
                                                       --------     ----------

Cash flows from financing activities:
  Repayments under debt arrangements                      (480)       (88,443)
  Borrowings under debt arrangements                       328        114,357
  Borrowings under revolving line of credit              8,267
  Payment of loan fees                                                 (4,324)
  Sales of common stock                                                     8
  Purchase of common stock                                (500)
  Repayment of notes receivable from shareholder             7
  Payment under covenants                                 (728)          (719)
                                                       --------     ----------
    Net cash provided by financing activities            6,894         20,879
                                                       --------     ----------


Effect of exchange rate on cash                           (132)             -
                                                       --------     ----------

    Increase (decrease) in cash and cash equivalents    (7,127)        10,122
Cash and cash equivalents at beginning of period         7,797            763
                                                       --------     ----------

Cash and cash equivalents at end of period             $   670      $  10,885
                                                       --------     ----------
                                                       --------     ----------
Supplemental disclosure of non-cash information:

Acquisition of property and equipment through
  long-term capital leases                              $  364
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

                    Portola Packaging, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION:

     The consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Since the Company's warrants include a put provision, Emerging Issues Task Force (EITF) Consensus 88-9 requires computation of earnings (loss) per share using the lower of the amount computed assuming conversion, as described above, or the amount computed assuming exercise of the put option feature of the warrants. Earnings (loss) per share computed using the put option feature is the more dilutive of the calculations in the three and nine months ended May 31, 1997 and 1996. The accretion of warrants of $287,000 and $813,000 for the three and nine months ended May 31, 1997, respectively, and $229,000 and $652,000, for the three and nine months ended May 31, 1996, is added to the loss for the periods to derive loss per share.

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


     Consideration for the acquisition was allocated as follows:

Total consideration paid                     $2,975,000
Fair value of net assets acquired             2,420,000
                                             ----------
Goodwill                                     $  555,000
                                             ----------
                                             ----------

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

4.   INVENTORIES:
     Inventory balances as of May 31, 1997 and August 31, 1996 were as follows:

                                  May 31,        Aug 31,
                                   1997           1996
                                   ----           ----
                                (unaudited)

     Raw materials               $ 5,946        $ 6,023
     Work in process                 889            858
     Finished goods                4,663          4,769
                                 -------        -------
                                 $11,498        $11,650
                                 -------        -------
                                 -------        -------

5.   CONTINGENCIES:

     The Company is engaged in patent litigation with two separate parties who are seeking to have the court declare certain patents owned by the Company invalid. The Company believes its patents are valid, and is vigorously contesting these actions. However, there can be no assurance that the Company will be successful in its defense.

     The Company is also party to a number of other lawsuits and claims arising out of the normal course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     In March 1997, the Company was advised that the prospectus used by an affiliate of the Company in connection with secondary market sales of approximately $14 million of the Company's senior notes (the "Notes") did not contain current financial information about the Company. The Notes sold during this period by the Company's affiliate may be subject to rescission, which may result in liability for the Company for any loss incurred in connection with a rescission. No liability has been accrued in the financial statements as of May 31, 1997 in

                    Portola Packaging, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.   CONTINGENCIES: (continued)

connection with this matter since the Company has not made a determination that it is probable that a loss on rescission will be incurred by the Company. The Company believes that its cash resources, including its borrowings under its line of credit, are adequate to cover any such loss without materially affecting the normal conduct of its business.

6.   RESTRUCTURING COSTS:

     The Company has taken measures to improve productivity and quality in its core business, and in December 1996 began implementing a restructuring plan which consolidated its separate Closure, Packaging and Manufacturing divisions. This restructuring plan included a reduction in staff and management positions and the closure of the Company's Portland, Oregon plant in February 1997. The Company recorded a restructuring charge of approximately $1.1 million primarily for payroll related charges in connection with this restructuring plan in the quarter ended February 28, 1997. The Company has negotiated a contract for the sale of the Portland facility which is expected to be completed in the first quarter of fiscal 1998.

     In March 1997, the Company announced further restructuring changes designed to provide productivity improvements in its core business. This phase of the restructure includes an elimination of several additional management positions and the closure of its Bettendorf, Iowa plant in July 1997. The Bettendorf plant has been listed for sale. The Company recorded a restructuring charge of approximately $1.3 million for payroll and facilities related charges in connection with this restructuring plan in the quarter ended May 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Sales increased $3.6 million, or 8.9%, from $41.4 million for the three months ended May 31, 1996 to $45.0 million for the three months ended May 31, 1997, and increased $9.7 million, or 8.5%, from $115.3 million for the nine months ended May 31, 1996 to $125.0 million for the nine months ended May 31, 1997. These increases were primarily due to increased sales volumes from operations in the United Kingdom and Canada as these newer subsidiaries continue to increase their operations. Sales from domestic operations remained unchanged for the third quarter of fiscal 1997 as compared to the same period of the prior year primarily due to the unseasonably cold weather in most of the United States in fiscal 1997 compared to 1996. Sales from domestic operations for the nine months ended May 31, 1997 remained constant from the same period in fiscal 1996 due to the unseasonable weather as well as increases in sales of closures for the first half of fiscal 1997 as compared to fiscal 1996 which were offset by decreases in equipment sales for the same period.

     Gross profit decreased $2.5 million, or 20.8%, to $9.5 million for the three months ended May 31, 1997, as compared to $12.0 million for the three months ended May 31, 1996, and decreased $5.6 million, or 18.8%, to $24.4 million for the nine months ended May 31, 1997 from $30.0 million for the same period in fiscal 1996. Gross profit as a percentage of sales decreased from 29.0% for the three months ended May 31, 1996 to 21.1% for the three months ended May 31, 1997, and from 26.1% for the nine months ended May 31, 1996 to 19.5% for the same period in fiscal 1997. The margin decrease was due to the mix of sales, with higher sales from the Canadian and United Kingdom operations, each of which have had relatively low margins. In addition, margins in the domestic closure business were down for the three and nine month periods ended May 31, 1997 as compared with the same periods of the prior year. The domestic margins were negatively affected by inefficiencies in the production process caused by quality issues experienced with its push-pull product, including inventory write-offs of this product. The Company has taken measures to improve productivity and quality in its core business, and in December 1996 began implementing a restructuring plan which consolidated its separate Closure, Packaging and Manufacturing divisions.

     Selling, general and administrative expenses decreased $1.3 million, or 24.3%, to $4.1 million for the three months ended May 31, 1997, as compared to $5.4 million for the same period in fiscal 1996, and decreased as a percentage of sales from 13.0% for the three months ended May 31, 1996 to 9.0% for the three months ended May 31, 1997. For the nine months ended May 31, 1997, selling, general and administrative expenses were $13.7 million, relatively unchanged from the same period in fiscal 1996. As a percentage of sales for the nine months ended May 31, 1997, selling, general and administrative expenses were 10.9% as compared to 11.8 % for the same period in fiscal 1996. The decreases are primarily due to lower bonus costs in fiscal 1997 as compared to fiscal 1996 as a result of operating results and to a lesser extent the effect of cost control measures implemented during the year. This was partially offset by increases in personnel in the Company's United Kingdom and Canadian operations as these companies continue to grow and as a result of the acquisition of Rapid Plast in September 1996, and by an increase in legal fees primarily due to patent litigation.

     Research and development expense increased $171,000, or 30.1%, to $740,000 for the three months ended May 31, 1997, as compared to $569,000 for the three months ended May 31, 1996, and increased as a percentage of sales from 1.4% in the three months ended May 31, 1996 to 1.6% in the three months ended May 31,
1997.   The increase was primarily due to increased expenditures for patent consulting and personnel costs in the three months ended May 31, 1997 as compared to the same period of fiscal 1996. For the nine months ended May 31, 1997, research and development expense was $1.9 million, an increase of $331,000, or 21.0%, from $1.6 million for the same period in fiscal 1996. As a percentage of sales, research and development expense was 1.5% for the nine months ended May 31, 1997, as compared to 1.4% for the same period in fiscal 1996. The absolute increase in research and development expense was due primarily to increased staffing to address expanded new product development opportunities.

     Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $486,000, or 36.2 %, to $857,000 for the three months ended May 31, 1997, as compared to $1.3 million for the three months ended May 31, 1996, and decreased $1.0 million, or 29.6%, to $2.5 million for the nine months ended May 31, 1997 as compared to $3.5 million for the same period in fiscal 1996. The decrease was primarily due to a decrease in patent amortization due to the write-down of patent costs in August 1996.

     In February 1997, the Company wrote off goodwill of $1.7 million in connection with the closure of its Portland, Oregon plant in February 1997.

     The Company recorded a restructuring charge of $1.3 million for the three months ended May 31, 1997 related to employee severance payments and facilities related charges in connection with the announced closure of its Bettendorf, Iowa plant, scheduled to close in July 1997. The Company began implementing a restructuring plan in December 1996 which consolidated its separate Closure, Packaging and Manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997. The Company recorded a restructuring charge of $ 1.1 million in the quarter ended February 28, 1997 primarily for employee severance payments.

     Interest income decreased $254,000 to $115,000 for the three months ended May 31, 1997 from $369,000 for the same period in fiscal 1996, and decreased $649,000 to $404,000 for the nine months ended May 31, 1997 as compared to $1,053,000 for the same period in fiscal 1996. This decline was primarily due to lower levels of invested cash in fiscal 1997 as compared to fiscal 1996. Higher levels of cash were available for investment during fiscal 1996 due to completion of the $110 million senior notes financing in early October 1995.

     Interest expense increased $180,000 to $3.4 million for the three months ended May 31, 1997, as compared to $3.2 million for the three months ended May 31, 1996, and increased $339,000 to $10.0 million for the nine months ended May 31, 1997 as compared to $9.6 million for the same period in fiscal 1996. These increases were due to a higher level of debt in fiscal 1997 due to the issuance of $110 million of 10.75% senior notes issued on October 2, 1995, and also due to higher borrowings under the Company's line of credit in fiscal 1997.

     Amortization of debt financing costs was $115,000 for the three months
May 31, 1997 compared to $114,000 for the three months ended May 31, 1996, and increased $53,000 to $428,000 for the nine months ended May 31, 1997 as compared to $375,000 for the same period in fiscal 1996. Debt financing costs are primarily attributable to the $110 million senior notes issued in October 1995 and to a lesser extent, debt financing incurred by the Company's Western Canadian subsidiary.

     The Company did not record any tax expense for the first nine months of fiscal 1997 in anticipation of its expected 0% tax rate for the entire fiscal year. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company had an effective tax rate of 11.8% for fiscal 1996. Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill and other intangibles arising from the Company's acquisitions.

     An extraordinary item of $1,265,000, net of taxes, was recorded for the nine months ended May 31, 1996, as loan fees and other costs were expensed in connection with an early extinguishment of debt resulting from the $110 million senior notes issue in October 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 1997, the Company had cash and cash equivalents of $0.7 million, a decrease of $7.1 million from August 31, 1996.

     Cash provided by operations totaled $1.8 million for the nine months ended May 31, 1997, an $8.1 million decrease from the $9.9 million provided by operations for the nine months ended May 31, 1996. This was primarily due to a net loss of $7.8 million for the nine months ended May 31, 1997 compared to a loss of $0.7 million for the same period in the prior year. Accounts receivable used funds of $1.7 million in the first nine months of fiscal 1997 compared to using funds of $2.8 million in the same period of fiscal 1996, and accounts payable used funds of $1.9 million in the first nine months of fiscal 1997 as compared to using funds of $0.5 million in the same period of fiscal 1996. Accrued interest expense used funds of $2.7 million in the first nine months of fiscal 1997 compared to providing funds of $1.2 million in the same period of fiscal 1996.

      Cash used in investing activities was $15.7 million for the nine months ended May 31, 1997, as compared to $20.7 million for the nine months ended May
31, 1996.   This consisted primarily of additions to property and equipment.
The Company anticipates capital spending for the entire fiscal year to approximate $25 million.

     Cash provided by financing activities was $6.9 million for the first nine months of fiscal 1997 compared to $20.9 million for the first nine months of fiscal 1996. On October 2, 1995 the Company completed an offering of $110 million of senior notes that mature on October 1, 2005. The net proceeds of the offering were approximately $106 million, of which $83 million was used to retire the Company's outstanding debt under its senior term loans, revolving facility and senior subordinated notes. As of May 31, 1997, the Company had borrowed $8.5 million under its $35 million revolving line of credit.

     In March 1997, the Company was advised that the prospectus used by an affiliate of the Company in connection with secondary market sales of approximately $14 million of the Company's senior notes (the "Notes") did not contain current financial information about the Company. The Notes sold during this period by the Company's affiliate may be subject to rescission, which may result in liability for the Company for any loss incurred in connection with a rescission. The Company believes that its cash resources, including its borrowings under its line of credit, are adequate to cover any such loss without materially affecting the normal conduct of its business.

     At May 31, 1997, the Company had $0.7 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $26.5 million was available for draw as of May 31, 1997 and $27.2 million was available for draw as of July 8, 1997). Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures into fiscal 1998.

     RECENT ACCOUNTING PRONOUNCEMENTS

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

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.


Exhibit
Number                  Exhibit Title
------                  -------------


11.01     Computation of Net Income (Loss) per share.

27.01     Financial Data Schedule.


(b) The Company did not file any reports on Form 8-K during the three (3) month period ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PORTOLA PACKAGING, INC.
                                        (Registrant)


Date:  July 10, 1997                    /s/ Robert R. Strickland
                                        ------------------------
                                        Robert R. Strickland
                                        Vice-President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Duly Authorized Officer)



Date: July 10, 1997                     /s/ Patricia Voll
                                        -----------------
                                        Patricia Voll
                                        Vice President, Finance and Accounting
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number              Exhibit Title
-------             -------------

11.01     Computation of Net Income (Loss) per share.

27.01     Financial Data Schedule.