Form 10-K
period 1997-08-31
PORTOLA PACKAGING INC
filed 1997-12-01
CIK 788983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                          COMMISSION FILE NO. 33-95318

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Registrant's voting stock is privately held and the aggregate market value of the voting stock held by non-affiliates is not calculable.

    11,762,956 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,627,964 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 13, 1997.

    Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PORTOLA PACKAGING, INC.
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
                                                        PART I

Item 1.      Business......................................................................................          2
Item 2.      Properties....................................................................................          9
Item 3.      Legal Proceedings.............................................................................         10
Item 4.      Submission of Matters to a Vote of Security Holders...........................................         10

                                                       PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................         11
Item 6.      Selected Financial Data.......................................................................         11
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........         13
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................         19
Item 8.      Financial Statements and Supplementary Data...................................................         20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........         44

                                                       PART III

Item 10.     Directors and Executive Officers of Registrant................................................         45
Item 11.     Executive Compensation........................................................................         47
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................         50
Item 13.     Certain Relationships and Related Transactions................................................         52

                                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................         54

             Signatures....................................................................................         59

    Trademark acknowledgments

    Cap Snap-Registered Trademark-, Snap Cap-Registered Trademark-, Cap Snap Seal-Registered Trademark-, Portola Packaging-Registered Trademark-, Nepco-Registered Trademark-, Non-Spill-Registered Trademark- and the Portola logo are registered trademarks of Portola Packaging, Inc. (the "Company"). All other product names of the Company are trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Portola Packaging, Inc. (together with its subsidiaries referred to hereinafter as the "Company" or "Portola") is a leading designer, manufacturer and marketer of tamper evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products. The Company's principal closure product lines include (i) small closures, (ii) five gallon closures, (iii) widemouth closures, (iv) fitments and (v) push-pull dispensing closures. Portola also designs, manufactures and supplies high speed capping equipment and complete turnkey water bottling systems, which are marketed by the Company primarily under the tradename "PortaPlant". Portola's closure products are primarily manufactured domestically through a technologically advanced, high speed injection molding process at eight modern manufacturing facilities strategically located throughout the United States, three facilities located in Canada and one facility located in the United Kingdom. Management believes that the Company is a leader in a majority of the markets it serves and that the Company is the sole or largest supplier of plastic closures for a majority of its customers. The Company sells over 10.8 billion closures annually under the names Cap Snap, Nepco, Portola and other brand names to over 3,000 customers. Most of the Company's customers have been doing business with the Company for more than ten years. The Company's products are used to cap such well known consumer products as Borden milk, Dole juices, Poland Spring bottled water, Pepsi-Cola fountain syrups and Kraft barbecue sauce. Many features of the Company's closure products are proprietary, and Portola holds more than 70 patents on the design of container closures and compatible bottle necks.

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

HISTORY

    The Company was incorporated in California in 1964, and reincorporated in Delaware in June 1994. The Company (formerly known as Cap Snap Seal, Inc.) was acquired from the founding family in 1986 by a group led by Jack L. Watts, the Company's current Chairman of the Board and Chief Executive Officer. Since Portola was acquired from the founding family, the size of the Company as measured by sales and closure unit volume has increased from $26.1 million in sales and 2.1 billion in closure units sold for fiscal 1987 to $170.4 million in sales and 10.8 billion in closure units sold for fiscal 1997. Portola's senior management has significant experience in the plastic packaging business and an average tenure of seven years at the Company. The Company's executive offices are located at 890 Faulstich Court, San Jose, California 95112, and its telephone number is (408) 453-8840.

BUSINESS STRATEGY

    The Company's primary strategy is to increase cash flow by maintaining and extending its leading position in niche product applications within the plastic closure and bottling industry. To support this strategy, the Company focuses on
(i) investing in advanced research and development and product engineering, (ii) providing dedicated customer support and total product solutions for customers,
(iii) continuing to improve production efficiencies and enhance low cost manufacturing capabilities,

(iv) expanding sales in international markets where significant growth opportunities exist and (v) where appropriate, seeking strategic acquisitions that will strengthen the Company's competitive position.

    EMPHASIZING RESEARCH AND DEVELOPMENT AND PRODUCT ENGINEERING. The Company is continuing its commitment to research and development, a commitment that has led to significant product innovations. These innovations include the original snap cap design and the five gallon closure, the "tear strip" feature that has become a standard tamper evident mechanism for food and non-carbonated beverage products and, an improved recloseable plastic dispensing fitment for gable-top fruit juice and milk cartons and the snap-screw cap.

    EMPHASIZING CUSTOMER SUPPORT AND TOTAL PRODUCT SOLUTIONS. The Company seeks to preserve its long-term relationships with customers and attract new customers by providing superior on-time delivery and technical service and support and by marketing its products as "total product solutions." The total product solution approach includes seeking at all times to provide plastic closures designed to meet customer specifications, compatible container necks and neck inserts, capping and filling equipment and on-going service and support.

    CONTINUING TO ENHANCE LOW COST MANUFACTURING CAPABILITIES. The Company's operations emphasize minimizing production and raw materials purchasing costs. The Company has a continuing productivity improvement program designed to further automate its production flow, streamline its workforce and upgrade its molds, equipment and systems. See "Raw Materials and Production."

    EXPANDING SALES IN INTERNATIONAL MARKETS. The Company expects significant growth in international markets for plastic closures and capping and filling equipment, as bottled water and other non-carbonated water companies in Europe, the Far East, Latin America and elsewhere adopt more advanced packaging materials and techniques. The Company is seeking to capitalize on the opportunity for expansion into international markets through the formation of joint ventures with local bottle manufacturers, bottlers, and distributors and by increasing export sales of closures and capping and filling equipment. To date, the Company has entered into a joint venture in Mexico and has acquired its Canadian and United Kingdom subsidiaries. In addition, the Company signed a joint venture agreement on November 14, 1997 with the Shanghai Aquarius Drinking Water Company of Shanghai, China to produce and sell caps and bottles for the Asian marketplace. The Company has no firm plans at this time for expansion into other international markets although it will continue to evaluate other expansion opportunities as they arise. See "International Sales and Joint Ventures."

    SEEKING STRATEGIC ACQUISITIONS. Portola plans to continue its program of seeking to acquire businesses serving similar customers using proprietary product and process technology that offer opportunities to improve costs or extend the Company's product lines. Since fiscal 1994, the Company has acquired Nepco, completed its Canadian and United Kingdom acquisitions, and entered into joint ventures in Mexico and China.

    Consistent with the Company's objective to improve production efficiencies and enhance low cost manufacturing capabilities, as well as quality, in the second quarter of fiscal 1997, the Company adopted a restructuring plan designed to streamline its organization by eliminating multiple reporting channels and duplicative personnel in manufacturing and other functions, and to implement other cost savings measures. The restructuring included a reduction in management and other personnel positions and closure of its Portland, Oregon and Bettendorf, Iowa manufacturing facilities. The Portland, Oregon facility was recently sold and the Bettendorf, Iowa facility has been listed for sale. As described under the heading entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company recorded a restructuring charge during the year of $2.4 million and a write-off of intangibles of $1.7 million.

    Consistent with the Company's objective to expand through strategic acquisitions, on June 30, 1994, the Company acquired Northern Engineering & Plastic Corp. and certain related companies and assets

(collectively, "Nepco") for a purchase price of $43.7 million. The acquisition of Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, has enabled the Company to establish new customer relationships, diversify and expand its product offering and customer base and benefit from Nepco's proprietary product designs. The Company has realized and expects to continue to achieve additional cost savings and synergies associated with the integration of Nepco, primarily from reduced costs achieved through sharing and adoption of improved technology and manufacturing processes, lower raw material costs through volume purchasing economies, marketing efficiencies and elimination of duplicative administrative and financial staff positions. On June 16, 1995, the Company purchased for $13.6 million the 50% interest it had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers (the "Western Canadian Acquisition"). The companies acquired in the Western Canadian Acquisition were amalgamated and now operate under the name "Portola Packaging Canada Ltd." On September 1, 1996, the Company purchased for $2.1 million Rapid Plast J-P. Inc., a company headquarted in Montreal, Quebec (the "Eastern Canadian Acquisition"). Rapid Plast J-P. Inc. now operates under the name "Portola Packaging Ltd." and is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. Management anticipates that the Canadian acquisitions will enable the Company to establish a position in the Canadian bottle manufacturing marketplace and to advance its position in the Canadian closure marketplace. On September 1, 1995, the Company purchased for $1.5 million the 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as "Portola Packaging Limited" (the "U.K. Acquisition"). The Company recently leased a manufacturing facility located in Doncaster, South Yorkshire, England which is being used by Portola Packaging Ltd. to manufacture closures for distribution primarily in the United Kingdom, with some exports to Europe.

PLASTIC CLOSURE MARKET

    Portola competes in the closure segment of the worldwide container packaging industry, focusing specifically on proprietary tamper evident plastic closure applications. Container closure devices have various applications with designs engineered to meet specific use requirements. Major product applications for container closures include food, beverages, toiletries, cosmetics, drugs and pharmaceuticals.

    Closure design is a function of the type of container and its contents. Products which are carbonated, perishable, highly acidic or susceptible to tampering all require specialized capping applications. In many instances, it may be necessary for the container to be resealable, or it may be preferable for the contents to be dispensed through the closure without the closure being removed. Subject to these and other packaging requirements, container closures can be made from either plastic or metal.

    Demand for plastic closures has expanded with the increase in demand for plastic containers. Over the past several years, rigid and flexible plastic containers have experienced significant growth in market share at the expense of other materials such as glass and metal. Plastic containers have several advantages over glass and metal in that they are relatively inexpensive as well as flexible and light weight, which are important factors in the transportation-sensitive packaging industry.

    The use of plastic closures has grown with the trend toward tamper evident packaging. A tamper evident feature is highly valued by the food and beverage market and the pharmaceutical market, and tamper evident features are experiencing growth in most segments of the closure market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. Portola invented the original snap-on cap design as well as the "tear strip" feature with breakaway bands for plastic closures, which provided the standard tamper evidency mechanism for the food and non-carbonated beverage industries.

    Historically, demand for the Company's products has been a function of population growth, increasing concerns by the public about the sanitation of packaged food and beverage products, and the continued increase in the use of plastic containers, as opposed to glass or metal, throughout the packaged food industry. For juice and bottled water markets, demand is also a function of seasonal climate variations, warm weather being responsible for increased consumption. See "Products" and "Product Development."

PRODUCTS

    Portola designs, manufactures and markets a wide array of tamper evident plastic closures for applications in dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products. The Company also designs, manufactures and markets (i) high speed capping equipment for use by its plastic closure customers in their bottling and packaging operations and (ii) customized bottling systems for returnable water cooler bottles which it markets primarily under the name "PortaPlant." The Company's sales of plastic closures represented approximately 89% of total sales for each of the 1995 through 1997 fiscal years. In the most recent year, 1997, the balance of sales were for equipment (8%) and bottles (3%).

    PLASTIC CLOSURES

    The Company's plastic closures are broadly grouped into five categories: (i) small closures used to cap blowmolded plastic bottles, (ii) closures for five gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. The Company offers a wide variety of plastic closures under each of its principal product lines to satisfy specific market application and customer requirements. Most of the Company's plastic closures offer its snap-on feature, a design preferred by packagers because it reduces production costs and leakage. The Company's plastic closures also incorporate tear strips, breakaway bands or other visible tamper evidency, a feature that has become an industry standard for food and non-carbonated beverage products. The Company's plastic closures range in size from 28mm to 110mm, and conform with international packaging standards. The Company offers over 34 individual closure products. The Company also offers 33 standard colors, in addition to custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities to provide product distinction for its customers.

    The following table describes the Company's principal plastic closure product lines.

PRODUCT LINE                                     DESCRIPTION                      MARKET APPLICATION
-----------------------------------  -----------------------------------  -----------------------------------
Small closures.....................  Plastic closures for plastic         Milk, fruit juices, bottled water
                                       blowmolded bottles                   and vinegar

Five gallon closures...............  Plastic closures for glass and       Water cooler bottles
                                       plastic returnable water
                                       cooler bottles

Widemouth closures.................  Plastic closures for widemouth       Institutional foods, including
                                       plastic containers                   condiments, mayonnaise and
                                                                            salad dressing

Fitments...........................  Recloseable plastic dispensing       Orange juice, lemonade and
                                       fitment for polyethylene-            other juice products
                                       coated gable-top paperboard
                                       cartons

Push-pull dispensing closures......  Dual tamper evident closures         Bottled water, flavored water,
                                       with push-pull feature               sports drinks

    CAPPING EQUIPMENT

    The Company also designs, manufactures and markets capping equipment for use in high speed bottling, filling and packaging production lines. A substantial majority of the Company's plastic closure customers use the Company's capping equipment. The Company's ability to supply capping equipment and technical assistance along with its plastic closures represents an important competitive advantage, as customers are assured that the Company's plastic closures will be applied properly to provide leakproof seals, and that any capping problems will be resolved quickly.

    PORTAPLANTS

    In addition to plastic closures and capping equipment, the Company also designs, manufactures and markets customized five gallon water capping and filling systems. The Company's most comprehensive five gallon water bottling system is its PortaPlant system. The PortaPlant is a compact bottle washing, filling, capping and conveying system for glass and plastic water bottles that can, depending on size, process 150 to 2,000 bottles per hour. The PortaPlant's modular design makes it ideal for new and small water bottling companies as well as established companies whose growth requires integrated expansion. Portola has focused its sales efforts for PortaPlants internationally as less developed countries look for improved distribution of safe and reliable drinking water.

    PLASTIC BOTTLES

    In Canada, the Company also produces plastic bottles.

PRODUCT DEVELOPMENT

    The Company continues to be committed to product development and engineering. Its research and development group and engineering staff provide a range of design and development services, focusing primarily on (i) new products and product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with the Company's closures and its customers' containers. Research and development expenditures for fiscal 1997, 1996 and 1995 were $2.4 million, $2.2 million and $1.7 million respectively.

    The Company has also made a substantial investment in developing new product applications for existing markets as well as applications for new markets. To facilitate the process of enhancing and developing new products and to ensure ultimate market acceptance of such products, the Company encourages an on-going exchange of ideas with customers, container manufacturers, machinery manufacturers and sales and service personnel. This approach has enabled the Company to identify new product opportunities.

    The Company's typical product development cycle has been less than one year. However, successful introduction of a new closure product can take two to three years, principally because customers who are comfortable with their existing closure products are generally slow to switch to a new design, particularly in light of the relatively small cost of the closure component to the overall packaging unit.

RAW MATERIALS AND PRODUCTION

    The principal raw material for the Company's plastic closures is injection molding grade LDPE resin, which generally accounts for at least 50% of the cost of all raw materials purchased for the Company's plastic closures. The Company believes that due to its volume purchases it is able to negotiate attractive pricing with resin suppliers although prices for LDPE resin can fluctuate substantially over relatively short periods of time. The Company has not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of LDPE resin. In the past, the Company has been able to pass substantially all resin price increases on to its customers on a timely basis. However, significant increases in resin prices, coupled with an inability to pass such increases on to customers promptly, would have a material adverse effect on the Company's financial condition and results of operations.

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

    In the past, the Company designed and manufactured many of its own molds. However, the increasing size and complexity of certain molds for new products have caused the Company to out-source its mold construction needs. The Company maintains design control over these molds as well as the molds it still builds. The Company believes its mold expertise has led to reduced costs due to shorter molding cycle times and enhanced reliability and longevity of its tooling.

BACKLOG

    Production and delivery cycles for closures is very short and the Company's backlog for closures is generally cancelable on short notice. Contracts for equipment purchases generally include cancellation penalties. There is no assurance that some portion of the backlog may not be canceled or that the level of backlog at any particular time is an appropriate indicator of the future operating performance of the Company. Due to the short production and delivery cycles for closures, the Company does not believe backlog information is a material factor in understanding its business. Backlog for closures is generally two to three weeks of orders, and is relatively constant from period to period.

SALES, MARKETING AND CUSTOMER SERVICE

    The Company markets its products through its internal sales department and through domestic and international networks of independent sales representatives. Calls on customers by these salespersons and representatives, along with participation at trade shows, are the primary means of customer contact. A number of the Company's customers are large corporate clients with numerous production facilities, each of which may make its own separate purchasing decisions. The Company's most significant customers are processors and packagers of fluid milk, non-carbonated bottled water, chilled juice, other flavored drinks and condiments for wholesale and institutional use. The Company's customer base includes over 3,000 accounts. The Company's top ten customers and buying groups accounted for approximately 40% of the Company's sales during the fiscal year ended August 31, 1997, and none accounted for more than 9% of sales during that period. Most of the Company's customers have been doing business with the Company for more than ten years.

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

EXPORT SALES AND JOINT VENTURES

    Although the Company's sales are primarily domestic, the Company expects significant growth in international sales, particularly in the market for water cooler bottle closures and water bottle capping and filling equipment. The United States bottled water industry, in general, uses more sophisticated packaging materials and processes than bottled water companies use in the rest of the world. The Company believes that bottled water companies and other non-carbonated beverage companies in Europe, the Far East, Latin America and elsewhere are beginning to adopt more advanced packaging materials and techniques, and that, as they do, they will become potential customers for the Company's plastic closure products and equipment. For the fiscal years ended August 31, 1997, 1996 and 1995, export sales to unaffiliated customers were $12,018,000, $17,568,000 and $18,658,000, respectively. The Company's export sales have declined as the UK and Canadian subsidiaries have produced and sold product locally. Sales are growing in these regions but through local manufacture.

    In the last several years, the Company has utilized joint ventures with bottle manufacturers, bottlers and distributors to gain footholds in international markets. By offering plastic closures, capping equipment and turnkey bottling systems, the Company can provide joint venture partners with a complete solution to their bottling and capping requirements. In fiscal year 1996, the Company had three international joint ventures: (i) a 50% interest in Canada Cap Snap Corporation, a Canadian corporation formed in 1990 and engaged in manufacturing and distributing 38mm bottle closures in Canada, (ii) a 50% interest in Cap Snap (U.K.) Ltd., a corporation formed in the United Kingdom in 1992 with a local bottle manufacturer to manufacture and sell 38mm caps, and
(iii) a 50% interest in Cap Snap Mexico, a joint venture formed in Mexico in 1993 with a local producer of plastic bottles and closures. In June 1995, the Company consummated the Western Canadian Acquisition by acquiring the remaining 50% interest in Canada Cap Snap Corporation, together with a 100% interest in two affiliated plastic bottle manufacturing companies. In September 1995, the Company consummated the U.K. Acquisition by acquiring the remaining 50% interest in Cap Snap (U.K.) Ltd. On November 14, 1997, the Company signed a joint venture agreement, commiting to invest $1.65 million, with the Shanghai Aquarius Drinking Water Company to manufacture and sell closures and bottles for the Asian marketplace. Aquarius is a leading bottled water company in the Shanghai Province of China.

COMPETITION

    The Company competes in marketing container closures to the food and beverage industry on the basis of price, product design, product quality and reliability, on-time delivery and customer service. Among the attributes that the Company believes distinguish it from other sellers of closure systems and provide a competitive advantage are the Company's proprietary products, the Company's ability to provide its customers with innovative, low-cost closures and complete capping systems, the Company's reputation for quality, reliability and service and the Company's automated and strategically located production facilities.

    While no single competitor offers products that compete with all of the Company's product lines, the Company faces direct competition in each of its product lines from a number of companies, many of which have financial and other resources that are substantially greater than those of the Company. As the Company broadens its product offerings, it can expect to meet increased competition from additional competitors with entrenched positions in those product lines. The Company also faces direct competition from bottling companies and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources. In addition, the packaging industry has numerous well-capitalized competitors, and there is a risk that these companies will expand their product offerings, either through internal product development or acquisitions of any of the Company's direct competitors, to compete in the niche markets that are currently served by the Company. These competitors, as well as existing competitors, could introduce products or establish prices for their products in a manner that could adversely affect the Company's ability to compete. Because of the Company's product concentration, an increase in competition or any technological innovations with respect to the Company's specific product applications, such as the introduction of lower-priced competitive products or products containing technological improvements over the Company's products, could have a significant material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

    As of October 31, 1997, the Company had 899 full-time employees, 25 of whom were engaged in product development, 74 in marketing, sales and customer support, 725 in manufacturing and 75 in finance and administration. The Company uses seasonal and part time employees for training, vacation replacements and other short term requirements. None of the Company's employees in the United States is represented by any collective bargaining agreements (approximately 25 of the employees of one of the Company's Canadian subsidiaries are members of the Teamsters Union), and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company currently owns or leases nine modern production facilities, located in the United States, which operate five to seven days a week, 24 hours a day. One of the nine production facilities was closed in July, 1997 and has been listed for sale. The Company's western Canadian subsidiary leases two production facilities and the Company's eastern Canadian subsidiary leases one production facility. In addition, the Company recently leased a manufacturing facility located in Doncaster, South Yorkshire, England for use by its United Kingdom subsidiary. The Company's facilities are highly efficient due to automation and frequently scheduled maintenance throughout the plants. The Company believes that these facilities are well-maintained and in good operating condition and anticipates that, although substantial capital expenditures will be required to meet the production requirements for new and developing product lines, the facilities themselves will be sufficient to meet the Company's needs for the next several years. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add production facilities sooner than expected. The following table indicates the locations, functions, square footage and nature of ownership of the Company's current facilities.

                                                                                                       NATURE OF
LOCATION                                                     FUNCTIONS                  SQUARE FEET  OWNERSHIP(1)
-------------------------------------------  -----------------------------------------  -----------  -------------
San Jose, CA...............................  Executive Office/Closure Mfg./                154,000         owned
                                              Warehouse Engineering/
                                              Research and Development
                                              Facility and Equipment
                                              Division
Kingsport, TN..............................  Closure Mfg./Warehouse                         76,000         owned
Clifton Park, NY...........................  Closure Mfg./Warehouse                         54,000        leased
Batavia, IL................................  Closure Mfg./Warehouse                         70,000        leased
New Castle, PA.............................  Executive Office/Closure Mfg./                 46,000         owned
                                              Warehouse
Sumter, SC.................................  Closure Mfg./Warehouse                         45,000         owned
Chino, CA..................................  Closure Mfg./Warehouse                         64,000         owned
Fort Worth, TX.............................  Closure Mfg./Warehouse                         27,000         owned
Bettendorf, IA.............................  Closure Mfg./Warehouse                         40,000         owned(2)
Richmond, British Columbia, Canada.........  Bottle & Closure Mfg./Warehouse                49,000        leased
Edmonton, Alberta, Canada..................  Bottle Mfg./Warehouse                          43,000        leased
Montreal, Quebec, Canada...................  Bottle Mfg./Warehouse                          44,000        leased
Doncaster, South Yorkshire, England........  Closure Mfg./Warehouse                         50,000        leased

------------------------

(1) The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: the lease of the Clifton Park facility expires in 1998 and the leases for the Richmond and Edmonton facilities expire in 2000.

(2) The Company closed this facility in July of 1997. This property has been listed for sale.

ITEM 3.  LEGAL PROCEEDINGS.

    The plastic closure industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company and certain of its subsidiaries are engaged in patent infringement litigation with various parties who are seeking to have the court declare certain patents owned by the Company and such subsidiaries invalid. Some of these parties have also included allegations of anti-trust violations in their complaints. The Company believes that its patents and the patents of its subsidiaries are valid and is contesting these allegations vigorously. There can be no assurance, however, that the Company or its subsidiaries will be successful in their defense of these matters. In addition, there can be no assurance that other infringement litigation will not be brought in the future against the Company or its subsidiaries, that any such litigation will not be expensive and protracted or that, as a result of such litigation, the Company or its subsidiaries will not be required to terminate a business practice or seek to obtain a license to the intellectual property of others.

    The Company is also party to a number of other lawsuits and claims arising out of the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

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

    As of November 13, 1997, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of November 13, 1997, there were approximately 139 holders of record of the 8,456,534 outstanding shares of Class B Common Stock, Series 1 and 5 holders of record of the 1,171,430 outstanding shares of Class B Common Stock, Series 2.

    The Company has not paid dividends on its Common Stock in recent fiscal years. It presently intends to continue this policy in order to retain any earnings for the development of the Company's business. Furthermore, certain of the Company's credit agreements, including the senior notes issued on October 2, 1995 and the senior revolving credit facility entered into on October 2, 1995, restrict the Company's ability to pay dividends. In addition, the Canadian loan agreements prohibit the western Canadian subsidiary from paying dividends to the parent company.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONDENSED CONSOLIDATED FINANCIAL DATA

    The selected historical condensed consolidated statement of operations and balance sheet data set forth in the table below for, and at the end of, each of the fiscal years in the five year period ended August 31, 1997 have been derived from, and are qualified by reference to, the consolidated financial statements of the Company. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and the accompanying notes thereto and other financial information appearing elsewhere in this report on Form 10-K.

                                                                       FISCAL YEAR ENDED AUGUST 31,
                                                         --------------------------------------------------------
                                                            1997        1996        1995      1994(A)     1993
                                                         ----------  ----------  ----------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Sales................................................  $  170,443  $  159,462  $  124,650  $  70,284  $  58,286
  Cost of sales........................................     135,318     117,592      91,972     51,670     42,679
                                                         ----------  ----------  ----------  ---------  ---------
    Gross profit.......................................      35,125      41,870      32,678     18,614     15,607
  Selling, general and administrative..................      19,745      22,035      16,649      8,821      7,207
  Research and development.............................       2,428       2,156       1,682        764        820
  Amortization of intangibles(b).......................       3,322       5,207       3,724      2,025      1,400
  Write-off of intangibles(c)..........................       1,720       7,292      --         --         --
  Restructuring costs..................................       2,394      --          --         --         --
                                                         ----------  ----------  ----------  ---------  ---------
    Income from operations.............................       5,516       5,180      10,623      7,004      6,180
  Other (income) expense, net(d).......................         208         158         259        477        (62)
  Interest expense, net................................      12,792      11,842       8,483      3,899      3,044
  Amortization of financing costs......................         559         492         447        433        479
                                                         ----------  ----------  ----------  ---------  ---------
    Income (loss) before extraordinary item, cumulative
      effect of change in accounting principle and
      income taxes.....................................      (8,043)     (7,312)      1,434      2,195      2,719
  Income tax provision (benefit)(c)....................        (632)        865       1,294      1,095      1,521
                                                         ----------  ----------  ----------  ---------  ---------
    Income (loss) before extraordinary item and
      cumulative effect of change in accounting
      principle........................................      (7,411)     (8,177)        140      1,100      1,198
  Extraordinary item, net(e)...........................      --           1,265      --            790        889
  Cumulative effect of change in accounting
    principle(c).......................................      --          --          --             85     --
                                                         ----------  ----------  ----------  ---------  ---------
  Net income (loss)....................................  $   (7,411) $   (9,442) $      140  $     225  $     309
                                                         ----------  ----------  ----------  ---------  ---------
  Net income (loss) per common share...................  $    (0.72) $    (0.88) $    (0.04) $   (0.02) $    0.02
                                                         ----------  ----------  ----------  ---------  ---------
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital......................................  $    7,315  $   21,370  $   13,747  $  11,049  $   7,109
  Total assets.........................................     148,057     152,227     129,315    110,820     50,896
  Total debt...........................................     121,943     117,913      91,912     77,467     38,140
  Redeemable warrants(f)...............................       5,675       4,560       3,665      3,055      2,600
  Total shareholders' equity (deficit).................     (13,049)     (3,801)      6,694      5,393      2,597
CASH FLOW DATA:
  Net cash provided by operating activities............      14,744      18,795       8,422      9,351      6,768
  Net cash used in investing activities................     (20,841)    (31,271)    (24,648)   (38,418)    (9,119)
  Net cash provided by financing activities............       1,566      19,511      14,785     30,099      3,538
OPERATING AND OTHER DATA:
  Closure unit volume (in millions)....................      10,800       9,606       8,476      4,893      3,980
  Closure unit volume growth(g)........................        12.4%       13.3%       73.2%      22.9%       5.8%
  EBITDA(h)............................................  $   24,463  $   27,783  $   23,588  $  14,728  $  12,883
  Depreciation and amortization(i).....................      15,600      15,961      12,789      8,357      6,845
  Capital expenditures.................................      23,101      27,194      11,302      6,159      9,564
  Ratio of earnings to fixed charges(j)................      --          --             1.2x       1.2x       1.3x

------------------------

(FOOTNOTES ON FOLLOWING PAGE)

------------------------

(a) Includes ten months of operations before the Nepco acquisition on June 30, 1994 and two months of operations after the acquisition.

(b) Includes amortization of patents, goodwill and covenants not to compete.

(c) The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes" in the fiscal year ended August 31, 1994 and SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," in the fiscal year ended August 31, 1996.

(d) Other expenses in fiscal 1994 includes write-off of financing costs in connection with a debt offering commenced but not completed and other expenses, net.

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

(h) EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, write-off of intangible assets, restructuring costs, depreciation of property, plant and equipment, interest expense, net, amortization of intangible assets and non-recurring legal expenses associated with the Company's litigation with Scholle Corporation through October 2, 1995. The non-recurring legal expenses associated with the Scholle Corporation litigation were $882,000, $277,000, and $275,000 for the fiscal years ended August 31, 1995, 1994, and 1993, respectively. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, net income, cash flow or other measure of performance in accordance with generally accepted accounting principles. EBITDA data is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA as computed by the Company may not be comparable to similarly titled performance measurements of other companies.

(i) Includes amortization of debt financing costs.

(j) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income (loss) before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense, amortization of debt financing costs and the portion of lease expense which management believes is representative of the interest component of lease expense. The ratio of earnings to fixed charges for the years ended August 31, 1997 and 1996 resulted in a deficiency of $8,043,000 and $9,422,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Portola Packaging, Inc. is a major designer, manufacturer and marketer of tamper evident plastic closures and related equipment used for packaging applications in dairy, bottled water, fruit juice, sports drinks and other non-carbonated beverage products. The Company was acquired in 1986 through a leveraged acquisition led by Jack L. Watts, the Company's current Chairman of the Board and Chief Executive Officer. Since the acquisition, management has focused its efforts on four principal areas: (i) continuing growth by converting new customers to its plastic closures, (ii) developing new products and improving existing products, (iii) achieving productivity improvements in its manufacturing and material handling operations and (iv) seeking strategic acquisitions including the acquisition of Northern Engineering & Plastics Corp. ("Nepco") and certain companies in Canada and the United Kingdom.

    On June 30, 1994, the Company acquired Nepco for a purchase price of $43.7 million. This acquisition has been accounted for as a purchase, and the results of Nepco's operations have been consolidated with those of the Company commencing July 1, 1994. On June 16, 1995, the Company consummated the Western Canadian Acquisition in which the Company purchased for $13.6 million the 50% interest it had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers. These three companies were amalgamated in connection with the closing of the acquisition and the combined entity now operates under the name "Portola Packaging Canada Ltd." The Western Canadian Acquisition has been accounted for as a purchase, and the results of the western Canadian operations have been consolidated with those of the Company commencing June 16, 1995. On September 1, 1995, the Company acquired, for approximately $1.5 million, the remaining 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as "Portola Packaging Limited." The U.K. Acquisition has been accounted for as a purchase, and the results of the U.K. operations have been consolidated with those of the Company commencing September 1, 1995. On September 1, 1996, the Company consummated the Eastern Canadian Acquisition in which the Company purchased for $2.1 million all of the capital stock of Rapid Plast J-P. Inc. Rapid Plast was amalgamated with the wholly-owned subsidiary formed by the Company to make the acquisition and was renamed "Portola Packaging Ltd." The Eastern Canadian Acquisition has been accounted for as a purchase, and the results of the eastern Canadian operations have been consolidated with those of the Company commencing September 1, 1996.

    In April 1997, the Company's U.K. and eastern Canadian subsidiaries were converted to "restricted subsidiary" status to allow greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing the senior notes issued by the Company in October 1995 and under the terms of the Company's senior credit facility.

RESULTS OF OPERATIONS

    FISCAL YEAR ENDED AUGUST 31, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31,
     1996

    Sales increased $11.0 million, or 6.9%, from $159.5 million for fiscal 1996 to $170.4 million for fiscal 1997. Of the increase, $6.2 million was attributable to increased sales volume from the Canadian operations and $7 million was attributable to increased sales volume from the U.K. operations. Sales from domestic closure operations remained relatively constant while equipment sales decreased by $2.4 million. The majority of the increase in sales, $7.6 million, was due to increases in closures sales volumes, consisting principally of $4.2 million in increased sales of small closures, $1.9 million in increases in sales of fitments and $1.5 million in increases in sales of 5-gallon and widemouth closures. These sales increases were primarily the result of increased unit sales, and price increases were not a factor.

    Gross profit decreased $6.7 million, or 16.1%, to $35.1 million for fiscal 1997, as compared to $41.9 million for fiscal 1996. Gross profit as a percentage of sales decreased from 26.3% for fiscal 1996 to 20.6% in fiscal 1997. The margin decrease was due to the mix of sales, with a higher sales volume in units coming from the Canadian and U.K. operations, all of which have experienced relatively low margins. The Company anticipates sales from its Canadian and U.K. operations to continue to comprise a larger percentage of its total sales than has been the case in the past and in the near-term the margins from these operations are anticipated to remain relatively low, although the Company expects that over time the margins from these operations will improve. U.K. margins will improve as the U.K. subsidiary begins to manufacture products in its own production facility as opposed to relying on subcontractors. Canadian margins will increase with planned increased volume and better pricing with these subsidiaries' largest customers. The gross margin in the equipment business was down as compared with the same period last year. In addition, the margins in the domestic closure business were down slightly from fiscal 1997 to fiscal 1996. Direct materials remained constant at approximately 41% of sales and labor and overhead costs have increased year on year. The Company has taken measures to improve productivity and quality in its core business, and in December 1996 began implementing a restructuring plan which consolidated its separate Closure, Packaging and Manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and the closure of its Bettendorf, Iowa facility in July 1997. The Company recorded a restructuring charge of $2.4 million and wrote off goodwill of $1.7 million in connection with this restructuring plan in fiscal 1997.

    Selling, general and administrative expense decreased $2.3 million, or 10.4%, to $19.7 million for fiscal 1997, as compared to $22.0 million for fiscal 1996, and decreased as a percentage of sales from 13.8% for fiscal 1996 to 11.6% for fiscal 1997. These decreases were primarily due to the decrease in bonus payments from fiscal 1996 to fiscal 1997 as well as a reduction in staff positions as a result of the restructuring that occurred during fiscal 1997.

    Research and development expenses increased slightly, to $2.4 million for fiscal 1997, as compared to $2.2 million for fiscal 1996, and has remained relatively constant as a percentage of sales at 1.4% in both years. The absolute increase in research and development expenses was due primarily to increased staffing to address expanded new product development opportunities and increased expenditures for patent expenses.

    Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill and covenants not to compete) decreased $1.9 million, or 36.2%, to $3.3 million for fiscal 1997, as compared to $5.2 million for fiscal 1996. The decrease was primarily due to a decrease in patent amortization due to the write-down of patent costs in fiscal 1996.

    In February 1997, the Company wrote off goodwill of $1.7 million in connection with the closure of its Portland, Oregon plant.

    Total restructuring charges of $2.4 million were recorded in fiscal 1997. In February 1997, the Company recorded a restructuring charge of $1.1 million primarily for employee severance payments in connection with the closure of its Portland, Oregon plant in February 1997 in accordance with its restructuring plan. In addition, the Company recorded a restructuring charge of $1.3 million in connection with the closure of its Bettendorf, Iowa facility in July 1997.

    Income from operations increased $336,000, or 6.5%, to $5.5 million for fiscal 1997, as compared to $5.2 million for fiscal 1996, and stayed relatively flat as a percentage of sales at 3.2% for both fiscal 1996 and fiscal 1997. These changes were due to the factors summarized above.

    Interest income decreased $655,000 to $587,000 for fiscal 1997 from $1.2 million in fiscal 1996. This decline was primarily due to lower levels of invested cash in fiscal 1997 as compared to fiscal 1996. Higher levels of cash were available for investment during fiscal 1996 due to completion of the $110 million senior notes financing in early October 1995.

    Interest expense increased $295,000 to $13.4 million in fiscal 1997 as compared to $13.1 million for the same period in fiscal 1996. These increases were primarily due to a higher level of debt in fiscal 1997 due to the issuance of $110 million of 10.75% senior notes due on October 2, 1995, and to a lesser extent to borrowings under the Company's line of credit.

    Amortization of debt financing costs increased $67,000 to $559,000 in fiscal 1997 as compared to $492,000 for the same period in fiscal 1996. Debt financing costs are primarily attributable to the

$110 million senior notes issued in October 1995 and, to a lesser extent, debt financing incurred in western Canada.

    Income (loss) before extraordinary item improved to a $7.4 million loss in fiscal 1997 compared to an $8.2 million loss in fiscal 1996. Net loss improved to a $7.4 million loss in fiscal 1997 as compared to a $9.4 million loss in fiscal 1996.

    An extraordinary item of $1.3 million, net of taxes, was recorded during fiscal 1996, as loan fees and other costs expensed in connection with an early extinguishment of debt resulting from the $110 million senior notes issue in October 1995.

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

    Income (loss) before extraordinary item decreased to a loss of $8.2 million in fiscal 1996 compared to income of $140,000 in fiscal 1995. Net income (loss) decreased to a loss of $9.4 million in fiscal 1996 as compared to income of $140,000 in fiscal 1995. In October 1995, the Company refinanced its debt to provide additional capacity for growth, resulting in an extraordinary charge of $1.3 million, net of taxes, relating to loan fees and other costs relating to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily upon cash from operations and borrowings from financial institutions and sales of common stock, to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. On October 2, 1995, the Company completed its offering of a $110 million senior notes offering (the "Notes") that mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeeds of the Notes offering were approximately $106 million, of which $83 million was used to retire the Company's debt then outstanding under its senior term loans, revolving facility and senior subordinated notes. Subsequent to the closing of the Notes offering, $7.2 million was used to purchase the Company's San Jose facilities, $11 million was used to purchase machinery and equipment, $3 million was used to collateralize a loan made by a bank to the Company's 50% joint venture in Mexico, and $2 million was used for working capital needs. At August 31, 1997, the Company had cash and cash equivalents of $3.2 million, a decrease of $4.6 million from August 31, 1996.

    Cash provided by operations totaled $14.7 million in fiscal 1997, a $4.1 million decrease from $18.8 million in fiscal 1996. Working capital decreased $14.1 million in fiscal 1997 to $7.3 million, as compared to $21.4 million in fiscal 1996, primarily as a result of increases in the current portion of long term debt and accrued liabilities, and decreases in inventories and cash.

    Capital expenditures were $23.1 million in fiscal 1997 compared to $27.2 million in fiscal 1996, which in fiscal 1996 included $7.2 million related to the purchase of the Company's San Jose facilities. The Company anticipates that capital expenditure levels for fiscal 1998 will be approximately $12 million to $16 million. In addition, the Company is subject to certain future obligations regarding noncompete and bonus arrangements as a result of certain acquisitions. At August 31, 1997 the present value of the covenants not to compete under the Nepco and Western Canadian Acquisitions were $1.6 million and $0.7 million, respectively.

    In March 1997, the Company was advised that the prospectus used by an affiliate of the Company in connection with secondary market sales of approximately $14 million of the Company's Notes did not contain current financial information about the Company. The Notes sold during this period by the Company's affiliate may be subject to rescission, which may result in liability for the Company for any loss incurred in connection with a rescission. No liability has been accrued in the financial statements as of August 31, 1997 in connection with this matter since the Company has not made a determination that it is probable that a loss on rescission will be incurred by the Company. The Company believes that its cash resources, including its borrowings under its line of credit, are adequate to cover any such loss without materially affecting the normal conduct of its business.

    In September 1996 the Company completed the acquisition of Rapid Plast J-P. Inc., a Canadian federal company headquartered in Montreal, Quebec, for a total purchase price of approximately $2.1 million. Rapid Plast was amalgamated with the wholly-owned subsidiary formed by the Company to make the acquisition and was renamed Portola Packaging Ltd. ("Portola Canada Ltd."). Portola Canada Ltd. is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. This transaction has been accounted for as a purchase and therefore the results of operations subsequent to the acquisition are consolidated with the Company.

    Until fiscal 1996, the Company had been the defendant in litigation with Scholle Corporation ("Scholle") related to alleged patent infringement on five-gallon non-spill caps. On January 2, 1996, the court denied further motions and entered the jury's verdict making the Company liable for damages of $0.01 per closure unit sold. In June 1996, the Company reached a settlement agreement with Scholle, whereby Scholle granted to the Company a non-exclusive license to use certain of its patents, and the Company agreed to pay a royalty to Scholle of $0.01 per five gallon non-spill closure unit sold. The Company remained liable for damages of $0.01 per closure unit sold prior to the date of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996. Such amounts had been accrued in the Company's financial statements.

    At August 31, 1997, the Company had total indebtedness of $121.9 million. In October 1995 the Company completed its offering of the Notes and repaid all outstanding debt under its senior term loans, revolving facility and senior subordinated notes. Concurrently with the offering, the Company entered into a new five-year senior secured revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables and inventory. This credit facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets,
(vii) engage in certain transactions with affiliates and (viii) make restricted junior payments.

    At August 31, 1997 the Company had $3.2 million in cash and cash equivalents, as well as unused borrowing capacity of approximately $31 million under its revolving credit facility. Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal 1998.

INFLATION

    Most of the Company's closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, the Company has been able to pass on increases in resin prices directly to its customers on a timely basis. In recent years, the Company has benefited from relatively stable or declining prices for raw materials other than plastic resins.

SEASONALITY

    The Company's sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. For example, in fiscal 1997, 47% of sales occurred in the first half of the year

(September through February) while 53% of sales were generated in the second half (March through August). The effect of seasonality on income from operations is usually somewhat more pronounced in the second half of the fiscal year.

INCOME TAXES

    Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill arising from the Nepco and other acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." SFAS 128 is effective for quarterly periods ending after December 15, 1997. SFAS 128 requires presentation and calculation of a simplified earnings per share and that prior periods be restated to conform to that revised presentation and calculation.

    In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure." SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements SFAS 129 is effective for the Company's fiscal year 1999.

    In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1999.

    In June 1997 the Financial Accounting Standards board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1999.

    The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                         PAGE IN FORM
                                                                                                             10-K
                                                                                                        ---------------
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.....................................................................            21
Consolidated Balance Sheets as of August 31, 1997 and 1996............................................            22
Consolidated Statements of Operations for the Years Ended August 31, 1997, 1996, and 1995.............            23
Consolidated Statements of Cash Flows for the Years Ended August 31, 1997, 1996, and 1995.............            24
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended August 31, 1997, 1996,
  and 1995............................................................................................            25
Notes to Consolidated Financial Statements............................................................            27

                                        INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts.........................................................            63

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES:

    We have audited the accompanying consolidated balance sheets of Portola Packaging, Inc. and Subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portola Packaging, Inc. and Subsidiaries as of August 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

    As discussed in Note 3 to the consolidated financial statements, in fiscal 1996 the Company adopted a newly established standard for the impairment of long-lived assets.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
November 19, 1997

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    AUGUST 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents..................................................................  $   3,242  $   7,797
  Investments................................................................................        841        710
  Accounts receivable, net of allowance for doubtful accounts of $1,170 and $813,
    respectively.............................................................................     23,339     23,835
  Inventories................................................................................      9,918     11,650
  Other current assets.......................................................................      1,644      2,061
  Deferred income taxes......................................................................      1,032      1,307
                                                                                               ---------  ---------
    Total current assets.....................................................................     40,016     47,360
Notes receivable from employees..............................................................        139        256
Property, plant and equipment, net...........................................................     79,779     69,773
Goodwill, net of accumulated amortization of $3,451 and $2,697, respectively.................     15,044     17,564
Patents, net of accumulated amortization of $4,512 and $11,923, respectively.................      2,024      2,235
Covenants not to compete, net of accumulated amortization of $4,179 and $2,996,
  respectively...............................................................................      2,183      3,699
Debt financing costs, net of accumulated amortization of $881 and $413, respectively.........      3,433      3,853
Other assets.................................................................................      5,439      7,487
                                                                                               ---------  ---------
    Total assets.............................................................................  $ 148,057  $ 152,227
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                  LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK AND OTHER SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt..........................................................  $   6,784  $   1,805
  Accounts payable...........................................................................      9,908     10,029
  Accrued liabilities........................................................................      8,870      6,046
  Accrued compensation.......................................................................      2,161      3,111
  Accrued interest...........................................................................      4,978      4,999
                                                                                               ---------  ---------
    Total current liabilities................................................................     32,701     25,990
Long-term debt, less current portion.........................................................    115,159    116,108
Other long term obligations..................................................................      1,543      2,303
Deferred income taxes........................................................................      6,028      7,067
                                                                                               ---------  ---------
    Total liabilities........................................................................    155,431    151,468
                                                                                               ---------  ---------
Commitments and contingencies (Note 9)
Redeemable warrants to purchase Class A common stock.........................................      5,675      4,560
                                                                                               ---------  ---------
Common stock and other shareholders' deficit:
  Class A convertible common stock of $.001 par value:
    Authorized: 5,203 shares in 1997 and 1996; Issued and outstanding: 2,135 shares in 1997
     and 1996................................................................................          2          2
  Class B, Series 1, common stock of $.001 par value:
    Authorized: 17,715 shares in 1997 and 1996; Issued and outstanding: 8,481 shares in 1997
     and 8,507 shares in 1996................................................................          8          9
  Class B, Series 2, convertible common stock of $.001 par value:
    Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in 1997 and 1996..........          1          1
Additional paid-in capital...................................................................      8,661      9,280
Notes receivable from shareholders...........................................................       (440)      (425)
Cumulative foreign currency translation adjustments..........................................       (173)        (8)
Net unrealized loss on marketable securities.................................................        (92)      (170)
Accumulated deficit..........................................................................    (21,016)   (12,490)
                                                                                               ---------  ---------
    Total common stock and other shareholders' deficit.......................................    (13,049)    (3,801)
                                                                                               ---------  ---------
    Total liabilities, redeemable warrants, common stock and other shareholders' deficit.....  $ 148,057  $ 152,227
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED AUGUST 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Sales........................................................................  $  170,443  $  159,462  $  124,650
Cost of sales................................................................     135,318     117,592      91,972
                                                                               ----------  ----------  ----------
  Gross profit...............................................................      35,125      41,870      32,678
                                                                               ----------  ----------  ----------
Selling, general and administrative..........................................      19,745      22,035      16,649
Research and development.....................................................       2,428       2,156       1,682
Amortization of intangibles..................................................       3,322       5,207       3,724
Write-off of intangibles.....................................................       1,720       7,292
Restructuring costs..........................................................       2,394
                                                                               ----------  ----------  ----------
                                                                                   29,609      36,690      22,055
                                                                               ----------  ----------  ----------
  Income from operations.....................................................       5,516       5,180      10,623
                                                                               ----------  ----------  ----------
Other (income) expense:
  Interest income............................................................        (587)     (1,242)       (175)
  Interest expense...........................................................      13,379      13,084       8,658
  Amortization of financing costs............................................         559         492         447
  Other expense, net.........................................................         208         158         259
                                                                               ----------  ----------  ----------
                                                                                   13,559      12,492       9,189
                                                                               ----------  ----------  ----------
  Income (loss) before extraordinary item and income taxes...................      (8,043)     (7,312)      1,434
Income tax provision (benefit)...............................................        (632)        865       1,294
                                                                               ----------  ----------  ----------
  Income (loss) before extraordinary item....................................      (7,411)     (8,177)        140
Extraordinary item-loss on extinguishment of debt, net of income tax benefit
  of $845 (Note 7)...........................................................                   1,265
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $   (7,411) $   (9,442) $      140
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net loss attributable to common shareholders.................................  $   (8,526) $  (10,337) $     (470)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Number of shares used in computing per share amounts.........................      11,766      11,800      11,393
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Loss per common share:
  Loss before extraordinary item.............................................  $    (0.72) $    (0.77) $    (0.04)
Net loss.....................................................................  $    (0.72) $    (0.88) $    (0.04)

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED AUGUST 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)...........................................................  $   (7,411) $   (9,442) $      140
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................      15,600      15,961      12,789
    Write-off of intangibles..................................................       1,720       7,292
    Extraordinary loss on extinguishment of debt..............................                   1,781
    Deferred income taxes.....................................................        (764)         19        (707)
    Loss on property and equipment dispositions...............................          88         171         147
    Provision for doubtful accounts...........................................         823         450         892
    Provision for excess and obsolete inventories.............................          32          26          78
    Provision for restructuring...............................................         541
    Changes in working capital:
      Accounts receivable.....................................................         267      (3,425)     (4,425)
      Inventories.............................................................       1,956      (1,810)       (862)
      Other current assets....................................................         477         451        (269)
      Accounts payable........................................................        (508)      1,653        (585)
      Accrued liabilities.....................................................       1,944       1,465       1,137
      Accrued interest........................................................         (21)      4,203          87
                                                                                ----------  ----------  ----------
      Net cash provided by operating activities...............................      14,744      18,795       8,422
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Additions to property, plant and equipment..................................     (23,101)    (27,194)    (11,302)
  Proceeds from sale of property, plant and equipment.........................       2,500         646         162
  Payments for Canadian acquisition net of cash acquired of $232..............                             (11,506)
  Payment for UK acquisition..................................................                  (1,463)
  Payment for Rapid Plast acquisition.........................................      (2,138)
  Proceeds from short term investments........................................                   1,000
  Payment for short term investments..........................................                    (994)
  Issuance of notes receivable................................................                                (237)
  Repayment of notes receivable...............................................         117         262
  Increase (decrease) in other assets.........................................       1,781      (3,528)     (1,765)
                                                                                ----------  ----------  ----------
    Net cash used in investing activities.....................................     (20,841)    (31,271)    (24,648)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Borrowings under debt arrangements..........................................      15,322     115,212      29,284
  Repayments of debt arrangements.............................................     (11,727)    (89,922)    (15,208)
  Payment of loan fees........................................................         (47)     (4,189)
  Sales of common stock.......................................................         319          75       1,855
  Repayment of notes receivable from shareholders.............................                                  15
  Increase in notes receivable from shareholders..............................         (15)        (63)        (91)
  Payments on covenants not to compete........................................      (1,347)     (1,602)     (1,070)
  Repurchase of common stock..................................................        (939)
                                                                                ----------  ----------  ----------
    Net cash provided by financing activities.................................       1,566      19,511      14,785
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash.......................................         (24)         (1)        (15)
                                                                                ----------  ----------  ----------
  Increase (decrease) in cash and cash equivalents............................      (4,555)      7,034      (1,456)
Cash and cash equivalents at beginning of period..............................       7,797         763       2,219
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of period....................................  $    3,242  $    7,797  $      763
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     CLASS B
                                                                                   --------------------------------------------
                                                                  CLASS A                 SERIES 1               SERIES 2
                                                           ----------------------  ----------------------  --------------------
                                                             SHARES      AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                                           -----------  ---------  -----------  ---------  ---------  ---------
Balance, August 31, 1994.................................                               8,679   $       8      2,571  $       3
  Exercise of stock options..............................                                  96           1
  Increase in notes receivable from shareholders.........
  Issuance of Class B common stock at $4.00 per share,
    net of issuance costs of $23.........................                                 450
  Increase in value of stock purchase warrants...........
  Foreign currency translation adjustment................
  Net income.............................................
                                                                -----   ---------       -----   ---------  ---------  ---------
Balance, August 31, 1995.................................                               9,225           9      2,571          3
  Conversion of Class B shares to Class A................       2,135   $       2        (735)                (1,400)        (2)
  Issuance of Class B Common stock at $4.50 per share....                                  15
  Exercise of stock options..............................                                   2
  Increase in value of stock purchase warrants...........
  Increase in notes receivable from shareholders.........
  Net unrealized loss on marketable securities...........
  Net loss...............................................
                                                                -----   ---------       -----   ---------  ---------  ---------
Balance, August 31, 1996.................................       2,135           2       8,507           9      1,171          1
  Repurchases of common stock............................                                (178)         (1)
  Exercise of stock options..............................                                 152
  Net loss...............................................
  Increase in value of stock purchase warrants...........
  Increase in notes receivable from shareholders.........
  Change in net unrealized loss on marketable
    securities...........................................
  Cumulative translation adjustment......................
                                                                -----   ---------       -----   ---------  ---------  ---------
Balance, August 31, 1997.................................       2,135   $       2       8,481   $       8      1,171  $       1
                                                                -----   ---------       -----   ---------  ---------  ---------
                                                                -----   ---------       -----   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                         TOTAL COMMON
               NOTES AND     CUMULATIVE     UNREALIZED                    STOCK AND
                 OTHER         FOREIGN        HOLDING                       OTHER
ADDITIONAL    RECEIVABLE      CURRENCY       LOSSES ON                  SHAREHOLDERS'
  PAID-IN        FROM        TRANSLATION    MARKETABLE    ACCUMULATED       EQUITY
  CAPITAL    SHAREHOLDERS    ADJUSTMENTS    SECURITIES      DEFICIT       (DEFICIT)
-----------  -------------  -------------  -------------  ------------  --------------
 $   7,351     $    (286)                                  $   (1,683)    $    5,393
        78                                                                        79
                     (76)                                                        (76)
     1,776                                                                     1,776
                                                                 (610)          (610)
                              $      (8)                                          (8)
                                                                  140            140
-----------        -----          -----          -----    ------------  --------------
     9,205          (362)            (8)                       (2,153)         6,694
        67                                                                        67
         8                                                                         8
                                                                 (895)          (895)
                     (63)                                                        (63)
                                             $    (170)                         (170)
                                                               (9,442)        (9,442)
-----------        -----          -----          -----    ------------  --------------
     9,280          (425)            (8)          (170)       (12,490)        (3,801)
      (938)                                                                     (939)
       319                                                                       319
                                                               (7,411)        (7,411)
                                                               (1,115)        (1,115)
                     (15)                                                        (15)
                                                    78                            78
                                   (165)                                        (165)
-----------        -----          -----          -----    ------------  --------------
 $   8,661     $    (440)     $    (173)     $     (92)    $  (21,016)    ($  13,049)
-----------        -----          -----          -----    ------------  --------------
-----------        -----          -----          -----    ------------  --------------

                       PORTOLA PACKAGING AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

    Portola Packaging, Inc. and Subsidiaries (the "Company") designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, institutional foods and other non-carbonated beverage products. The Company has production facilities in the United States, Canada, United Kingdom and Mexico (through a joint venture).

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

INVESTMENTS:

    Investments as of August 31, 1997 and 1996 consisted of equity securities in one company. Investments are generally considered to be available-for-sale and therefore are carried at fair market value. Unrealized holding gains and losses on such securities, when material, are reported net of related taxes as a separate component of common stock and other shareholders' deficit. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific cost identification method.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives, which range from three to thirty-five years. Leasehold improvements are amortized on a straight-line basis over their useful lives or the lease term, whichever is shorter (generally five to ten years). When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

JOINT VENTURE:

    The Company maintains a joint venture and license arrangement in Mexico. This investment, which is included in other assets, is accounted for by the equity method. The Company's share of income (loss) from the joint venture is reflected in operations and is not material.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

INTANGIBLE ASSETS:

    Patents and covenants not-to-compete are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally five to thirteen years). Goodwill recorded in connection with acquisitions of Nepco, Portola Packaging Canada Ltd. and Portola Packaging Limited (Note 2) is amortized on a straight-line basis over 15, 25 and 5 years, respectively.

DEBT FINANCING COSTS:

    Debt financing costs are amortized using the interest method over the term of the related loans.

RESEARCH AND DEVELOPMENT EXPENDITURES:

    Research and development expenditures are charged to operations as incurred.

INCOME TAXES:

    The Company accounts for income taxes under the liability method which requires deferred taxes be computed on an asset and liability method and adjusted when new tax laws or rates are enacted. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

    The majority of the Company's products are molded from various plastic resins which comprise a significant portion of the Company's cost of sales. These resins are subject to substantial price fluctuations resulting from shortages in supply, changes in prices in petrochemical products and other factors. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers would have a material adverse impact on the Company.

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

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

FOREIGN CURRENCY TRANSLATION:

    The Company's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders' equity (deficit). Net gains and losses arising from foreign currency transactions were not material for any periods presented.

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARES:

    Earnings (loss) per common share and common equivalent share is computed by dividing income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Except as discussed below, the number of common shares is increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares is reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options and warrants; these purchases are assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeds the exercise price of the options and warrants.

    Since the Company's warrants include a put provision, Emerging Issues Task Force (EITF) Consensus 88-9 requires computation of earnings (loss) per share using the lower of the amount computed assuming conversion, as described above, or the amount computed assuming exercise of the put option feature of the warrants. Earnings (loss) per share computed using the put option feature is the more dilutive of the calculations in fiscal 1997, 1996 and 1995. The accretion of the warrants of $1,115, $895 and $610 for fiscal 1997, 1996 and 1995 respectively, is deducted from earnings to derive earnings (loss) per share.

CARRYING VALUE OF LONG-LIVED ASSETS:

    Long-lived assets, including goodwill related to those assets and goodwill unrelated to specific assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." SFAS 128 is effective for quarterly periods ending after December 15, 1997. SFAS 128 requires presentation and calculation of a simplified earnings per share and that prior periods be restated to conform to that revised presentation and calculation.

    In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure." SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. SFAS 129 is effective for the Company's fiscal year 1999.

    In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1999.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    In June 1997, the Financial Accounting Standards board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1999.

    The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the long term debt approximates fair value.

RECLASSIFICATIONS:

    Certain prior year balances have been reclassified to conform with the current year financial statement presentation. These reclassifications had no effect on net income (loss) or total assets.

2.  ACQUISITIONS:

    On September 1, 1996, the Company completed the acquisition of Rapid Plast J-P Inc., a Canadian federal corporation, for a purchase price of $2,138. Rapid Plast was amalgamated with the company formed to acquire the capital stock of Rapid Plast, and now operates under the name Portola Packaging Ltd. Portola Packaging Ltd. is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. This transaction has been accounted for as a purchase and therefore the results of operations subsequent to the acquisition are consolidated with the Company.

    Portola Packaging Ltd. is being operated as a "restricted subsidiary" pursuant to the terms of the Indenture pertaining to the Senior Notes issued in October 1995.

    Consideration for the acquisition was allocated as follows:

Total consideration paid..........................   $     2,138
Fair value of assets acquired.....................         1,584
                                                     -----------
Goodwill..........................................   $       554
                                                     -----------
                                                     -----------

    On September 1, 1995, the Company completed the acquisition of the 50% interest it had not previously owed in Cap Snap (UK) Ltd., now known as Portola Packaging Limited ("Portola Packaging (UK)") for a purchase price of approximately $1,500. Portola Packaging (UK) is a United Kingdom corporation engaged in manufacturing and distributing small closures in the United Kingdom. The transaction has been accounted for as a purchase and results of operations subsequent to the acquisition date have been consolidated with the Company.

    Portola Packaging (UK) is being operated as a "restricted subsidiary" pursuant to the terms of the Indenture pertaining to the Senior Notes issued in October 1995.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Consideration for the acquisition was allocated as follows:

Total consideration paid............................................  $   1,463
Fair value of assets acquired.......................................      1,294
                                                                      ---------
Goodwill............................................................  $     169
                                                                      ---------
                                                                      ---------

    Effective June 16, 1995, the Company completed the acquisition of Alberta Plastic Industries, Ltd., B.C. Plastic Industries, Ltd., the remaining 50% interest of the Company's joint venture, Canada Cap Snap Corporation, and certain production equipment of Allwest Industries Incorporation. The acquired companies and assets operate in Canada as Portola Packaging Canada Ltd.

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

    Consideration for the acquisition was allocated as follows:

Total consideration paid...........................................  $  11,738
Fair value of net assets acquired..................................      5,464
                                                                     ---------
Goodwill...........................................................  $   6,274
                                                                     ---------
                                                                     ---------

3.   WRITE-OFF OF INTANGIBLES:

    In the fourth quarter of fiscal 1996, the Company elected early adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the Financial Accounting Standards Board in March 1995. SFAS 121 requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    This statement requires impairment losses to be recognized for assets that do not have realizable carrying values, and requires valuation of impairments at the lowest level of identifiable cash flows. Previously, the Company evaluated long-lived assets on a divisional or group basis using undiscounted cash flows.

    Due to changes in market conditions in certain markets and manufacturing facilities in 1996, the Company evaluated portions of its goodwill recorded in connection with its previous acquisitions and recorded impairment losses of $421 and $2,332, related to goodwill recorded in the acquisition of Nepco and Portola Packaging Canada, Ltd., respectively.

    As a result of the adoption of SFAS 121, the Company undertook a detailed study of its patents and began to evaluate cash flows on an individual product family basis for impairment. Previously, patents were evaluated on a group basis for impairment. This change in methodology was implemented to be consistent with SFAS 121's requirement to evaluate cash flows from intangibles at the lowest identifiable level and

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

resulted in a writedown of $4,539 in fiscal 1996. The fair value of the patents was estimated using discounted cash flows.

    The effect of adopting SFAS 121 on the financial statements was an increase in fiscal 1996 expenses of $7,292. Consistent with the provisions of SFAS 121, the additional expense related to adoption is included in fiscal 1996 results of operations. This writedown had no effect on cash flows from operations or cash available for debt service.

    In 1997, the Company also recorded a write-off of $1,720 of goodwill related to its Portland, Oregon facility, which was closed in February 1997.

    SFAS 121 requires on going evaluations of impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is at least reasonably possible that future impairments could occur, and those impairments could create a material effect on the financial position and results of operations of the Company.

4.  RESTRUCTURING:

    The Company has taken measures to improve productivity and quality in its core business, and in December 1996 began implementing a restructuring plan which consolidates its separate Closure, Packaging, and Manufacturing divisions. This restructuring plan includes a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and its Bettendorf, Iowa plant in July 1997. The Company recorded a restructuring charge of approximately $2,394, which consists primarily of employee severance and loss on property, plant and equipment, in fiscal 1997 in connection with this restructuring plan.

5.  INVENTORIES:

                                                                                AUGUST 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Raw materials............................................................  $   5,251  $   6,023
Work in process..........................................................        442        858
Finished goods...........................................................      4,225      4,769
                                                                           ---------  ---------
                                                                           $   9,918  $  11,650
                                                                           ---------  ---------
                                                                           ---------  ---------

6.  PROPERTY, PLANT AND EQUIPMENT:

                                                                              AUGUST 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Building and land.....................................................  $   21,403  $   19,865
Machinery and equipment...............................................     100,739      81,126
Leasehold improvements................................................       3,713       3,132
                                                                        ----------  ----------
                                                                           125,855     104,123
Less accumulated depreciation and amortization........................     (46,076)    (34,350)
                                                                        ----------  ----------
                                                                        $   79,779  $   69,773
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation charged to operations was $11,784, $10,261 and $8,619 for the years ended August 31, 1997, 1996 and 1995 respectively.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  DEBT:

CURRENT PORTION OF LONG-TERM DEBT:

                                                                                  AUGUST 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Senior Revolver............................................................  $   4,358  $
United Kingdom Term Loan Note..............................................        400
Development Note...........................................................                    16
Canadian Term Loan Note....................................................      1,802      1,460
Canadian Revolver Loan Note................................................                   233
Capital Lease Obligations..................................................        224         96
                                                                             ---------  ---------
                                                                             $   6,784  $   1,805
                                                                             ---------  ---------
                                                                             ---------  ---------

LONG-TERM DEBT:

                                                                              AUGUST 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Senior Notes..........................................................  $  110,000  $  110,000
Canadian Revolver Loan Note...........................................         233
United Kingdom Term Loan Note.........................................         654
Canadian Term Loan Note...............................................       3,963       5,840
Development Note......................................................                      74
Capital Lease Obligations.............................................         309         194
                                                                        ----------  ----------
                                                                        $  115,159  $  116,108
                                                                        ----------  ----------
                                                                        ----------  ----------

SENIOR NOTES:

    On October 2, 1995 the Company completed an offering of $110 million of Senior Notes that mature on October 1, 2005 and bear interest at 10.75%. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. The Senior Notes contain covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and
(ix) declare or pay dividends.

SENIOR REVOLVING CREDIT FACILITY:

    Concurrently with the offering of Senior Notes, the Company entered into a five-year senior revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, property, plant and equipment, which serve as collateral for the line. The credit facility, which expires September 30, 2000, contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness,
(ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

engage in other fundamental changes, engage in certain sales of assets, (vii) engage in certain transactions with affiliates (viii) make restricted junior payments and (ix) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount and the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate or the LIBOR loan rate. The interest rate on the facility based on the Bank Prime Loan rate was 9.75% at August 31, 1997. During fiscal 1997, the Company was out of compliance with certain financial covenants relating to maintenance of a ratio of indebtedness to EBITDA. The Company has received a waiver for these incidents of non-compliance.

UNITED KINGDOM TERM NOTE:

    The Company entered into a term loan agreement in connection with a joint venture closure development project. The first principal payment is due on November 29, 1997 in the amount of $400. Annual payments of $327 are due in 1998 and 1999. This term note bears interest at 9%.

CANADIAN TERM LOAN NOTE:

    Principal payments for the term note are due quarterly beginning on November 30, 1995 in the amount of $183, then increasing every fifth quarter to $365, $456, $502 and $502 with the final payment on August 31, 2000. Interest is payable monthly based on the Canadian prime rate loan and/or Bankers Acceptances. At August 31, 1997 and 1996, the interest rate was 7.0% and 7.5% respectively. The Company is out of compliance with certain financial covenants. The Company is out of compliance with certain financial covenants. The Company has received a waiver for these incidents of noncompliance and an amendment to the credit agreement that has changed the formulas for determining compliance in the future.

CANADIAN REVOLVER LOAN NOTE:

    The revolving credit facility is maintained to finance working capital requirements. The facility provides for borrowings based on eligible accounts receivable and inventories up to the commitment amount of $3,600. The principal is payable upon demand. Interest is payable monthly based on the Canadian prime rate overdraft and/or Bankers Acceptances. At August 31, 1997 and 1996, the interest rate was 6.0% and 8.75% respectively. The Company is out of compliance with certain financial covenants. The Company has received a waiver for these incidents of noncompliance and an amendment to the credit agreement that has changed the formulas for determining compliance in the future.

CAPITAL LEASE OBLIGATIONS:

    The Company acquired certain machinery and office equipment under noncancelable capital leases. The balance sheet includes the following items held under capital lease obligations:

                                                                                     AUGUST 31,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------
Equipment.....................................................................  $     663  $     346
Less accumulated amortization.................................................       (144)       (62)
                                                                                ---------  ---------
                                                                                $     519  $     284
                                                                                ---------  ---------
                                                                                ---------  ---------

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

EXTRAORDINARY ITEMS:

    In connection with the Company's early extinguishment of debt in fiscal 1996, certain costs, consisting primarily of loan fees of approximately $2,110 were written-off. These transactions have been reported as an extraordinary item in the statement of operations, net of an income tax benefit of approximately $845.

AGGREGATE MATURITIES OF LONG-TERM DEBT:

    The aggregate maturities of long-term debt as of August 31, 1997 are as follows:

FISCAL YEARS                                                                          TOTAL
----------------------------------------------------------------------------------  ----------
1998..............................................................................  $    6,784
1999..............................................................................       2,733
2000..............................................................................       2,402
2001..............................................................................          24
2002..............................................................................
Thereafter........................................................................     110,000
                                                                                    ----------
                                                                                    $  121,943
                                                                                    ----------
                                                                                    ----------

8.  OTHER LONG-TERM OBLIGATIONS:

    The Company has incurred certain liabilities in connection with agreements entered into, which include provisions for guaranteed bonuses and covenants not-to-compete, and development grants as follows:

                                                                                AUGUST 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Covenants under the acquisition of Nepco.................................  $   1,634  $   2,358
Covenants under the purchase of Portola Packaging Canada, Ltd............        660      1,283
United Kingdom Development Grant.........................................        693
                                                                           ---------  ---------
Total obligations........................................................      2,987      3,641
Less current portion (included in accrued liabilities)...................     (1,444)    (1,338)
                                                                           ---------  ---------
                                                                           $   1,543  $   2,303
                                                                           ---------  ---------
                                                                           ---------  ---------

9.  COMMITMENTS AND CONTINGENCIES:

    The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities' leases, the Company is responsible for common area maintenance expenses which include taxes, insurance, repairs and other operating costs.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    At August 31, 1997 future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

FISCAL YEARS ENDED AUGUST 31,
-----------------------------------------------------------------------------------
1998...............................................................................  $   1,086
1999...............................................................................      1,128
2000...............................................................................      1,223
2001...............................................................................      1,139
2002...............................................................................        725
Thereafter.........................................................................      7,213
                                                                                     ---------
                                                                                     $  12,514
                                                                                     ---------
                                                                                     ---------

    Base rent expense for the years ended August 31, 1997, 1996 and 1995 totaled $1,860, $1,793 and $1,381, respectively, of which $0, $291 and $720 was paid to Three Sisters Ranch Enterprises (Note 15) for the years ended August 31, 1997, 1996 and 1995, respectively.

    The Company is engaged in patent litigation with various other parties who are seeking to have the court declare certain patents owned by the Company invalid. The Company believes its patents are valid, and intends to vigorously contest these actions. In some of these cases the Company has a claim against it for alleged violations of the antitrust laws.

    The Company is also a party to a number of other lawsuits and claims arising out of the normal course of business. The total claimed damages, in the cases in which damages are specified, total approximately $1,500. The Company believes it has meritorious defenses, intends to contest these claims vigorously, and may have insurance to cover potential losses. Management does not believe the final disposition of these matters will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

    In March 1997, the Company was advised that the prospectus used by an affiliate of the Company in connection with secondary market sales of approximately $14 million of the Company's Senior Notes did not contain current financial information about the Company. The Senior Notes sold during this period by the Company's affiliate may be subject to rescission, which may result in liability for the Company for any loss incurred in connection with a rescission. No liability has been accrued in the financial statements as of August 31, 1997 in connection with this matter since the Company has not made a determination that it is probable that a loss on rescission will be incurred by the Company. The Company believes that its cash resources, including its borrowings under its line of credit, are adequate to cover any such loss without materially affecting the normal conduct of its business.

10.  REDEEMABLE WARRANTS:

    The Company has outstanding two warrants to purchase an aggregate of 2,493 shares of its Class A common stock which are held by certain of the Company's shareholders and senior lenders. A warrant to purchase 2,053 shares of common stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain antidilution provisions. After June 30, 1999, if the Company has not completed an initial public offering of its common stock, the warrant holder may require the Company to purchase the warrant at a price equal to the higher of the current fair value per share of the Company's common stock or an amount computed under an earnings formula in the warrant agreement. The purchase obligation may be suspended under certain circumstances including restrictions on such payments as specified in the senior credit agreements. After December 31, 2001, the Company has

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company's common stock or an amount computed under an earnings formula in the warrant agreement. The earnings formula is based on income before interest, taxes and debt outstanding to calculate an estimated value per share. For fiscal years ended August 31, 1997, 1996 and 1995 the accretion was determined using the fair market value of the common stock.

    A second warrant to purchase 440 shares of Class A common stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2004. After August 1, 2001, if the Company has not completed an initial public offering of its common stock, the holder may require the Company to purchase its warrant at a price equal to the higher of the current fair value price per share of the Company's common stock or the net book value price per share of the Company's common stock or the net book value per share as computed under a valuation formula set for in the warrant. The purchase obligation may be suspended under certain circumstances including restriction on such payments as specified in the Company's senior credit agreements. On or after August 1, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company's common stock or the net book value per share. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate an estimated value per share. For fiscal years ended August 31, 1997, 1996 and 1995, the accretion was determined using the fair value of the common stock.

    Generally accepted accounting principles require that an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant be accreted over the period of the warrant. At August 31, 1997, the estimated redemption value of the warrants exceeds their carrying value. The difference is being charged to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. Charges to accumulated deficit related to the warrants amounted to $1,115, $895 and $610 during the years ended August 31, 1997, 1996 and 1995, respectively.

11.  SHAREHOLDERS' DEFICIT:

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

    The Company is required to reserve shares of Class B, Series 1 common stock for the conversion of Class A common stock and Class B, Series 2 common stock into Class B, Series 1 common stock.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

DIRECTORS' AGREEMENTS:

    The Company entered into Directors' Agreements dated September 1989 and amended in January 1990 and August 1991, with certain directors who are also shareholders of the Company. The agreements provided that the Company is to pay up to $22 per year to each individual for serving as a director, and granted each director the right to purchase up to 22 shares per year of Class B, Series 1 common stock at $1.00 per share through fiscal 1992. In October 1990, the Company entered into a Director's Agreement with another director, who is also a shareholder of the Company. The agreement provided that the Company pay up to $22 per year for services as a director. In January 1996, the Company began paying an additional $4 per year to directors who serve as members and alternates of committees. The Board of Directors currently has two committees, the audit committee and the compensation committee. In May 1996, the Company entered into a Director's Agreement with another director, who is also a shareholder of the Company. During the years ended August 31, 1997, 1996 and 1995, the Company paid $230, $96 and $64, respectively, in director fees and related expenses.

STOCK OPTION PLAN:

    The Company has reserved 2,866 and 2,000 shares of Class B, Series 1 common stock for issuance under the Company's 1988 and 1994 stock option plans, respectively. Under both plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company's stock at the date of grant for non-qualified options and not less than 100% of the fair market value of the Company's stock at the date of grant for incentive options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1997 and 1996:

                                                                             1997       1996
                                                                           ---------  ---------

    -   Risk-free Interest Rate..........................................    6.13%      6.12%

    -   Expected Life....................................................   5 years    5 years

    -   Volatility.......................................................     n/a        n/a

    -   Dividend Yield...................................................     --         --

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Aggregate option and warrant activity is as follows:

                                                                 OPTIONS OUTSTANDING
                                                   -----------------------------------------------
                                                    AVAILABLE      NUMBER OF     WEIGHTED AVERAGE
                                                    FOR GRANT       SHARES        EXERCISE PRICE
                                                   -----------  ---------------  -----------------
Balances, August 31, 1994........................          95          1,247         $    1.30
  Reservation of shares..........................       1,000
  Granted........................................        (370)           370         $    3.94
  Exercised......................................                        (96)        $    0.81
  Canceled.......................................           9             (9)        $    4.00
                                                        -----          -----
Balances, August 31, 1995........................         734          1,512         $    1.96
  Granted........................................        (622)           622         $    4.60
  Exercised......................................                         (2)        $    4.00
  Canceled.......................................          48            (48)        $    4.31
                                                        -----          -----
Balances, August 31, 1996........................         160          2,084         $    2.69
  Reservation of shares..........................       1,000
  Granted........................................        (242)           242         $    4.87
  Exercised......................................                       (152)        $    2.10
  Canceled.......................................         360           (360)        $    3.94
                                                        -----          -----
Balances, August 31, 1997........................       1,278          1,814         $    2.78
                                                        -----          -----
                                                        -----          -----

    At August 31, 1997 and August 31, 1996, vested options to purchase approximately 1,141 and 1,124 shares respectively were unexercised. The weighted average fair value per share of those options granted in 1997 and 1996 was $3.62 and $3.42, respectively.

    The following table summarizes information about fixed stock options outstanding at August 31, 1997:

              OPTIONS OUTSTANDING                    OPTIONS
-----------------------------------------------
                                 WEIGHTED          EXERCISABLE
                                 AVERAGE          --------------
                                 REMAINING WEIGHTED       WEIGHTED
                                 CONTRACTUAL AVERAGE      AVERAGE
 RANGE OF EXERCISE     NUMBER    LIFE    EXERCISE NUMBER  EXERCISE
       PRICES          OUTSTANDING (YEARS) PRICE  EXERCISABLE PRICE
--------------------   -------   -----   ------   -----   ------
$0.61 - $1.75            816     1.30    $0.98    816     $0.98
$2.50 - $3.75            180     5.82     2.85    141      2.75
$4.00 - $5.25            818     8.67     4.58    184      4.35

    The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 1997 and 1996

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

                                                                            1997        1996
                                                                          ---------  ----------
Net loss attributable to common shareholders--as reported...............  $  (8,526) $  (10,337)
Net loss attributable to common shareholders--proforma..................  $  (8,676) $  (10,382)
Net loss per share attributable to common shareholders--as reported.....  $   (0.72) $    (0.88)
Net loss per share attributable to common shareholders-- proforma.......  $   (0.74) $    (0.88)

    These results are not likely to be representative of the effects on reported net income (loss) for future years.

12.  EMPLOYEE BENEFIT PLANS:

    The Company maintains a defined contribution plan which covers all full time employees of the Company who are age twenty one or older, have completed one year of service and are not covered by a collective bargaining agreement. Profit Sharing Contributions are at the discretion of the Board of Directors and amounted to $203, $661 and $493, for the year ended August 31, 1997, 1996 and 1995, respectively. Administrative expense in connection with the Plan amounted to $16, $47 and $23, for the years ended August 31, 1997, 1996 and 1995, respectively.

    The Board of Directors approved an Employee Stock Purchase Plan (the ESPP) under which 750,000 shares of Class B common stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25,000 in any calendar year. The participant's purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period. The Plan, once approved by the shareholders, shall continue until terminated by the Board, until all of the shares reserved for issuance under the Plan have been issued or until January 1, 2007, whichever shall first occur.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  INCOME TAXES:

    Income tax provision (benefit), excluding extraordinary items, for the three years ended August 31, 1997 consists of the following:

                                                                                AUGUST 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Current:
  Federal...........................................................  $     118  $     747  $   1,677
  State.............................................................         14        187        300
  Foreign...........................................................     --             26        (29)
                                                                      ---------  ---------  ---------
                                                                            132        960      1,948
                                                                      ---------  ---------  ---------
Deferred:
  Federal...........................................................       (522)      (392)      (605)
  State.............................................................       (242)       260        (86)
  Foreign...........................................................     --             37         37
                                                                      ---------  ---------  ---------
                                                                           (764)       (95)      (654)
                                                                      ---------  ---------  ---------
                                                                      $    (632) $     865  $   1,294
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

                                                                       YEAR ENDED AUGUST 31,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Federal statutory rate (benefit)................................      (34.0)%     (34.0)%      34.0%
State taxes.....................................................       (5.2)      (5.1)      14.9
Nondeductible amortization and depreciation.....................       13.3       46.2       26.0
Nondeductible permanent items...................................        0.9        0.7        7.0
Foreign losses without tax benefit..............................       12.2
Other...........................................................        4.9        4.0        8.3
                                                                  ---------  ---------        ---
Effective income tax rate.......................................       (7.9)%      11.8%      90.2%
                                                                  ---------  ---------        ---
                                                                  ---------  ---------        ---

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The components of the net deferred tax liabilities are as follows:

                                                                                  AUGUST 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Deferred tax assets:
  Federal credits..........................................................  $     309  $     404
  State tax credits........................................................        578          7
  Accounts receivable......................................................        417        317
  Intangible assets........................................................        710        574
  Other liabilities........................................................        615        990
                                                                             ---------  ---------
    Total assets...........................................................      2,629      2,292
                                                                             ---------  ---------
                                                                             ---------  ---------
Deferred tax liabilities:
  Property, plant and equipment............................................      7,550      7,977
  Foreign taxes, net.......................................................         75         75
                                                                             ---------  ---------
    Total liabilities......................................................      7,625      8,052
                                                                             ---------  ---------
  Net deferred tax liabilities.............................................  $   4,996  $   5,760
                                                                             ---------  ---------
                                                                             ---------  ---------

14.  EXPORT SALES AND GEOGRAPHICAL INFORMATION:

    Export sales from the United States to unaffiliated customers were $12,018, $17,568 and $18,658, for the years ended August 31, 1997, 1996 and 1995, respectively. Export sales are predominantly to North America, Europe, the Middle East and the Pacific Rim. During fiscal 1997, export sales to North America, South America, Europe, the Middle East and the Pacific Rim accounted for 28%, 21%, 29%, 6% and 16% of total export sales, respectively.

    Summarized data by geographic area for fiscal 1997 is as follows:

                                    UNITED
FISCAL 1997                         STATES      CANADA     EUROPE    ELIMINATIONS    TOTAL
-------------------------------  ------------  ---------  ---------  ------------  ----------
Revenues.......................   $  144,010   $  16,484  $  12,704   $   (2,755)  $  170,443
Income (loss) from
  operations...................        6,817        (992)      (309)      --            5,516
Identifiable assets............      130,600      14,887     14,126      (11,556)     148,057

15.  RELATED PARTY TRANSACTIONS:

    As of August 31, 1997 and 1996, the Company maintained $3,000 in a U.S. bank to collateralize a bank loan to the Company's 50% joint venture in Mexico.

    The Company paid $608, $618 and $333, for the years ended August 31, 1997, 1996 and 1995, respectively, to a law firm for legal services rendered. A general partner of the aforementioned firm is also a director of the Company.

    The Company paid $42 for the years ended August 31, 1997, 1996 and 1995 to a corporation for management fees. A shareholder of the aforementioned corporation is also a director and significant shareholder of the Company.

    The Company paid $37 for the year ended August 31, 1996, to an investment banking firm for fees and expenses, a director of which is a director of the Company.

                       PORTOLA PACKAGING AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The Company had debt outstanding with a financial institution of $10,000 at August 31, 1995, which was repaid by the Company in October 1995 along with a debt prepayment penalty of approximately $149. The Company paid interest of approximately $113 and $1,350 for each of years, ended August 31, 1996 and 1995, respectively. An officer of the financial institution is a director of the Company.

    The Company had amounts receivable from an officer at an interest rate of 10% which amounted to $424, $404 and $361 as of August 31, 1997, 1996 and 1995.

    The Company has amounts receivable from non-consolidated affiliated companies which amounted to $85, $358 and $736, as of August 31, 1997, 1996 and 1995, respectively.

    In fiscal year 1996, the Company purchased its San Jose facilities from Three Sisters Ranch Enterprises (Three Sisters) for $7.2 million. Certain general partners in Three Sisters are also minority shareholders in the Company (less than 5%).

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

    The Company paid $1,684 and $1,688 in income taxes during the years ended August 31, 1996 and 1995, respectively. The Company was refunded $36 of income taxes during the year ended August 31, 1997.

    The Company paid $13,084, $9,601 and $8,571 in interest during the years ended August 31, 1997, 1996 and 1995, respectively.

    During fiscal year 1997 and 1996, the Company acquired $436 and $346 respectively, of equipment under capital lease.

    During fiscal 1997, 1996 and 1995 the Company wrote off fully depreciated property, plant and equipment totaling $2,588, $3,285 and $2,561, respectively.

17.  SUBSIDIARIES:

    Under the terms of the indenture governing the Senior Notes (Note 7), the Company must designate subsidiaries as restricted or unrestricted subsidiaries. Included in the indenture are formulas required to be met prior to reclassification of a subsidiary. Unrestricted subsidiaries do not guarantee the Senior Notes and are allowed to borrow money from third parties, but there are restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Restricted subsidiaries guarantee the Senior Notes and have some restrictions on borrowing money, but there are fewer restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. The table below provides consolidating financial information.

                                                 PARENT    UNRESTRICTED RESTRICTED                     TOTAL
                                                COMPANY    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                               ----------  -----------  -----------  ------------  -------------
Statement of operations data:
  Revenue....................................  $  144,010   $  10,411    $  18,777    $   (2,755)   $   170,443
  Gross Profit...............................      31,978       1,620        1,527        --             35,125
  Operating profit (loss)....................       6,816        (459)        (841)       --              5,516
Balance sheet data:
  Cash and cash equivalents..................       2,528        (878)       1,592        --              3,242
  Current assets.............................      31,037       1,424        7,555        --             40,016
  Total Assets...............................     143,219       9,420        8,035       (11,556)       149,118
  Current Liabilities........................      15,222       5,719       12,445        --             33,386
  Total Liabilities..........................     133,191       9,766       14,186        --            157,143

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The current directors and executive officers of the Company are as follows:

                                                     YEARS WITH
NAME                                      AGE          COMPANY                              POSITION
------------------------------------      ---      ---------------  ---------------------------------------------------------
Jack L. Watts.......................          49             11     Chairman of the Board and Chief Executive Officer
Laurie D. Bassin....................          48             11     Vice President Corporate Development
Douglas L. Cullum...................          43             11     President, North American Operations
Joseph T. Mayernick.................          48              0     Vice President and Chief Financial Officer
E. Scott Merritt....................          42              2     Vice President, U.S. Operations
Themistocles G. Michos..............          65              1     Vice President and General Counsel
Rodger A. Moody.....................          44             22     Vice President, International Sales
Robert Plummer......................          38              2     President, International Division
Christopher C. Behrens..............          36              3     Director
Martin R. Imbler(2).................          49              8     Director
Jeffrey Pfeffer, Ph.D.(1)...........          51              1     Director
Timothy Tomlinson(1)(2).............          47             11     Secretary and Director
Larry C. Williams(1)(2).............          48              8     Director

------------------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee. Mr. Tomlinson serves as an alternate member of the Audit Committee.

    Mr. Watts has been Chairman of the Board and Chief Executive Officer of the Company since January 1986. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.

    Ms. Bassin has been Vice President Corporate Development of the Company since February 1993. From August 1986 to February 1993, she was Director of Marketing of the Company. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

    Mr. Cullum has been President, North American Operations since March 1997. From April 1996 to March 1997 he was President Packaging Division of the Company. He was Vice President Manufacturing Technology of the Company from November 1994 to April 1996. He joined the Company in 1986 and became Vice President Operations of the Cap Snap Division in April 1987.

    Mr. Mayernick, the Vice President and Chief Financial Officer of the Company, has been with the Company since August 1997. From December 1992 to August 1997 he was Vice President and Chief Financial Officer of Paramount Packaging an international manufacturer of flexible packaging. From 1986 to 1992 Mr. Mayernick was employed by Hanson PLC, most recently as Vice President, Finance for that Company's Housewares Group.

    Mr. Merritt has been Vice President, U.S. Operations since July 1997. He was Vice President of Manufacturing Technology from April 1996 to July 1997. He was President and General Manager Fitment Equipment from February 1995 until April 1996. From August 1992 to February 1995, he was an Advisor, General Assembly for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota. From 1978 to August 1992, he was employed by General Motors of Canada, Ltd., where he held various positions, most recently as Manufacturing Superintendent Components Plant.

    Mr. Michos has been Vice President and General Counsel since November 1996. Prior to that time, he was a partner in the law firm of Collette & Erickson LLP.

    Mr. Moody has been Vice President, International Sales since January of 1997. He was Managing Director International Division of the Company from October 1994 to January 1997. He has been with the Company since 1975 and has worked in a variety of functional areas, including production, administration, marketing/sales, equipment and general management.

    Mr. Plummer has been President of the International Division since July 1997. He was President Dispensing Closure Products and U.S. Closure Manufacturing Division from August 1996 to July 1997. From May 1994 to April 1996, he was Vice President and General Manager Equipment Division of the Company. In addition, he assumed responsibilities as President Nepco Division in September 1995, a position he held through August 1996. From May 1989 to May 1994 he was employed by General Motors Corporation; as an Assembly Advisor for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota from February 1993 to May 1994 and as Product Manager of the Harrison Division of General Motors Corporation, which produces automotive engine cooling and heating, ventilating, and air conditioning systems, from May 1989 to February 1993.

    Mr. Behrens has been a director of the Company since June 1994. He has been an officer of The Chase Manhattan Bank, N.A. since 1986 and an officer of Chase Capital Partners (the private equity affiliate of Chase Manhattan Corp.) since 1990. Mr. Behrens is a director of The Pantry, Inc., Details, Inc. and numerous private companies.

    Mr. Imbler has been a director of the Company since March 1989. He has been President, Chief Executive Officer and a director of Berry Plastics Corporation ("Berry"), a manufacturer of plastic packaging, since January 1991. He has also served as a director of BPC Holding Corporation, an entity affiliated with Berry, since 1991.

    Dr. Pfeffer has been a director of the Company since May 1996. He has been a professor in the Graduate School of Business at Stanford University since 1979, except for the 1981-1982 academic year, when he served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at the Harvard Business School, and currently holds the Thomas D. Dee Professor of Organizational Behavior chair.

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

    Each director listed above was elected at the Company's Annual Meeting of Shareholders held in January 1997 and will serve until his successor has been elected and qualified or until his earlier resignation or removal.

COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, no persons are presently required to file reports with the Commission pursuant to Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended August 31, 1997, 1996 and 1995 by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during fiscal 1997 (together, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                            COMPENSATION AWARDS
                                                ANNUAL COMPENSATION         --------------------  SECURITIES
                                         ---------------------------------      OTHER ANNUAL      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR     SALARY(1)    BONUS(2)     COMPENSATION(3)       OPTIONS     COMPENSATION(4)
---------------------------------------  ---------  ----------  ----------  --------------------  -----------  -----------------
Jack L. Watts .........................       1997  $  294,820  $   86,418       $   41,800           --           $   2,850
  Chairman of the Board and                   1996     269,348      37,500           50,493          100,000           3,600
  Chief Executive Officer                     1995     232,280      62,502           50,251           --               3,015

Douglas L. Cullum .....................       1997     166,347      35,000           --               50,000           2,850
  President, North American Operations        1996     149,093       7,500           --               20,000           3,600
                                              1995     143,042       9,940           --               --               3,015

Robert Plummer ........................       1997     159,581      10,000           --               --               3,550
  President, International Division           1996     152,137       8,750           --               10,500           3,600
                                              1995     133,850      13,900           28,721           54,000           2,260

E. Scott Merritt(5) ...................       1997     143,077      20,000           --               --               2,850
  Vice President, U.S. Operations             1996     154,631      11,650           --               20,000           1,500
                                              1995      97,719      --               28,578           40,000             100

Rodger A. Moody .......................       1997     134,038      20,000           --               --               4,250
  Vice President, International               1996     124,269      39,940           --               --               1,500
  Sales                                       1995     120,099      16,640           --               --                 100

------------------------

(1) Includes $7,200 and $14,400 in housing allowance with respect to Mr. Merritt for the fiscal years 1996 and 1995, respectively.

(2) With respect to each fiscal year, bonuses paid each year are for services rendered in the prior fiscal year.

(3) Includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI Management Inc., a corporation of which Mr. Watts is the sole shareholder and employee. Also includes automobile and gas allowances with respect to Mr. Watts for fiscal 1995 and 1994. Includes relocation payments with respect to Mr. Plummer for fiscal 1995 and Mr. Merritt for fiscal 1995.

(4) Represents a Company profit-sharing contribution of up to $2,100 for fiscal 1997, 1996 and 1995, respectively, and a Company 401(k) matching contribution of up to $1,500 for fiscal 1997 and 1996, and 1% of salary for fiscal 1995, depending on the employee's contribution to the plan.

(5) Mr. Merritt joined the Company in February 1995.

    The following table sets forth information concerning individual grants of stock options made during fiscal year 1997 to the Named Officers.

                          OPTION GRANTS IN FISCAL 1997

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                              NUMBER OF                                                         ANNUAL RATES OF STOCK
                             SECURITIES                                                         PRICE APPRECIATION FOR
                             UNDERLYING     % OF TOTAL OPTIONS      EXERCISE OR                      OPTION TERM
                               OPTIONS    GRANTED TO EMPLOYEES IN   BASE PRICE     EXPIRATION   ----------------------
NAME                         GRANTED(1)       FISCAL YEAR(2)         ($/SH)(3)        DATE        5%($)     10%($)(4)
---------------------------  -----------  -----------------------  -------------  ------------  ----------  ----------
Douglas L. Cullum..........      50,000               20.7%          $    5.25      07/16/2007  $  165,085  $  418,357

------------------------

(1) The options were granted under the Company's 1994 Stock Option Plan. The options become exercisable for 20% of the shares on the first anniversary of the date of grant and the balance vests 5% for each calendar quarter of the individual's employment thereafter. The individual identified in the table received incentive stock options.

(2) No options were granted to non-employee directors during fiscal 1997 under the Company's 1994 Stock Option Plan.

(3) The exercise price on the date of grant was equal to 100% of the fair market value as determined by the Board of Directors on the date of grant.

(4) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

    The following table sets forth certain information regarding option exercises during fiscal year 1997 and the number of shares covered by both exercisable and unexercisable stock options as of August 31, 1997 for each of the Named Officers.

  AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-
                                                              UNDERLYING UNEXERCISED       THE-MONEY OPTIONS AT
                                      SHARES                OPTIONS AT AUGUST 31, 1997      AUGUST 31, 1997(1)
                                    ACQUIRED ON    VALUE    --------------------------  --------------------------
NAME                                 EXERCISE    REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------  -----------  ---------  -----------  -------------  -----------  -------------
Jack L. Watts.....................      --          --          20,000        80,000     $   6,000    $    24,000
Douglas L. Cullum.................      --          --          59,000        66,000       258,200         12,000
E. Scott Merritt..................      --          --          18,000        42,000        22,500         42,500
Roger A. Moody....................      --          --          40,000        --           185,600        --
Robert Plummer....................      --          --          49,700        54,800       100,075         85,300

------------------------

(1) The value of an "in-the-money" option represents the difference between the estimated fair market value of the underlying securities at August 31, 1997 of $5.25 per share, as determined by the Company's Board of Directors, minus the exercise price of the option.

DIRECTOR COMPENSATION

    Each of Dr. Pfeffer and Messrs. Imbler, Tomlinson and Williams receives as compensation for his services as a director $2,500 per quarter, and up to $12,000 annually for attendance at Board meetings, and is reimbursed for his reasonable expenses in attending Board meetings. None of the other Board members is compensated as such. Each of Messrs. Imbler and Williams receives an annual retainer for his services as a member of the Audit Committee of the Board in the amount of $4,000 paid on a quarterly basis. Mr. Tomlinson receives an annual retainer for his services as an alternate member of the Audit Committee of $4,000 paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000 paid on a quarterly basis.

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

    Certain of the stock option agreements entered into pursuant to the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a "change of control," as defined in such stock option agreements. In this regard, certain options granted to Dr. Pfeffer and each of Messrs. Imbler, Tomlinson, Watts and Williams in fiscal years prior to fiscal 1997 provide for acceleration of vesting upon a change of control of the Company.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND
  INSIDER PARTICIPATION IN COMPENSATION DECISIONS

    The members of the Compensation Committee of the Company's Board of Directors are Jeffrey Pfeffer, Ph.D., Timothy Tomlinson and Larry C. Williams. Mr. Tomlinson is also the Company's Secretary.

    For a description of transactions between the Company and members of the Compensation Committee and entities affiliated with such members, please see "Certain Relationships and Related Transactions" under Item 13 of this report on Form 10-K and Note 15 to the consolidated financial statements included under
Item 8 of this report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to beneficial ownership of each class of the Company's voting securities as of November 13, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. The Company's equity securities are privately-held and no class of voting securities of the Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

                                                                                       AMOUNT AND NATURE
                                                                                         OF BENEFICIAL     PERCENT OF
TITLE OF CLASS(1)                                NAME AND ADDRESS OF BENEFICIAL OWNER     OWNERSHIP(2)      CLASS(2)
-----------------------------------------------  ------------------------------------  ------------------  -----------
Class B Common Stock, Series 1.................  Jack L. Watts(3)                            3,817,783           39.7%
Class B Common Stock, Series 1.................  Christopher C. Behrens(4)                   1,552,333           16.1%
Class B Common Stock, Series 1.................  Chase Manhattan Capital
                                                  Corporation(5)                             1,552,333           16.1%
Class B Common Stock, Series 2.................  Christopher C. Behrens(4)                     815,715            8.5%
Class B Common Stock, Series 2.................  Chase Manhattan Capital
                                                  Corporation(5)                               815,715            8.5%
Class B Common Stock, Series 1.................  Gary L. Barry(6)                              607,965            6.3%
Class B Common Stock, Series 1.................  Timothy Tomlinson(7)                          245,984            2.6%
Class B Common Stock, Series 1.................  Roger A. Moody (8)                            106,650            1.1%
Class B Common Stock, Series 1.................  Douglas L. Cullum(9)                           75,000          *
Class B Common Stock, Series 1.................  Larry C. Williams(10)                          68,871          *
Class B Common Stock, Series 1.................  Robert Plummer(11)                             67,625          *
Class B Common Stock, Series 1.................  E. Scott Merritt(12)                           29,000          *
Class B Common Stock, Series 1.................  Jeffrey Pfeffer, Ph.D.(13)                     27,500          *
Class B Common Stock, Series 1.................  Martin R. Imbler(14)                           22,500          *
                                                                                             7,031,873          70.16%
Class B Common Stock, Series 1 and Series 2....  All executive officers and directors as a group
                                                  (13 persons)(15)

------------------------

   * Less than one percent.

 (1) The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of the Company's assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into one share of Class B Common Stock, Series 1 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10,000,000 or (ii) immediately prior to the effectiveness of a merger or consolidation in which the Company is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of November 13, 1997, there were 9,627,964 shares of Class B Common Stock issued and outstanding, consisting of 8,456,534 shares of Class B Common Stock, Series 1 and 1,171,430 shares of Class B Common Stock, Series 2. As of November 13, 1997, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. Chase Manhattan Capital Corporation holds 2,052,526 of such warrants and Heller Financial, Inc. holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10,000,000 or there is a capital reorganization or reclassification of the capital stock of the Company.

 (2) In accordance with the rules of the Securities and Exchange Commission, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are exercisable within 60 days of November 13, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percent of Class computation reflects percentage ownership of Class B Common Stock, Series 1 and Class B Common Stock, Series 2 combined.

 (3) Includes 424,474 shares held by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 52,132 shares held by trusts for the benefit of Mr. Watts' children. Mr. Watt's address is 890 Faulstich Court, San Jose, California 95112.

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

 (6) Mr. Barry's address is 640 Menlo Avenue, Suite 5, Menlo Park, California 95025.

 (7) Includes 26,000 shares held by First TZMM Investment Partnership, of which Mr. Tomlinson is a general partner, 62,500 shares held by TZM Investment Fund of which Mr. Tomlinson is a general partner, 5,000 shares held by The Allison A. Zisko 1996 Trust and 5,000 shares held by The Natalie L. Zisko 1996 Trust, the trustee of each of which is Mr. Tomlinson, 4,000 shares held by trusts for the benefit of Mr. Tomlinson's children and 122,484 shares subject to options held by TZM Investment Fund that are exercisable within 60 days of November 13, 1997. Mr. Tomlinson's address is 200 Page Mill Road, Second Floor, Palo Alto, California 94306.

 (8) Includes 40,000 shares subject to options exercisable within 60 days of November 13, 1997. Mr. Moody's address is 890 Faulstich Court, San Jose, CA 95112.

 (9) Includes 60,000 shares subject to options exercisable within 60 days of November 13, 1997. Mr. Cullum's address is 890 Faulstich Court, San Jose, California 95112.

 (10) Includes 18,550 shares subject to options exercisable within 60 days of November 13, 1997. Does not include (i) 123,756 shares and (ii) 41,976 shares subject to options exercisable within 60 days of November 13, 1997, held in the individual names of four other principals of The Breckenridge

      Group, Inc. Mr. Williams' address is Resurgens Plaza, Suite 2100, 945 E. Paces Ferry Road, Atlanta, Georgia 30326.

 (11) Includes 57,625 shares subject to options exercisable within 60 days of November 13, 1997. Mr. Plummer's address is 106 Heather Glen Estates, New Castle, Pennsylvania 16105.

 (12) Includes 5,000 shares of Class B Common Stock, Series 1 held by a trust for the benefit of Mr. Merritt's family and 24,000 shares subject to options exercisable within 60 days of November 13, 1997. Mr. Merritt's address is 890 Faulstich Court, San Jose, California 95112.

 (13) Includes 2,500 shares subject to options exercisable within 60 days of November 13, 1997. Dr. Pfeffer's address is Graduate School of Business, Stanford University, Stanford, California 94305.

 (14) Includes 2,500 shares subject to options exercisable within 60 days of November 13, 1997. Mr. Imbler's address is 101 Oakley Street, Evansville, Indiana 47706.

 (15) Includes all of the shares shown as included in footnotes (3), (4), and
      (7) through (14).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LOANS TO SENIOR MANAGEMENT AND OTHER EMPLOYEES

    In January 1992, the Company loaned Jack L. Watts, Chairman of the Board and Chief Executive Officer of the Company, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and accrued interest at a rate equal to 2% above the Company's borrowing rate on its revolving credit facility. In January 1997, the Board of Directors agreed to extend until January 17, 1998 the due date of all principal and accrued interest owing to the Company and changed the interest rate to a rate equal to the Short Term Applicable Federal Rate for January, 1997 compounded annually. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. Principal plus accrued interest outstanding at August 31, 1997 was approximately $424,000. Subsequent to the end of fiscal 1997, the Board of Directors agreed to further extend until January 17, 1999, the due date of all principal and accrued interest owed to the Company by Mr. Watts under the terms of the loan.

    The Company's policy is that it will not make loans to, or enter into other transactions with, directors, officers or other affiliates unless such loans or transactions are approved by a majority of the Company's disinterested directors, may reasonably be expected to benefit the Company and, except to the extent that loans to officers of the Company have been entered into in part in recognition of the value of the officers' services to the Company, are on terms no less favorable to the Company than could be obtained in arms'-length transactions with unaffiliated third parties. From time to time, the Company has agreed to make loans to employees of the Company who are not members of senior management to enable such employees to purchase their residences. In this regard, in November 1991, the Company loaned Daniel Luch, Vice President of Research and Development, $109,000 towards the purchase of a home, and in May 1996, the Company loaned Joseph F. Jahn, formerly Vice President-Operations, $100,000 towards the purchase of a home. Mr. Jahn left the employ of the Company in connection with the restructuring plan implemented by the Company in fiscal 1997. The loan to Mr. Jahn was forgiven by the Company in September 1997, in payment of certain severance amounts payable to Mr. Jahn by the Company.

TRANSACTIONS WITH ENTITIES AFFILIATED WITH DIRECTORS

    On February 14, 1997, the Company redeemed 95,238 shares of Class B Common Stock, Series 1 held of record by LJL Cordovan Partners, L.P., an entity controlled by Jack L. Watts. The redemption price paid by the Company was $5.25 per share.

    On March 31, 1997, LJL Cordovan Partners, L.P., an entity controlled by Jack
L. Watts, transferred 10,000 shares of Class B Common Stock, Series 1 to Jeffrey Pfeffer, Ph.D., a director of the Company, at a price per share of $5.25.

    In June 1994, Chase Manhattan Capital Corporation purchased shares of Class B Common Stock, Series 1 from the Company and certain insiders of Company, and shares of Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd. ("RFNL"). In connection with these purchases, Chase Capital, RFNL and Heller Financial, Inc., the lender under a credit facility entered into with the Company, received certain demand and piggyback registration rights. In addition, Chase Capital became a participant in an earlier agreement between the Company and RFNL under which (i) the Company has the right of first offer to purchase any shares of the Company's capital stock that either shareholder proposes to sell to any nonrelated party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that the Company proposes to sell. Chase Capital is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading "Shareholders Agreements." In addition, the parties to these shareholders agreements have granted to Chase Capital certain co-sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of the Company's common stock. One of the shareholders agreements also provides that the Company is prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to its Bylaws or Certificate of Incorporation or (iii) entering into certain other significant transactions, without the approval of Chase Capital. Pursuant to that agreement, Jack L. Watts, RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of Chase Capital as a director of the Company. Mr. Behrens is Chase Capital's current nominee.

    The Company retains as its legal counsel the law firm of Tomlinson Zisko Morosoli & Maser LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 1997, the Company paid Mr. Tomlinson's law firm fees and expenses in the aggregate amount of $608,610. Mr. Tomlinson is a director of the Company, a member of the Compensation Committee and an alternate member of the Audit Committee.

SHAREHOLDERS AGREEMENTS

    A majority of the Company's shares, including shares held by Jack L. Watts and his affiliates, are subject to shareholders agreements under which the Company has a right of first refusal in the event of a proposed transfer of such shares of the Company's common stock to a transferee not related to the shareholder. In the event the Company does not exercise its right of first refusal, the other shareholders that are parties to the agreements have similar first refusal rights.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:

                                                                                                         PAGE IN FORM
                                                                                                             10-K
                                                                                                        ---------------
Report of Independent Accountants.....................................................................            21
Consolidated Balance Sheets as of August 31, 1997 and 1996............................................            22
Consolidated Statements of Operations for the Years Ended August 31, 1997, 1996 and 1995..............            23
Consolidated Statements of Cash Flows for the Years Ended August 31, 1997, 1996 and 1995..............            24
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended August 31, 1997, 1996
  and 1995............................................................................................            25
Notes to Consolidated Financial Statements............................................................            27

    (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are filed herewith and should be read in conjunction with the consolidated financial statements:

                                                                                                         PAGE IN FORM
                                                                                                             10-K
                                                                                                        ---------------
Report of Independent Accountants on Financial Statement Schedule.....................................            62
Schedule II--Valuation and Qualifying Accounts........................................................            63

    All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

    (a)(3)  EXHIBITS.

    The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
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

       4.02  Form of Stock Certificate evidencing ownership of Registrant's Class B Common Stock, Series 1(3)

      10.01  Underwriting Agreement(4)

      10.02  Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan
               Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to
               Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders
               Agreement, dated November 29,1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(2)

      10.03  Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital
               Corporation, and certain shareholders and warrant holders(2)

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.04  Stock Purchase Agreement, dated as of March 19, 1994, by and among the Registrant, Nepco, Robert Crisci and Harry Crisci(5)

      10.05  Share Purchase Agreement, dated June 16, 1995, by and among 3154823 Canada Inc. and Shareholders of B.C.
               Plastic Industries Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(6)

      10.06  Amalgamation Agreement, dated June 16, 1995, by and among 3154823 Canada Inc., B.C. Plastic Industries
               Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(7)

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

      10.08  $109,000 Non-Recourse Promissory Note, dated November 13, 1991, made by Daniel Luch and Mary Jeanne Luch in favor of the Registrant(2)

      10.09  $75,000 Non-Recourse Promissory Note, dated September 28, 1992, made by Howard R. Girbach and Beverly
               Girbach in favor of the Registrant(2)

      10.10  $250,000 Secured Promissory Note, dated January 17, 1992 made by Jack L. Watts in favor of the
               Registrant(2)

      10.11  $100,000 Non-Recourse Promissory Note, dated May 28, 1996, made by Joseph F. Jahn and Nancy L. Jahn in favor of the Registrant(8)

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

      10.15  Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees,
               Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(2)

      10.16  Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL
               Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders (2)

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

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.21  Form of Indemnification Agreement by and between the Registrant and the related director or officer
               (said form being substantially similar to the form of Indemnification Agreement utilized by the
               Registrant for certain officers and directors of the Registrant)(2)

      10.22  Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp.,
               Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and
               Heller Financial, Inc.(9)

      10.23  Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the
               Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees,
               Ltd.(9)

      10.24  Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller Financial, Inc.(1)

      10.25  Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L.
               Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity
               Investors, L.P. and SEI Associates.(1)

      10.26  Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant,
               Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P, Robert Fleming Nominees,
               Ltd., Suez Equity Investors, L.P. SEI Associates and Chase Manhattan Capital Corporation.(1)

      10.27  Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the
               Registrant , Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees,
               Ltd., Suez Equity Investors, L.P. and SEI Associates.(1)

      10.28  1988 Stock Option Plan and related documents(10)

      10.29  1994 Stock Option Plan and related documents(11)

      10.30  1996 Special Management Bonus Plan(1)

      10.31  1996 Management Bonus Plan(1)

      10.32  Description of provisions of 1996 Senior Executive Bonus Plans(1)

      10.33  Faulstich Court Property Agreement of Purchase and Sale, dated as of January 17, 1996, by and between the Registrant and Three Sisters Ranch Enterprises(12)

      10.34  Settlement Agreement, dated June 1996, by and between the Registrant and Scholle Corporation(13)

      10.35  Resignation Agreement, dated October 28, 1996, by and between the Registrant and Howard R. Girbach(8)

      10.36  Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(8)

      10.37  Form of Indemnification Agreement by and between the Registrant and the related director or officer(8)

      10.38  Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(8)

      10.39  Registrant's 1996 Employee Stock Purchase Plan, together with related documents(14)

      10.40  Registrant's Senior Executive Bonus Plan for fiscal year 1997(15)

      10.41  Registrant's Management Incentive Plan for fiscal year 1997(16)

      10.42  Registrant's Management Deferred Compensation Plan Trust Agreement(17)

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.43  Registrant's Management Deferred Compensation Plan(18)

      10.44  First Amending Agreement, dated November 26, 1997, to Credit Agreement, dated as of June 16, 1995, by and among Portola Packaging Canada Ltd., Registrant and Canadian Imperial Bank of Commerce, as Lender
               and agent

      10.45  Support Agreement, dated as of November 26, 1997, by and among Registrant, Portola Packaging Canada Ltd.
               and Canadian Imperial Bank of Commerce, as agent

      11.01  Computation of Net Income (Loss) Per Share

      12.01  Computation of Ratio of Earnings to Fixed Charges

      21.01  Subsidiaries of the Registrant

      23.01  Consent of Coopers & Lybrand L.L.P.

      24.01  Power of Attorney (included as part of the signature page to this report)

      27.01  Financial Data Schedule

------------------------

 (1) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

 (2) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (3) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

 (4) Incorporated herein by reference to exhibit 1.01 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

 (5) Incorporated herein by reference to exhibit 2.01 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (6) Incorporated herein by reference to exhibit 2.02 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (7) Incorporated herein by reference to exhibit 2.03 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (8) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

 (9) Incorporated herein by reference to the exhibit with the same number included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

 (10) Incorporated herein by reference to exhibit 4.03 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

 (11) Incorporated herein by reference to exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

 (12) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 1996, as filed with the Securities and Exchange Commission on April 15, 1996.

 (13) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.

 (14) Incorporated herein by reference to exhibit 4.05 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

 (15) Incorporated herein by reference to exhibit 10.41 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission January 13, 1997.

 (16) Incorporated herein by reference to exhibit 10.42 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

 (17) Incorporated herein by reference to exhibit 10.43 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

 (18) Incorporated herein by reference to exhibit with the same number included in Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

    (b) REPORTS ON FORM 8-K. No report on Form 8-K was filed during the last quarter of the period covered by this report.

    (c) EXHIBITS--See (a)(3) above.

    (d) FINANCIAL STATEMENT SCHEDULES--See (a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PORTOLA PACKAGING, INC.,
                                a Delaware Corporation

                                By:              /s/ JACK L. WATTS
                                     -----------------------------------------
                                                   Jack L. Watts
November 28, 1997                             CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jack L. Watts, Joseph T. Mayernick and Timothy Tomlinson, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           PRINCIPAL EXECUTIVE OFFICER:

                /s/ JACK L. WATTS
   -------------------------------------------
                  Jack L. Watts                       November 28, 1997
CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD AND
                    A DIRECTOR

         PRINCIPAL FINANCIAL OFFICER AND
          PRINCIPAL ACCOUNTING OFFICER:

             /s/ JOSEPH T. MAYERNICK
   -------------------------------------------
               Joseph T. Mayernick                    November 28, 1997
    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                    DIRECTORS:

            /s/ CHRISTOPHER C. BEHRENS
   -------------------------------------------        November 28, 1997
              Christopher C. Behrens

               /s/ MARTIN R. IMBLER
   -------------------------------------------        November 28, 1997
                 Martin R. Imbler

            /s/ JEFFREY PFEFFER, PH.D.
   -------------------------------------------        November 28, 1997
              Jeffrey Pfeffer, Ph.D.

              /s/ TIMOTHY TOMLINSON
   -------------------------------------------        November 28, 1997
                Timothy Tomlinson

              /s/ LARRY C. WILLIAMS
   -------------------------------------------        November 28, 1997
                Larry C. Williams

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Portola Packaging, Inc. and Subsidiaries:

    Our report on the consolidated financial statements of Portola Packaging, Inc. and Subsidiaries is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 63 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
November 19, 1997

                            PORTOLA PACKAGING, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            BEGINNING   ADDITIONS/                                   ENDING
ALLOWANCE FOR DOUBTFUL ACCOUNTS                              BALANCE      EXPENSE       OTHER      DEDUCTIONS(1)     BALANCE
---------------------------------------------------------  -----------  -----------  -----------  ---------------  -----------
August 31, 1995..........................................   $     389    $     892                   $     468      $     813
August 31, 1996..........................................         813          450                         446            817
August 31, 1997..........................................         817          823                         470          1,170

------------------------

(1) Write off of bad debts

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
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

       4.02  Form of Stock Certificate evidencing ownership of Registrant's Class B Common Stock, Series 1(3)

      10.01  Underwriting Agreement(4)

      10.02  Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan
               Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to
               Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders
               Agreement, dated November 29,1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(2)

      10.03  Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital
               Corporation, and certain shareholders and warrant holders(2)

      10.04  Stock Purchase Agreement, dated as of March 19, 1994, by and among the Registrant, Nepco, Robert Crisci and Harry Crisci(5)

      10.05  Share Purchase Agreement, dated June 16, 1995, by and among 3154823 Canada Inc. and Shareholders of B.C.
               Plastic Industries Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(6)

      10.06  Amalgamation Agreement, dated June 16, 1995, by and among 3154823 Canada Inc., B.C. Plastic Industries
               Ltd., Alberta Plastic Industries Ltd. and Canada Cap Snap Corporation(7)

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

      10.08  $109,000 Non-Recourse Promissory Note, dated November 13, 1991, made by Daniel Luch and Mary Jeanne Luch in favor of the Registrant(2)

      10.09  $75,000 Non-Recourse Promissory Note, dated September 28, 1992, made by Howard R. Girbach and Beverly
               Girbach in favor of the Registrant(2)

      10.10  $250,000 Secured Promissory Note, dated January 17, 1992 made by Jack L. Watts in favor of the
               Registrant(2)

      10.11  $100,000 Non-Recourse Promissory Note, dated May 28, 1996, made by Joseph F. Jahn and Nancy L. Jahn in favor of the Registrant(8)

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

      10.15  Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant,
               Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(2)

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.16  Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL
               Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders (2)

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

      10.22  Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp.,
               Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and
               Heller Financial, Inc.(9)

      10.23  Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the
               Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees,
               Ltd.(9)

      10.24  Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller Financial, Inc.(1)

      10.25  Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L.
               Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P.,
               Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates.(1)

      10.26  Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant,
               Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P, Robert Fleming Nominees,
               Ltd., Suez Equity Investors, L.P. SEI Associates and Chase Manhattan Capital Corporation.(1)

      10.27  Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the
               Registrant , Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees,
               Ltd., Suez Equity Investors, L.P. and SEI Associates.(1)

      10.28  1988 Stock Option Plan and related documents(10)

      10.29  1994 Stock Option Plan and related documents(11)

      10.30  1996 Special Management Bonus Plan(1)

      10.31  1996 Management Bonus Plan(1)

      10.32  Description of provisions of 1996 Senior Executive Bonus Plans(1)

      10.33  Faulstich Court Property Agreement of Purchase and Sale, dated as of January 17, 1996, by and between the Registrant and Three Sisters Ranch Enterprises(12)

      10.34  Settlement Agreement, dated June 1996, by and between the Registrant and Scholle Corporation(13)

      10.35  Resignation Agreement, dated October 28, 1996, by and between the Registrant and Howard R. Girbach(8)

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.36  Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(8)

      10.37  Form of Indemnification Agreement by and between the Registrant and the related director or officer(8)

      10.38  Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(8)

      10.39  Registrant's 1996 Employee Stock Purchase Plan, together with related documents(14)

      10.40  Registrant's Senior Executive Bonus Plan for fiscal year 1997(15)

      10.41  Registrant's Management Incentive Plan for fiscal year 1997(16)

      10.42  Registrant's Management Deferred Compensation Plan Trust Agreement(17)

      10.43  Registrant's Management Deferred Compensation Plan(18)

      10.44  First Amending Agreement, dated November 26, 1997, to Credit Agreement, dated as of June 16, 1995, by and among Portola Packaging Canada Ltd., Registrant and Canadian Imperial Bank of Commerce, as Lender
               and agent

      10.45  Support Agreement, dated as of November 26, 1997, by and among Registrant, Portola Packaging Canada Ltd.
               and Canadian Imperial Bank of Commerce, as agent

      11.01  Computation of Net Income (Loss) Per Share

      12.01  Computation of Ratio of Earnings to Fixed Charges

      21.01  Subsidiaries of the Registrant

      23.01  Consent of Coopers & Lybrand L.L.P.

      24.01  Power of Attorney (included as part of the signature page to this report)

      27.01  Financial Data Schedule

------------------------

 (1) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

 (2) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (3) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

 (4) Incorporated herein by reference to exhibit 1.01 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

 (5) Incorporated herein by reference to exhibit 2.01 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (6) Incorporated herein by reference to exhibit 2.02 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (7) Incorporated herein by reference to exhibit 2.03 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

 (8) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

 (9) Incorporated herein by reference to the exhibit with the same number included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

 (10) Incorporated herein by reference to exhibit 4.03 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

 (11) Incorporated herein by reference to exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

 (12) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 1996, as filed with the Securities and Exchange Commission on April 15, 1996.

 (13) Incorporated herein by reference to the exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.

 (14) Incorporated herein by reference to exhibit 4.05 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

 (15) Incorporated herein by reference to exhibit 10.41 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

 (16) Incorporated herein by reference to exhibit 10.42 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

 (17) Incorporated herein by reference to exhibit 10.43 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

 (18) Incorporated herein by reference to exhibit with the same number included in Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

    (b) REPORTS ON FORM 8-K. No report on Form 8-K was filed during the last quarter of the period covered by this report.

    (c) EXHIBITS--See (a)(3) above.

    (d) FINANCIAL STATEMENT SCHEDULES--See (a)(2) above.