Form 10-Q
period 1997-11-30
PORTOLA PACKAGING INC
filed 1998-01-14
CIK 788983

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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

11,762,956 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,627,964 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at January 5, 1998.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES


                                        INDEX


Part I - Financial Information                                         Page
------------------------------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
          November 30, 1997 and August 31, 1997. . . . . . . . . . .     3

         Consolidated Statements of Operations for
         the Three Months Ended November 30, 1997 and 1996 . . . . .     5

         Consolidated Statements of Cash Flows for
         the Three Months Ended November 30, 1997 and 1996 . . . . .     6

         Notes to Consolidated Financial Statements. . . . . . . . .     7



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .     9



Part II - Other Information
---------------------------

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . .    12


Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . .    13


Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    NOVEMBER 30,     AUGUST 31,
                                                        1997            1997
                                                        ----            ----
                                                    (UNAUDITED)

         ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $ 1,365        $ 3,242
Investments                                                  811            841
Accounts receivable, net                                  20,926         23,339
Inventories                                               10,076          9,918
Other current assets                                       2,170          1,644
Deferred income taxes                                      1,044          1,032
                                                           -----          -----
    Total current assets                                  36,392         40,016

Notes receivable from employees                              136            139
Property, plant and equipment, net                        80,302         79,779
Goodwill, net                                             14,684         15,044
Patents, net                                               1,972          2,024
Covenants not to compete,net                               1,777          2,183
Debt financing costs, net                                  3,305          3,433
Other assets                                               5,136          5,439
                                                           -----          -----


Total assets                                            $143,704       $148,057
                                                        ========        =======


                                      Continued



      The accompanying notes are an integral part of these financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                     NOVEMBER 30,     AUGUST 31,
                                                                        1997             1997
                                                                        ----             ----
                                                                     (UNAUDITED)

         LIABILITIES, REDEEMABLE WARRANTS, COMMON
         STOCK AND OTHER STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Checks written in excess of bank balances                                $1,482         $    -
Current portion of long-term debt and short-term borrowings               2,411          6,784
Accounts payable                                                          6,426          9,908
Accrued liabilities                                                      12,178         11,031
Accrued interest                                                          2,086          4,978
                                                                          -----          -----
  Total current liabilities                                              24,583         32,701

Long-term debt, less current portion                                    119,440        115,159
Other long term obligations                                               1,341          1,543
Deferred income taxes                                                     6,026          6,028
                                                                          -----          -----
    Total liabilities                                                   151,390        155,431

Commitments and contingencies (Note 4)


Redeemable warrants to purchase Class A Common Stock                      6,417         5,675

Common stock and other stockholders' deficit:
  Class A convertible common stock of $.001 par value:
   Authorized: 5,203 shares;  Issued and outstanding
    2,135 shares in both periods                                              2              2
  Class B, Series 1, common stock of $.001 par value:
   Authorized: 17,715 shares;  Issued and outstanding
   8,456 shares in November and 8,481 shares in August 1997                   8              8
  Class B, Series 2, common stock of $.001 par value:
   Authorized: 2,571 shares;  Issued and outstanding
   1,171 shares in both periods                                               1              1
Additional paid-in capital                                                8,530          8,661
Notes receivable from stockholders                                         (450)          (440)
Cumulative foreign currency translation adjustment                         (189)          (173)
Unrealized holding losses on marketable securities                         (110)           (92)
Accumulated deficit                                                     (21,895)       (21,016)
                                                                         ------         ------
      Total common stock and other stockholders' deficit                (14,103)       (13,049)
                                                                          -----          -----

      Total liabilities, redeemable warrants, common stock and
        other stockholders' deficit                                    $143,704       $148,057
                                                                        =======        =======


      The accompanying notes are an integral part of these financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     FOR THE THREE MONTHS
                                                      ENDED NOVEMBER 30,
                                                      ------------------
                                                            UNAUDITED
                                                      1997          1996
                                                      ----          ----

Sales                                               $41,976        $39,892

Cost of sales                                        33,799         32,115
                                                     ------           -----
Gross profit                                          8,177          7,777

Selling, general and administrative                   4,741          5,054
Research and development                                588            594
Amortization of intangibles                             834            755
                                                        ---          -----
                                                      6,163          6,403

Income from operations                                2,014          1,374

Other (income) expense:
  Interest income                                      (130)          (200)
  Interest expense                                    3,315          3,166
  Amortization of debt financing costs                  127            198
  Other (income) expense                               (953)          (246)
                                                        ---             --
                                                      2,359          2,918
                                                      -----          -----

Loss before income taxes                               (345)        (1,544)

Benefit from income taxes                              (207)          (618)
                                                        ----          -----


Net loss                                              ($138)         ($926)
                                                       ====           ====

Loss per common share:

Net loss per common share                            ($0.07)        ($0.10)

Number of shares used in computing per share amount  11,770         11,813


      The accompanying notes are an integral part of these financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                    (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                     1997           1996
                                                                     ----           ----
                                                                          (UNAUDITED)

Cash flows from operating activities:

  Net (loss)                                                      $  (138)       $  (926)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                   3,964          3,723
    Provision for excess and obsolete inventory                      (100)             -
    Loss(gain) on property, plant and equipment dispositions         (985)            13
    Provision for losses on doubtful accounts                         121            196

  Changes in working capital:
    Accounts receivable                                             2,342          2,279
    Inventories                                                       (68)          (822)
    Other current assets                                             (568)          (768)
    Accounts payable                                               (3,560)        (3,219)
    Accrued liabilities                                             1,069           (300)
    Accrued interest                                               (2,893)        (2,931)
                                                                   ------         ------
    Net cash used in operating activities                            (816)        (2,755)

Cash flows from investing activities:
  Additions to property, plant and equipment                       (3,758)        (6,719)
  Proceeds from sale of property, plant and equipment               1,305            259
  Payment for Rapid Plast acquisition, net of cash acquired             -         (2,134)
  Decrease in other assets                                            243          2,278
                                                                   ------         ------
    Net cash used in investing activities                          (2,210)        (6,316)

Cash flows from financing activities:
  Repurchase of common stock                                         (132)             -
  Checks written in excess of bank balances                         1,482              -
  Borrowings under debt arrangements                                   14          3,881
  Increase in notes receivable from stockholders                      (10)             -
  Payment under covenants                                            (171)          (348)
                                                                   ------         ------
    Net cash provided by financing activities                       1,183          3,533
                                                                   ------         ------
Effect of exchange rate on cash                                       (34)            25
                                                                   ------         ------
    Decrease in cash and cash equivalents                          (1,877)        (5,513)
Cash and cash equivalents at beginning of period                    3,242          7,797
                                                                   ------         ------
Cash and cash equivalents at end of period                       $  1,365      $   2,284
                                                                    =====          =====





      The accompanying notes are an integral part of these financial statements.

                       Portola Packaging, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements
                                    (Unaudited)

1.  BASIS OF PRESENTATION:

    The consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1998.

2.  COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE:

    Earnings (loss) per common share and common equivalent share is computed by dividing loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Except as discussed below, the number of common shares is increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares is reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options or warrants; these purchases are assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeds the exercise price of the options and warrants.

    Since the Company's warrants include a put provision, Emerging Issues Task Force (EITF) Consensus 88-9 requires computation of earnings (loss) per share using the lower of the amount computed assuming conversion, as described above, or the amount computed assuming exercise of the put option feature of the warrants. Earnings (loss) per share computed using the put option feature is the more dilutive of the calculations in the quarters ended November 30, 1997 and 1996. The accretion of warrants of $742,000 and $256,000 for the quarters ended November 30, 1997 and 1996, respectively, is added to the loss for the period to derive loss per share.

3.  INVENTORIES:

    Inventory balances as of November 30, 1997 and August 31, 1997 were as follows:
                                          Nov 30,         Aug 31,
                                           1997            1997
                                          ----            ----
                                       (unaudited)

    Raw materials                          $5,219         $5,251
    Work in process                           583            442
    Finished goods                          4,274          4,225
                                            -----          -----
                                          $10,076         $9,918
                                           ======          =====

4.  CONTINGENCIES:

    The Company is engaged in patent litigation with various parties who are seeking to have the court declare certain patents owned by the Company invalid. In some of these cases the Company has a claim against it for alleged violations of the antitrust laws. The Company believes its patents are valid, and intends to vigorously contest these actions. However, there can be no assurance that the Company will be successful in its defense of these matters.

    The Company is also party to a number of other lawsuits and claims arising out of the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In March 1997, the Company was advised that the prospectus used by an affiliate of the Company in connection with secondary market sales of approximately $14 million of the Company's senior notes did not contain current financial information about the Company. The senior notes sold during this period by the Company's affiliate may be subject to rescission, which may result in liability for the Company for any loss incurred in connection with the rescission. No liability has been accrued in the financial statements as of November 30, 1997 in connection with this matter since the Company has not made a determination that it is probable that a loss on rescission will be incurred by the Company. The Company believes that its cash resources, including its borrowings under its line of credit, are adequate to cover any such loss without materially affecting the normal conduct of its business.

5.   RECENT ACCOUNTING PRONOUCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share". SFAS 128 is effective for quarterly periods ending after December 15, 1997. SFAS 128 requires presentation and calculation of a simplified earnings per share and that prior periods be restated to conform to that revised presentation and calculation.

In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. SFAS 129 is effective for the Company's fiscal year 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1999.

The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.


    RESULTS OF OPERATIONS

    Sales increased $2.1 million, or 5.2%, to $42.0 million for the three months ended November 30, 1997 compared to $39.9 million for the three months ended November 30, 1996. This increase was principally attributable to increased unit sales in Canada and the United Kingdom, as these newer subsidiaries increase their operations.

    Gross profit increased $0.4 million, or 5.1%, to $8.2 million for the three months ended November 30, 1997, as compared to $7.8 million for the three months ended November 30, 1996. Gross profit as a percentage of sales remained constant at 19.5% for the three months ended November 30, 1997 and 1996. While the consolidated margin was constant, the contribution to margin in the domestic closure business was up $0.3 million for the quarter as compared with the same quarter of the prior year. Margins in international operations declined for the Canadian and UK operations, each of which has had relatively low margins due to high start up costs.

    Selling, general and administrative expense decreased $313,000, or 6.2%, to $4.7 million for the three months ended November 30, 1997, as compared to $5.1 million for the three months ended November 30, 1996, and decreased as a percentage of sales from 12.7% for the three months ended November 30, 1996 to 11.3% for the three months ended November 30, 1997. These decreases are primarily due to decreases in personnel related expenses.

    Research and development expense decreased $6,000, or 1.0%, to $588,000 for the three months ended November 30, 1997, as compared to $594,000 for the three months ended November 30, 1996, and decreased as a percentage of sales from 1.5% in the three months ended November 30, 1996 to 1.4% in the three months ended November 30, 1997.

    Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) increased $79,000, or 10.5%, to $834,000 for the three months ended November 30, 1997, as compared to $755,000 for the three months ended November 30, 1996. The increase was primarily due to an increase in technology amortization due to purchased technology in fiscal 1997.

    Interest income decreased $70,000 to $130,000 for the three months ended November 30, 1997 from $200,000 for the same period in fiscal 1996. This decline was primarily due to lower levels of invested cash in fiscal 1998 as compared to fiscal 1997.

    Interest expense increased $149,000 to $3.3 million for the three months ended November 30, 1997, as compared to $3.2 million for the three months ended November 30, 1996. This was primarily due to a higher level of borrowing in fiscal 1998.

    Amortization of debt financing costs decreased $71,000 for the three months ended November 30, 1997 to $127,000 from $198,000 for the three months ended November 30, 1996. This decrease was primarily attributable to debt financing activity in Canada.

    Other (income) expense increased to a net income of $953,000 for the three months ended November 30, 1997 from a net income of $246,000 for the three months ended November 30, 1996. This was primarily due to the gain of approximately $1.0 million on the sale of the Company's Portland, Oregon facility.

    The Company recorded a benefit from income taxes of $207,000 for the three months ended November 30, 1997 based on its pre-tax loss using an effective tax rate of 60% in anticipation of its expected tax rate for the entire fiscal year. The Company had an effective tax rate of 11.8% for fiscal 1997. Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill and other intangibles arising from the Company's acquisitions.


    LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 1997, the Company had cash and cash equivalents of $1.4 million, a decrease of $1.9 million from August 31, 1997.

    Cash used by operations totaled $0.8 million for the three months ended November 30, 1997, a $2.0 million decrease from the $2.8 million used by operations for the three months ended November 30, 1996. Inventories and other current assets used funds of $0.6 million in the three months ended November 30, 1997, compared to using funds of $1.6 million in the same period of the prior year. Accrued interest expense used funds of $2.9 million in the first quarter of fiscal 1998, and used the same amount of funds in the first quarter of fiscal 1997. Additionally, accounts payable used funds of $3.6 million in the first quarter of fiscal 1998 as compared to using funds of $3.2 million in the first quarter of fiscal 1997.

    Cash used in investing activities was $2.2 million for the three months ended November 30, 1997, as compared to $6.3 million for the three months ended November 30, 1996. This consisted primarily of additions to property and equipment.

    Cash provided by financing activities was $1.2 million for the first quarter of fiscal 1998 compared to funds provided by financing activities of $3.5 million for the first quarter of fiscal 1997.

    At November 30, 1997, the Company had $1.4 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $30.6 million was available for draw as of November 30, 1997). Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal 1998. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

RECENT ACCOUNTING PRONOUCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share". SFAS 128 is effective for quarterly periods ending after December 15, 1997. SFAS 128 requires presentation and calculation of a simplified earnings per share and that prior periods be restated to conform to that revised presentation and calculation.

In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure about an entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. SFAS 129 is effective for the Company's fiscal year 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1999.

The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed herewith or incorporated by reference herein.

Exhibit
Number          Exhibit Title
------          -------------


10.46 Letter Agreement, dated July 22, 1997, by and between Registrant and Joe Mayernick, as acknowledged and agreed to on August 15, 1997.

11.01    Computation of Net Loss per share.

27.01    Financial Data Schedule.


(b) The Company did not file any reports on Form 8-K during the three (3) month period ended November 30, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTOLA PACKAGING, INC.
                                       (Registrant)


Date:  January 13, 1998                /s/ Joseph T. Mayernick
                                       -----------------------------
                                       Joseph T. Mayernick
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)

                                    EXHIBIT INDEX

Exhibit
Number               Exhibit Title
-------              -------------

10.46 Letter Agreement, dated July 22, 1997, by and between Registrant and Joe Mayernick, as acknowledged and agreed to on August 15, 1997.

11.01    Computation of Net Loss per share.

27.01    Financial Data Schedule.