Form 10-Q
period 1998-02-28
PORTOLA PACKAGING INC
filed 1998-04-14
CIK 788983

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

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

11,776,159 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,641,167 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at March 31, 1998.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES


                                        INDEX


Part I - Financial Information
-------------------------------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         February 28, 1998 and August 31, 1997

         Consolidated Statements of Operations for the Three and Six Months Ended February 28, 1998 and 1997

         Consolidated Statements of Cash Flows for the Six Months Ended February 28, 1998 and 1997

         Notes to Consolidated Financial Statements



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Part II - Other Information
----------------------------

Item 4.  Submission of Matters to a Vote of
         Security Holders


Item 6.       Exhibits and Reports on Form 8-K


Signatures


Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                   February 28,  August 31,
                                                   1998          1997
                                                   ------------  ----------
                                                   (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $2,427      $3,242
Investments                                              1,744         841
Accounts receivable, net                                19,172      23,339
Inventories                                             10,281       9,918
Other current assets                                     1,547       1,783
Deferred income taxes                                      671       1,032
                                                   ------------  ----------
    Total current assets                                35,842      40,155

Property, plant and equipment, net                      82,513      79,779
Goodwill, net                                           14,380      15,044
Patents, net                                             1,919       2,024
Covenants not to compete, net                            1,389       2,183
Debt financing costs, net                                3,212       3,433
Other assets                                             4,657       5,439
                                                   ------------  ----------
Total assets                                          $143,912    $148,057
                                                   ============  ==========

            LIABILITIES, REDEEMABLE WARRANTS, COMMON
             STOCK AND OTHER STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt and
   short-term borrowings                                $2,515      $6,784
Accounts payable                                         5,858       9,908
Accrued liabilities                                     11,134      11,031
Accrued interest                                         5,063       4,978
                                                   ------------  ----------
  Total current liabilities                             24,570      32,701

Long-term debt, less current portion                   120,998     115,159
Other long term obligations                              1,126       1,543
Deferred income taxes                                    4,915       6,028
                                                   ------------  ----------
    Total liabilities                                  151,609     155,431

Contingencies (Note 4)

Redeemable warrants to purchase Class A
  Common Stock                                           6,895       5,675
                                                   ------------  ----------
Common stock and other stockholders' deficit:
  Class A convertible common stock of $.001
  par value:
   Authorized: 5,203 shares;  Issued and
    outstanding 2,135 shares in 1998 and 1997                2           2
  Class B, Series 1, common stock of $.001
  par value:
   Authorized: 17,715 shares;  Issued and
    outstanding 8,470 shares in February 1998
    and 8,481 shares in August 1997                          8           8
  Class B, Series 2, common stock of $.001
  par value:
   Authorized: 2,571 shares;  Issued and
    outstanding 1,171 shares in 1998 and 1997                1           1
Additional paid-in capital                               8,588       8,661
Notes receivable from stockholders                        (450)       (440)
Cumulative foreign currency translation
  adjustment                                              (210)       (173)
Unrealized holding losses on marketable
  securities                                               450         (92)
Accumulated deficit                                    (22,981)    (21,016)
                                                   ------------  ----------
      Total common stock and other
        stockholders' deficit                          (14,592)    (13,049)
                                                   ------------  ----------
      Total liabilities, redeemable
        warrants, common stock and other
        stockholders' deficit                         $143,912    $148,057
                                                   ============  ==========

                The accompanying notes are an integral part of these
                           consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                      (UNAUDITED)

                                   Three Months Ended     Six Months Ended
                                     February 28,           February 28,
                                 ---------------------  ---------------------
                                 1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
Sales                              $39,267    $40,079     $81,243    $79,971
Cost of sales                       31,348     32,974      65,147     65,089
                                 ---------- ----------  ---------- ----------
Gross profit                         7,919      7,105      16,096     14,882
                                 ---------- ----------  ---------- ----------
Selling, general and
  administrative                     4,658      4,525       9,399      9,579
Research and development               568        573       1,156      1,167
Amortization of intangibles            831        879       1,665      1,634
Write-off of intangibles               --       1,720         --       1,720
Restructuring costs                    --       1,093         --       1,093
                                 ---------- ----------  ---------- ----------
                                     6,057      8,790      12,220     15,193
                                 ---------- ----------  ---------- ----------
Income (loss) from operations        1,862     (1,685)      3,876       (311)
                                 ---------- ----------  ---------- ----------
Other (income) expense:
  Interest income                     (120)       (89)       (250)      (289)
  Interest expense                   3,389      3,373       6,704      6,539
  Amortization of debt
    financing costs                    130        115         257        313
  Other (income) expense               243        257        (710)        11
                                 ---------- ----------  ---------- ----------
                                     3,642      3,656       6,001      6,574
                                 ---------- ----------  ---------- ----------
Loss before income taxes            (1,780)    (5,341)     (2,125)    (6,885)
Benefit from income taxes           (1,173)    (1,032)     (1,380)    (1,650)
                                 ---------- ----------  ---------- ----------
Net loss                             ($607)   ($4,309)      ($745)   ($5,235)
                                 ========== ==========  ========== ==========
Basic and diluted net loss
   per common share                 ($0.05)    ($0.37)     ($0.06)    ($0.44)
                                 ========== ==========  ========== ==========
Number of shares used in
  computing per share amount        11,772     11,798      11,777     11,806
                                 ========== ==========  ========== ==========

                The accompanying notes are an integral part of these
                           consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    UNAUDITED

                                                         Six Months Ended
                                                           February 28,
                                                       ---------------------
                                                       1998       1997
                                                       ---------- ----------
Cash flows from operating activities:
  Net loss                                                 ($745)   ($5,235)
  Adjustments to reconcile net loss to net cash
      from operating activities:
    Depreciation and amortization                          7,625      7,305
    Deferred income taxes                                 (1,319)        --
    Write-off of intangibles                                  --      1,720
    Loss (gain) on property and equipment dispositions      (834)        70
    Provision for losses on accounts receivable              162        302
    Provision for excess and obsolete inventories            162        519
    Provision for restructuring                               --        279
  Changes in working capital:
    Accounts receivable                                    4,006      1,347
    Inventories                                             (525)      (292)
    Other current assets                                     236     (1,173)
    Accounts payable                                      (4,050)    (1,895)
    Accrued liabilities                                      309        (50)
    Accrued interest                                          86         79
                                                       ---------- ----------
    Net cash provided by operating activities              5,113      2,976
                                                       ---------- ----------
Cash flows used for investing activities:
  Additions to property and equipment                     (8,832)    (9,284)
  Proceeds from sale of property, plant and equipment      1,154        261
  Payment for Rapid Plast acquisition, net of
    cash acquired                                             --     (2,134)
  Decrease in other assets                                   625      1,873
                                                       ---------- ----------
    Net cash used in investing activities                 (7,053)    (9,284)
                                                       ---------- ----------
Cash flows from financing activities:
  Repayment of long-term debt obligations                 (1,470)      (783)
  Borrowings under debt arrangements                          39        222
  Borrowings under revolving line of credit                3,000      2,430
  Repayment of notes receivable from shareholder              --          7
  Increase in notes receivable from stockholders             (10)        --
  Repurchase of common stock                                (132)      (500)
  Issuance of common stock                                    59         --
  Payment under covenants                                   (417)      (537)
                                                       ---------- ----------
    Net cash from financing activities                     1,069        839
                                                       ---------- ----------
Effect of exchange rate on cash                               56         (2)
                                                       ---------- ----------
    Decrease in cash and cash equivalents                   (815)    (5,471)
Cash and cash equivalents at beginning of period           3,242      7,797
                                                       ---------- ----------
Cash and cash equivalents at end of period                $2,427     $2,326
                                                       ========== ==========

Supplemental disclosure of non-cash information:
Acquisition of property and equipment through
  long-term capital leases                                  $ --     $1,370
                                                       ========== ==========

                The accompanying notes are an integral part of these
                           consolidated financial statements.

                     Portola Packaging, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                       (in thousands, except per share data)
                                   (Unaudited)




1.   BASIS OF PRESENTATION:

     The consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year ending August 31, 1998.


2.   COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE:

     Effective for the quarter ended February 28, 1998, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and accordingly has restated EPS for prior periods from previously reported EPS. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share as their effect is antidilutive.

     The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations:


                                   Three Months Ended     Six Months Ended
                                     February 28,           February 28,
                                 ---------------------  ---------------------
                                 1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
Net loss                             ($607)   ($4,309)      ($745)   ($5,235)

Shares used in per share
  calculation                       11,772     11,798      11,777     11,806
                                 ========== ==========  ========== ==========

Basic and diluted EPS               ($0.05)    ($0.37)     ($0.06)    ($0.44)
                                 ========== ==========  ========== ==========





3.   INVENTORIES:

     Inventory balances as of February 28, 1998 and August 31, 1997 were as follows:

                                          Feb 28,        Aug 31,
                                           1998           1997
                                           ----           ----
                                               (unaudited)

     Raw materials                        $5,237          $5,251
     Work in process                         582             442
     Finished goods                        4,462           4,225
                                         -------         -------
                                         $10,281         $ 9,918


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


5.   RESTRUCTURING COSTS:

     The Company took measures to improve productivity and quality in its core business, and in fiscal 1997 implemented a restructuring plan which consolidated its separate Closure, Packaging and Manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and its Bettendorf, Iowa plant in July 1997. The Portland facility was sold in the first fiscal quarter of 1998 and the Bettendorf plant has been listed for sale. The Company recorded a restructuring charge of approximately $2.4 million primarily for payroll related charges in connection with this restructuring plan in fiscal 1997.


6.   WRITE-OFF OF INTANGIBLES:

     In connection with the Portland, Oregon plant closing discussed above, the Company wrote off $1.7 million of goodwill associated with this plant in fiscal 1997.





7.   RECENT ACCOUNTING PRONOUNCEMENTS:

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


     RESULTS OF OPERATIONS

     Sales decreased $0.8 million, or 2.0%, from $40.1 million for the three months ended February 28, 1997 to $39.3 million for the three months ended February 28, 1998, and increased $1.3 million, or 1.6%, from $80.0 million for the six months ended February 28, 1997 to $81.2 million for the six months ended February 28, 1998. Sales also decreased $2.7 million, or 6.5%, for the second fiscal quarter ended February 28, 1998 compared to sales for the first fiscal quarter ended November 30, 1997. The increase in sales for the six months ended February 28, 1998 was primarily due to increased sales from operations in the United Kingdom and Canada partially offset by decreases in domestic closures and equipment sales. The decreases in sales for the second fiscal quarter ended February 28, 1998 compared to the same quarter of the prior fiscal year and to the first quarter of the current fiscal year, were primarily due to decreases in domestic closures sales.

Gross profit increased $0.8 million, or 11.5%, to $7.9 million for the three months ended February 28, 1998, as compared to $7.1 million for the three months ended February 28, 1997, and increased $1.2 million, or 8.2%, to $16.1 million for the six months ended February 28, 1998 from $14.9 million for the
same period in fiscal 1997.   Gross profit as a percentage of sales increased
from 17.7% for the three months ended February 28, 1997 to 20.2% for the three months ended February 28, 1998, and from 18.6% for the six months ended February 28, 1997 to 19.8% for the same period in fiscal 1998. The margin increase was due primarily to improved margins in the equipment division, partially offset by lower margins in the domestic closure business which were down slightly for the three and six month periods ended February 28, 1998 as compared with the same periods of the prior year.

      Selling, general and administrative expenses increased $133,000, or 2.9%, to $4.7 million for the three months ended February 28, 1998, as compared to $4.5 million for the same period in fiscal 1997, and increased as a percentage of sales from 11.3% for the three months ended February 28, 1997 to 11.9% for the three months ended February 28, 1998. For the six months ended February 28, 1998, selling, general and administrative expenses were $9.4 million, a decrease of $0.2 million, or 1.9%, from expenses of $9.6 million for the same
period in fiscal 1997.   As a percentage of sales for the six months ended
February 28, 1998, selling, general and administrative expenses were 11.6% as compared to 12.0% for the same period in fiscal 1997. The increases for the second fiscal quarter compared to the same period of the prior year were primarily due to increased expenses for bonus accrual partially offset by decreases in personnel costs. The decreases for the six months ended February 28, 1998 compared to the prior year are primarily due to decreases in group insurance and legal fees partially offset by increases in personnel costs.

     Research and development expense decreased $5,000, or 0.9%, to $568,000 for the three months ended February 28, 1998, as compared to $573,000 for the three months ended February 28, 1997, and remained constant as a percentage of
sales at 1.4% in the three months ended February 28, 1998 and 1997.   The
decrease was primarily due to fewer expenditures for prototype costs offset by increased expenditures for patent consulting in the three months ended February 28, 1998 as compared to the same period of fiscal 1997. For the six months ended February 28, 1998, research and development expense was $1.2 million, a decrease of $11,000, or 0.9%, from $1.2 million for the same period in fiscal
1997.   As a percentage of sales, research and development expense was 1.4% for the six months ended February 28, 1998, as compared to 1.5% for the same period in fiscal 1997. The absolute decrease in research and development expense was due primarily to decreased personnel costs.

     Amortization of intangibles (consisting of amortization of patents, technology, goodwill and covenants not to compete) decreased $48,000, or 5.5 %, to $831,000 for the three months ended February 28, 1998, as compared to $879,000 for the three months ended February 28, 1997, and increased $31,000, or 1.9%, to $1.7 million for the six months ended February 28, 1998 as compared to $1.6 million for the same period in fiscal 1997. The increase was primarily due to an increase in technology amortization due to purchased technology in fiscal 1997.

     In the second fiscal quarter of 1997 the Company wrote off goodwill of $1.7 million in connection with the closure of its Portland, Oregon plant in February 1997.

     The Company recorded a restructuring charge of $1.1 million primarily for employee severance payments in connection with the closure of its Portland, Oregon plant in the fiscal quarter ended February 28, 1997 in connection with the restructuring plan implemented by the Company in December 1996. In March 1997, the Company announced further restructuring plans which included the closure of its Bettendorf, Iowa plant in July 1997.

     Interest income increased $31,000 to $120,000 for the three months ended February 28, 1998 from $89,000 for the same period in fiscal 1997, and decreased $39,000 to $250,000 for the six months ended February 28, 1997 as compared to $289,000 for the same period in fiscal 1997. These increases and decreases are primarily due to fluctuations in the levels of invested cash in fiscal 1998 as compared to fiscal 1997.

     Interest expense increased $16,000 to $3.4 million for the three months ended February 28, 1998, as compared to $3.4 million for the three months ended February 28, 1997, and increased $165,000 to $6.7 million for the six months ended February 28, 1998 as compared to $6.5 million for the same period in fiscal 1997. These increases were primarily due to a higher level of debt in fiscal 1998 due to borrowings under the Company's line of credit in fiscal 1998.

     Amortization of debt financing costs increased $15,000 for the three months ended February 28, 1998 to $130,000 from $115,000 for the three months ended February 28, 1997, and decreased $56,000 to $257,000 for the six months ended February 28, 1998 as compared to $313,000 for the same period in fiscal 1997. Debt financing costs are primarily attributable to the $110 million senior notes issued in October 1995 and to a lesser extent, debt financing incurred in Western Canada.

     Other expense decreased $14,000 to $243,000 for the three months ended February 28, 1998 compared to $257,000 for the same period in fiscal 1997 which was primarily due to a decrease in foreign currency losses on inter-company transactions. Other income increased $721,000 for the six months ended February 28, 1998 to $710,000 compared to other expense of $11,000 for the same period in fiscal 1996. This increase in other income was primarily due to the gain from the sale of the Portland, Oregon facilities.

     The Company recorded a benefit from income taxes of $1.4 million for the six months ended February 28, 1998 based on its pre-tax loss using an effective tax rate of 65% in anticipation of its expected tax rate for the entire fiscal year. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company had an effective tax rate of 11.8% for fiscal 1997. Income tax expense does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill and other intangibles arising from the Company's acquisitions.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 28, 1998, the Company had cash and cash equivalents of $2.4 million, a decrease of $0.8 million from August 31, 1997.

     Cash provided by operations totaled $5.1 million for the six months ended February 28, 1998, a $2.1 million increase from the $3.0 million provided by operations for the six months ended February 28, 1997. This increase in cash provided by operating activities is mainly due to the decrease in the net loss from $5.2 million to $0.7 million, the decrease in accounts receivable of $4.0 million compared to $1.3 million decrease in 1997 offset by the decrease in accounts payable of $4.1 million compared to $1.9 million decrease in 1997.

      Cash used in investing activities was $7.1 million for the six months ended February 28, 1998, as compared to $9.3 million for the six months ended February 28, 1997. This consisted primarily of additions to property and equipment and for fiscal 1997, also included the acquisition of the Company's Eastern Canadian subsidiary (formerly Rapid Plast and now named Portola Packaging Ltd.) in the amount of $2.1 million. Cash provided by investing activities also included $1.2 million in proceeds from the sale of property and equipment, which was primarily gain from the sale of the Portland, Oregon facilities realized in the first fiscal quarter ended November 30, 1997.

     Cash provided by financing activities was $1.1 million for the first half of fiscal 1998 compared to $0.8 million for the first half of fiscal 1997. As of February 28, 1998, the Company had borrowed $7.4 million under its $35 million revolving line of credit.

     At February 28, 1998, the Company had $2.4 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $27.6 million was available for draw as of February 28, 1998). Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal 1998. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company


RECENT ACCOUNTING PRONOUCEMENTS

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

The annual meeting of the stockholders of the Company was held on January 20, 1998 for the purpose of electing six members of the Board of Directors of the Company and ratifying the selection by the Board of Directors of the Company's independent public accountants for the fiscal year ending August 31, 1998. Proxies representing 6,663,872 shares of the 8,456,534 shares of Class B Common Stock, Series 1 issued and outstanding on the record date, or approximately 79% of the outstanding shares of such Series, were received and entitled to be voted at the annual meeting. Proxies representing 815,715 shares of the 1,171,430 shares of Class B Common Stock, Series 2 issued and outstanding on the record date, or approximately 70% of the outstanding shares of such Series, were received and entitled to be voted at the annual meeting. The holders of Class B Common Stock, Series 1 and Series 2, vote as a single class.

Christopher Behrens, Martin R. Imbler, Jeffrey Pfeffer, Timothy Tomlinson, Jack
L. Watts and Larry C. Williams each received 7,479,587 votes, representing approximately 78% of the total voting shares outstanding and all shares present and voting at the annual meeting, and each such individual was elected to serve as a Director of the Company until the Company's next annual meeting. The holders of the 7,479,587 shares represented and entitled to vote at the annual meeting, representing all shares present and voting at the meeting, also ratified and approved the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company for the fiscal year ending August 31, 1998.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.


EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------
10.47        Summary Description of Company Bonus Plan and Company Profit
             Sharing Plan

27.01        Financial Data Schedule



(b) No reports on Form 8-K were filed by the Company during the period ended February 28, 1998.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTOLA PACKAGING, INC.
                                       (Registrant)


Date:  April 14, 1998                  /s/ Joseph T. Mayernick
                                       -----------------------------
                                       Joseph T. Mayernick
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)

                               EXHIBIT INDEX
EXHIBIT
NUMBER            EXHIBIT TITLE
------            -------------

10.47        Summary Description of Company Bonus Plan and Company Profit
             Sharing Plan

27.01        Financial Data Schedule