Form 10-Q
period 1998-05-31
PORTOLA PACKAGING INC
filed 1998-07-15
CIK 788983

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

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

11,782,769 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,647,777 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at June 30, 1998.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES


                                        INDEX


Part I - Financial Information
-------------------------------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         May 31, 1998 and August 31, 1997

         Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the Three and Nine Months Ended May 31, 1998 and 1997

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


Signatures


Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                   May 31,       August 31,
                                                   1998          1997
                                                   ------------  ----------
                                                   (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................        $3,215      $3,242
Investments.....................................         --            841
Accounts receivable, net........................        22,707      23,339
Inventories.....................................        10,815       9,918
Other current assets............................         1,804       1,783
Deferred income taxes...........................           971       1,032
                                                   ------------  ----------
    Total current assets........................        39,512      40,155

Property, plant and equipment, net..............        84,132      79,779
Goodwill, net...................................        13,990      15,044
Patents, net....................................         1,866       2,024
Covenants not to compete, net...................           999       2,183
Debt financing costs, net.......................         3,084       3,433
Other assets....................................         4,450       5,439
                                                   ------------  ----------
Total assets....................................      $148,033    $148,057
                                                   ============  ==========

            LIABILITIES, REDEEMABLE WARRANTS, COMMON
             STOCK AND OTHER STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt and
   short-term borrowings........................        $2,494      $6,784
Accounts payable................................         5,587       9,908
Accrued liabilities.............................        10,772      11,031
Accrued interest................................         2,188       4,978
                                                   ------------  ----------
  Total current liabilities.....................        21,041      32,701

Long-term debt, less current portion............       129,415     115,159
Other long term obligations.....................         1,132       1,543
Deferred income taxes...........................         4,914       6,028
                                                   ------------  ----------
    Total liabilities...........................       156,502     155,431

Contingencies (Note 4)

Redeemable warrants to purchase Class A
  Common Stock..................................         7,408       5,675
                                                   ------------  ----------
Common stock and other stockholders' deficit:
  Class A convertible common stock of $.001
  par value:
   Authorized: 5,203 shares;  Issued and
    outstanding 2,135 shares in 1998 and 1997...             2           2
  Class B, Series 1, common stock of $.001
  par value:
   Authorized: 17,714 shares;  Issued and
    outstanding 8,470 shares in May 1998
    and 8,481 shares in August 1997.............             8           8
  Class B, Series 2, common stock of $.001
  par value:
   Authorized: 2,571 shares;  Issued and
    outstanding 1,171 shares in 1998 and 1997...             1           1
Additional paid-in capital......................         8,588       8,661
Notes receivable from stockholders..............          (463)       (440)
Cumulative foreign currency translation
  adjustment....................................          (458)       (173)
Unrealized holding losses on marketable
  securities....................................         --            (92)
Accumulated deficit.............................       (23,555)    (21,016)
                                                   ------------  ----------
      Total common stock and other
        stockholders' deficit...................       (15,877)    (13,049)
                                                   ------------  ----------
      Total liabilities, redeemable
        warrants, common stock and other
        stockholders' deficit...................      $148,033    $148,057
                                                   ============  ==========

                The accompanying notes are an integral part of these
                           consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                      (UNAUDITED)

                                   Three Months Ended    Nine Months Ended
                                       May 31,                May 31,
                                 ---------------------  ---------------------
                                 1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
Sales...........................   $46,561    $45,037    $127,804   $125,008
Cost of sales...................    37,099     35,523     102,246    100,612
                                 ---------- ----------  ---------- ----------
Gross profit....................     9,462      9,514      25,558     24,396
                                 ---------- ----------  ---------- ----------
Selling, general and
  administrative................     5,087      4,071      14,486     13,650
Research and development........       673        740       1,829      1,907
Amortization of intangibles.....       838        857       2,503      2,491
Write-off of intangibles........       --         --          --       1,720
Restructuring costs.............       --       1,301         --       2,394
                                 ---------- ----------  ---------- ----------
                                     6,598      6,969      18,818     22,162
                                 ---------- ----------  ---------- ----------
Income (loss) from operations...     2,864      2,545       6,740      2,234
                                 ---------- ----------  ---------- ----------
Other (income) expense:
  Interest income...............      (142)      (115)       (392)      (404)
  Interest expense..............     3,566      3,426      10,270      9,965
  Income from sale of
    securities and property
    plant and equipment.........      (710)       --       (1,544)       --
  Amortization of debt
    financing costs.............       129        115         386        428
  Other (income) expense........       145         (6)        269          5
                                 ---------- ----------  ---------- ----------
                                     2,988      3,420       8,989      9,994
                                 ---------- ----------  ---------- ----------
Loss before income taxes........      (124)      (875)     (2,249)    (7,760)
Benefit from income taxes.......       (63)     1,650      (1,443)       --
                                 ---------- ----------  ---------- ----------
Net loss........................      ($61)   ($2,525)      ($806)   ($7,760)
                                 ========== ==========  ========== ==========
Basic and diluted net loss
   per common share.............    ($0.01)    ($0.22)     ($0.07)    ($0.66)
                                 ========== ==========  ========== ==========
Number of shares used in
  computing per share amount....    11,776     11,718      11,777     11,776
                                 ========== ==========  ========== ==========

                The accompanying notes are an integral part of these
                           consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (UNAUDITED)

                                                           Nine Months Ended
                                                                May 31,
                                                         ---------------------
                                                         1998       1997
                                                         ---------- ----------
Cash flows from operating activities:
  Net loss...............................................    ($806)   ($7,760)
  Adjustments to reconcile net loss to net cash
      from operating activities:
    Depreciation and amortization........................   12,425     11,783
    Deferred income taxes................................   (1,114)        --
    Write-off of intangibles.............................       --      1,720
    Loss (gain) on property and equipment dispositions...     (794)        75
    Provision for losses on accounts receivable..........      238        602
    Provision for excess and obsolete inventories........       51        271
    Provision for restructuring..........................       --        514
    Gain on sale of marketable securities................     (750)        --
  Changes in working capital:
    Accounts receivable..................................      395     (1,738)
    Inventories..........................................     (948)       137
    Other current assets.................................      (21)      (950)
    Accounts payable.....................................   (4,321)    (1,912)
    Accrued liabilities..................................     (259)     1,737
    Accrued interest.....................................   (2,790)    (2,716)
                                                         ---------- ----------
    Net cash provided by operating activities............    1,306      1,763
                                                         ---------- ----------
Cash flows used for investing activities:
  Additions to property and equipment....................  (14,025)   (15,706)
  Proceeds from sale of property, plant and equipment....      926        275
  Proceeds from sale of marketable securities............    1,744         --
  Payment for Rapid Plast acquisition, net of
    cash acquired........................................       --     (2,134)
  Decrease in other assets...............................      747      1,913
                                                         ---------- ----------
    Net cash used in investing activities................  (10,608)   (15,652)
                                                         ---------- ----------
Cash flows from financing activities:
  Repayment of long-term debt obligations................   (2,093)      (480)
  Borrowings under debt arrangements.....................       68        328
  Borrowings under revolving line of credit..............   12,200      8,267
  Repayment of notes receivable from shareholder.........       --          7
  Increase in notes receivable from stockholders.........      (24)        --
  Repurchase of common stock.............................     (132)      (500)
  Issuance of common stock...............................       59         --
  Payment under covenants................................     (620)      (728)
                                                         ---------- ----------
    Net cash from financing activities...................    9,458      6,894
                                                         ---------- ----------
Effect of exchange rate on cash..........................     (183)      (132)
                                                         ---------- ----------
    Decrease in cash and cash equivalents................      (27)    (7,127)
Cash and cash equivalents at beginning of period.........    3,242      7,797
                                                         ---------- ----------
Cash and cash equivalents at end of period...............   $3,215       $670
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

                     Portola Packaging, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                       (in thousands, except per share data)
                                   (Unaudited)



1.   BASIS OF PRESENTATION:

     The consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year ending August 31, 1998. The condensed consolidated balance sheet as of August 31, 1997 is derived from audited data, but does not contain all disclosures required by generally accepted accounting principles.


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

     The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations:

                                   Three Months Ended    Nine Months Ended
                                       May 31,                May 31,
                                 ---------------------  ---------------------
                                 1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
Net loss........................      ($61)   ($2,525)      ($806)   ($7,760)

Shares used in per share
  calculation...................    11,776     11,718      11,777     11,776
                                 ========== ==========  ========== ==========

Basic and diluted EPS...........    ($0.01)    ($0.22)     ($0.07)    ($0.66)
                                 ========== ==========  ========== ==========


3.   INVENTORIES:

     Inventory balances as of May 31, 1998 and August 31, 1997 were as follows:
                                          May 31,        Aug 31,
                                           1998           1997
                                           ----           ----
                                        (unaudited)

     Raw materials                        $5,999          $5,251
     Work in process                         261             442
     Finished goods                        4,555           4,225
                                         -------         -------
                                         $10,815         $ 9,918

4.   CONTINGENCIES:

     The Company is engaged in patent litigation with various parties who are seeking to have certain patents owned by the Company declared invalid in various jurisdictions. In some of these cases the Company has a claim against it for alleged violations of the antitrust laws. The Company believes its patents are valid, and intends to vigorously contest these actions. However, there can be no assurance that the Company will be successful in its defense of these matters.

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

7.  SALE OF SECURITIES AND PROPERTY, PLANT AND EQUIPMENT:

The Company recorded a gain of $750,000 on the sale of marketable securities related to its investment in Suncoast for the three months ended May 31, 1998 and a gain of $1,023,000 on the sale of its Portland, Oregon facilities for the nine months ended May 31, 1998.

8.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

        In February 1998 the Financial Accounting Standards Board issued Statement No. 132 (SFAS 132), "Employers' Disclosure About Pension and Other Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It is effective for the Company in fiscal year 1999.

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


Results of Operations

        Sales increased $1.6 million, or 3.4%, from $45.0 million for the three months ended May 31, 1997 to $46.6 million for the three months ended May 31, 1998, and increased $2.8 million, or 2.2%, from $125.0 million for the nine months ended May 31, 1997 to $127.8 million for the nine months ended May 31, 1998. The increase in sales for the three months and nine months ended May 31, 1998 compared to the same periods in the prior fiscal year was due to continued growth in sales volumes in newer subsidiaries in the United Kingdom and Canada which were partially offset by decreases in equipment sales over the same periods. Sales from domestic closures operations remained stable for the three months and nine months periods ended May 31, 1998 as compared to the same periods of fiscal year 1997.

        Gross profit was unchanged at $9.5 million for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997, and increased $1.2 million, or 4.8%, to $25.6 million for the nine months ended May 31, 1998 from $24.4 million for the same period in fiscal 1997. Gross profit as a percentage of sales also remained stable, decreasing slightly from 21.1% for the three months ended May 31, 1997 to 20.3% for the same quarter in fiscal year 1998 and increasing from 19.5% for the nine months ended May 31, 1997 to 20% for the same period in fiscal year 1998. The margin increase was due primarily to improving margins in the United Kingdom and equipment operations offset by lower margins in Canada for the nine months ended May 31, 1998 as compared to the same period of fiscal year 1997. Margins for domestic closures remained stable for the nine months ended May 31, 1998 as compared to the same period in fiscal 1997.

        Selling, general and administrative expenses increased $1.0 million, or 25.0%, to $5.1 million for the three months ended May 31, 1998, as compared to $4.1 million for the same period in fiscal year 1997, and increased as a percentage of sales from 9.0% for the three months ended May 31, 1997 to 10.9% for the three months ended May 31, 1998. For the nine months ended May 31, 1998, selling, general and administrative expenses increased $0.8 million, or 6.1%, to $14.5 million from $13.7 million for the same period in fiscal year 1997. As a percentage of sales for the nine months ended May 31, 1998, selling, general and administrative expenses were 11.3% as compared to 10.9 % for the same period in fiscal 1997. The increases are primarily due to consulting fees and increased patent and other legal fees combined with an increase in relocation expenses. These increases were partially offset by a decrease in bonus costs in fiscal 1998 as compared to fiscal 1997 as a result of operating results.


        Research and development expense decreased $67,000, or 9.1%, to $673,000 for the three months ended May 31, 1998, as compared to $740,000 for the three months ended May 31, 1997, and decreased as a percentage of sales from 1.6% in the three months ended May 31, 1997 to 1.5% in the three months ended May 31, 1998. For the nine months ended May 31, 1998, research and development expense decreased $78,000, or 4.1%, to $1.8 million from $1.9 million for the same period in fiscal year 1997. As a percentage of sales, research and development expense was 1.4% for the nine months ended May 31, 1998, as compared to 1.5% for the same period in fiscal year 1997. The decreases were primarily due to fewer expenditures for prototype costs offset by increased expenditures for patent consulting and increased personnel costs related to increased staffing to address new product development in the three and nine months periods ended May 31, 1998 as compared to the same periods of fiscal year 1997.

        Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $19,000, or
2.2 %, to $838,000 for the three months ended May 31, 1998, as compared to $857,000 for the three months ended May 31, 1997, and remained constant at $2.5 million for the nine months ended May 31, 1998 as compared to the same period in fiscal year 1997.

        The Company implemented a restructuring plan in December 1996 which consolidated its separate Closure, Packaging and Manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 for which the Company wrote off $1.7 million in goodwill and recorded a restructuring charge of $1.1 million in the second quarter of fiscal year 1997. In March 1997 the Company announced further restructuring plans which included the closure of its Bettendorf, Iowa plant in July 1997 for which the Company recorded a restructuring charge of $1.3 million for the three months ended May 31, 1997 related to employee severance payments and facilities related charges.

       Interest income increased $27,000 to $142,000 for the three months ended May 31, 1998 from $115,000 for the same period in fiscal year
1997, and decreased $12,000 to $392,000 for the nine months ended May
31, 1998 as compared to $404,000 for the same period in fiscal year
1997. These increases and decreases are due to fluctuations in the levels of invested cash for the three and nine months periods ended May 31, 1998 as compared to the same periods in fiscal year 1997.

       Interest expense increased $140,000 to $3.6 million for the three months ended May 31, 1998, as compared to $3.4 million for the three months ended May 31, 1997, and increased $305,000 to $10.3 million for the nine months ended May 31, 1998 as compared to $10.0 million for the same period in fiscal year 1997. These increases were due to increased borrowings under the Company's line of credit partially offset by a decrease in interest expense related to the reduced principal balance on the Company's long-term debt obligations.

        The Company recorded a gain of $750,000 on the sale of marketable securities related to its investment in Suncoast for the three months ended May 31, 1998 and a gain of $1,023,000 on the sale of its Portland, Oregon facilities for the nine months ended May 31, 1998.

        Amortization of debt financing costs was $129,000 for the three months May 31, 1998 compared to $115,000 for the three months ended May 31, 1997, and decreased $42,000 to $386,000 for the nine months ended May 31, 1998 as compared to $428,000 for the same period in fiscal 1997. Debt financing costs are attributable to the $110 million senior notes issued in October 1995 and to a lesser extent, debt financing incurred by the Company's western Canadian subsidiary.

        The Company recorded a benefit from income taxes of $1.4 million for the nine months ended May 31, 1998 based on its pre-tax loss using an effective tax rate of 64% in anticipation of the expected tax rate for the entire fiscal year. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company did not record any tax expense for the first nine months of fiscal 1997 in anticipation of its expected 0% tax rate for the entire fiscal year. The Company recorded a benefit from income taxes at an effective tax rate of 7.9% for fiscal year 1997. Income tax benefit does not bear a normal relationship to income before income taxes primarily due to nondeductible goodwill and other intangibles arising from the Company's acquisitions.



     LIQUIDITY AND CAPITAL RESOURCES


        The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 1998, the Company had cash and cash equivalents of $3.2 million, which was unchanged from August 31, 1997.

        Cash provided by operations totaled $1,306,000 for the nine months ended May 31, 1998, a decrease of $457,000 from the $1.8 million provided by operations for the nine months ended May 31, 1997. The decrease in the net loss to $0.8 million for the nine months ended May
31, 1998 from a loss of $7.8 million for the same period in fiscal year 1997 did not provide additional cash from operations due partially to the exclusion of non-operating gains for the nine months period ended
May 31, 1998 of $1.5 million from the sales of fixed assets and marketable securities and $2.1 million related to tax benefits. The net loss for the nine months ended May 31, 1997 also included the $1.7 million write -off of intangibles which would be excluded from the calculation of cash from operations. In addition, accounts payable used cash of $4.3 million in the nine months ended May 31, 1998 as compared to using funds of $1.9 million in the same period in fiscal year 1997. Accrued liabilities used cash of $.3 million in the nine months ended
May 31, 1998 as compared to providing cash of $1.7 million for the same period in fiscal year 1997 offset by accounts receivable which provided cash of $.4 million in the nine months ended May 31, 1998 compared to using cash of $1.7 million for the same period in fiscal year 1997.

        Cash used in investing activities was $10.6 million for the nine months ended May 31, 1998, as compared to $15.7 million for the nine
months ended May 31, 1997.    This consisted primarily of additions to
property and equipment and for fiscal year 1997, also included the acquisition of the Company's eastern Canadian subsidiary (formerly Rapid Plast and now named Portola Packaging Ltd.) for approximately $2.1 million. Cash used in investing activities included $1.2 million in proceeds from the sale of property, plant and equipment related to the disposition of the Portland, Oregon facilities in the first fiscal quarter ended November 30, 1997 and $1.7 million in proceeds from the sale of marketable securities related to the Company's investment in Suncoast in the third quarter ended May 31, 1998.

       Cash provided by financing activities was $9.5 million for the first nine months of fiscal 1998 compared to $6.9 million for the first nine months of fiscal year 1997. As of May 31, 1998, the Company had borrowed $16.6 million under its $35 million revolving line of credit.

       At May 31, 1998, the Company had $3.2 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $18.4 million was available for draw as of May 31, 1998). Management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal year 1998. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.


RECENT ACCOUNTING PRONOUCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It will become effective for the Company's fiscal year 1999.

        In June 1997 the Financial Accounting Standards Board also issued Statement No. 131 (SFAS 131), "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1999.

        In February 1998 the Financial Accounting Standards Board issued Statement No. 132 (SFAS 132), "Employers' Disclosure About Pension and Other Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It is effective for the Company in fiscal year 1999.

        The Company is currently studying the implications of these statements and has not yet determined the impact of adopting such statements on the Company's financial statements.


        Other

        The Company has begun to conduct a review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve any such problems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to or replacement of existing software, the Year 2000 problems will not pose significant operational problems for the Company's domestic computer systems and expects to have its foreign computer systems fully integrated with domestic computer operations by the end of calendar year 1999. The Company believes that the costs associated with any such upgrade or replacement of software will not be material, and that all such changes will be implemented by the end of calendar year 1999. However, if such modifications are not made in a timely manner, or are not made properly, the Company may be unable to implement appropriate Year 2000 solutions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company has not yet initiated communications with third-party vendors or customers of the Company to determine the nature and extent of any Year 2000 problems. As a result, the Company is currently unable to determine whether there are any Year 2000 problems associated with the operations of such third-party vendors or customers. If Year 2000 problems exist and solutions are required, there can be no assurances that such third-party vendors or customers will be able to timely complete the resolution of their Year 2000 problems or, even if timely completed, that their solutions will be acceptable solutions.





PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.



EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------
27.01   Financial Data Schedule



(b) No reports on Form 8-K were filed by the Company during the period ended May 31, 1998.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTOLA PACKAGING, INC.
                                       (Registrant)


Date:  July 14, 1998                   /s/ Joseph T. Mayernick
                                       -----------------------------
                                       Joseph T. Mayernick
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)

                               EXHIBIT INDEX
EXHIBIT
NUMBER            EXHIBIT TITLE
------            -------------

27.01        Financial Data Schedule