Form 10-K
period 1998-08-31
PORTOLA PACKAGING INC
filed 1998-11-23
CIK 788983

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

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

    11,942,733 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,807,741 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at October 30, 1998.

    Documents incorporated by reference: None

================================================================================

                            PORTOLA PACKAGING, INC.
                        1998 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                       PART I

Item 1.      Business
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders

                                       PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters
Item 6.      Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Item 8.      Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                       PART III

Item 10.     Directors and Executive Officers of Registrant
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management
Item 13.     Certain Relationships and Related Transactions

                                        PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             Signatures


    Trademark acknowledgments

    Cap Snap-Registered Trademark-, Snap Cap-Registered Trademark-, Cap Snap Seal-Registered Trademark-, Portola Packaging-Registered Trademark-, Nepco-Registered Trademark-, Non-Spill-Registered Trademark- TWIST & SPOUT -Registered Trademark-, Cap Profile Logo-Registered Trademark- and the Portola logo are registered trademarks of Portola Packaging, Inc. (the "Company").
All other product names of the Company are trademarks of the Company.

        PART I

Item 1. BUSINESS

Overview

        Portola Packaging, Inc. (together with its subsidiaries referred to hereinafter as the "Company" or "Portola") is a leading designer, manufacturer and marketer of tamper evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products. The Company's principal closure product lines include (i) small closures, (ii) five gallon closures,
(iii) widemouth closures, (iv) fitments and (v) push-pull dispensing closures. Portola also designs, manufactures and supplies high speed capping equipment and complete turnkey water bottling systems, which are marketed by the Company primarily under the tradename "PortaPlant". The Company's Canadian operations also manufacture a wide variety of blow molded plastic bottles for food and industrial applications. Portola's closure products are primarily manufactured through a technologically advanced, high speed injection molding process at seven modern manufacturing facilities strategically located throughout the United States, three facilities located in Canada, one facility located in the United Kingdom and through joint venture operations located in China,
Mexico and Europe.   Management believes that the Company is a leader in
a majority of the markets it serves and that the Company is the sole or largest supplier of plastic closures for a majority of its customers.
The Company sells over 11.4 billion closures annually under the names
Cap Snap, Nepco, Portola and other brand names to over 3,000 customers. Most of the Company's customers have been doing business with the Company for more than ten years. The Company's products are used to cap such well known consumer products as Borden milk, Dole juices, Poland Spring bottled water, Pepsi-Cola fountain syrups and Kraft barbecue sauce. Many features of the Company's closure products are proprietary, and Portola holds more than 70 patents on the design of container closures and compatible bottle necks.

History

        Portola Packaging, Inc. (together with its subsidiaries referred to as the "Company" or "Portola") was incorporated in California in 1964, and reincorporated in Delaware in April 1994. The Company (formerly known as Cap Snap Seal, Inc.) was acquired from the founding family in 1986 by a group led by Jack L. Watts, the Company's current Chairman of the Board and Chief Executive Officer. Since Portola was acquired from the founding family, the size of the Company as measured by sales and closure unit volume has increased from $26.1 million in sales and 2.1 billion in units sold for fiscal 1987 to $176.2 million in sales and
11.4 billion in units sold for fiscal year 1998. Portola's senior management has significant experience in the plastic packaging business and an average tenure of eight years at the Company.

        Consistent with the Company's objective to expand through strategic acquisitions, on June 30, 1994, the Company acquired Northern
Engineering & Plastic Corp. and certain related companies and assets (collectively, "Nepco") for a purchase price of $43.7 million. The acquisition of Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, has enabled the Company to establish new customer relationships, diversify and expand its product offerings and customer base and benefit from Nepco's proprietary product designs. On June 16, 1995, the Company purchased for $13.6 million the 50% interest it had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers (the "Western Canadian Acquisition"). The companies acquired in the Western Canadian Acquisition were amalgamated and now operate under the name "Portola Packaging Canada Ltd.",and were recently continued under the laws of the Yukon Territory. On September 1, 1996, the Company purchased for $2.1 million Rapid Plast J-P. Inc. (Rapid
Plast), a company headquarted in Montreal, Quebec (the "Eastern Canadian Acquisition"). Rapid Plast now operates under the name "Portola
Packaging Ltd." and is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada and recently continued under the laws of the Yukon Territory. The Canadian acquisitions have enabled the Company to establish a position in the Canadian bottle manufacturing marketplace and to advance its position in the Canadian closure marketplace. On September 1, 1995, the Company purchased for $1.5 million the 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as "Portola Packaging U.K Ltd." (the "U.K.
Acquisition"). The Company leased a manufacturing facility located in Doncaster, South Yorkshire, England which is being used by Portola Packaging Ltd. to manufacture closures for distribution primarily in the United Kingdom, with some exports to Europe.


Disclosures Regarding Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this Report entitled "Risk Factors, "Plastic Closure Market", "Raw Materials and Production" and "Competition". These sections describe risks which could cause actual results to differ materially from such forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

Business Strategy

        The Company's primary strategy is to increase cash flow by maintaining and extending its leading position in product applications within the plastic closure and bottling industry. To support this strategy, the Company focuses on (i) advancing research and development and product engineering, (ii) providing dedicated customer support and total product solutions for customers, (iii) continuing to improve production efficiencies and enhance low cost manufacturing capabilities,
(iv) expanding sales in international markets where significant growth opportunities exist and (v) where appropriate, seeking strategic acquisitions that will strengthen the Company's competitive position.

        Emphasizing Research and Development and Product Engineering. The Company is continuing its commitment to research and development, a commitment that has led to significant product innovations. These innovations include the original snap cap design and the five gallon closure, the "tear strip" feature that has become a standard tamper evident mechanism for food and non-carbonated beverage products, improved recloseable plastic dispensing fitments for gable-top fruit juice and milk cartons and the snap-screw cap.

        Emphasizing Customer Support and Total Product Solutions. The Company seeks to preserve its long-term relationships with customers and attract new customers by providing on-time delivery and technical service and support and by marketing its products as "total product solutions." The total product solution approach includes seeking at all times to provide plastic closures designed to meet customer specifications, compatible container necks and neck inserts, capping and filling equipment and on-going service and support.

        Continuing to Enhance Low Cost Manufacturing Capabilities. The Company's operations emphasize minimizing production and raw materials purchasing costs. The Company has a continuing productivity improvement program designed to further automate its production flow, streamline its workforce and upgrade its molds, equipment and systems. See "Raw Materials and Production."

        Expanding Sales in International Markets. The Company expects significant growth in international markets for plastic closures and capping and filling equipment, as bottled water and other non-carbonated water companies in Europe, the Far East, Latin America and elsewhere adopt more advanced packaging materials and techniques. The Company is seeking to capitalize on the opportunity for expansion into international markets through the formation of joint ventures with local bottle manufacturers, bottlers, and distributors and by increasing export sales of closures and capping and filling equipment. To date, the Company has entered into joint ventures in Mexico and China and has acquired the remaining 50% interest of the Company's joint ventures in Canada and the United Kingdom. In addition, the Company signed a joint venture agreement with Greiner A.G. of Austria on October 19, 1998 to sell five gallon water caps and to produce and sell five gallon water bottles for the European and Middle Eastern marketplaces. The Company has no firm plans at this time for expansion into other international markets although it will continue to evaluate other expansion opportunities as they arise. See "International Sales and Joint Ventures."


        Seeking Strategic Acquisitions. Portola plans to continue its program of seeking to acquire businesses serving similar customers using proprietary product and process technology that offer opportunities to improve costs or extend the Company's product lines. Since fiscal 1994, the Company has acquired Nepco and its Canadian and United Kingdom operations, and entered into joint ventures in Mexico, China and Europe.

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

        The use of plastic closures has grown with the trend toward tamper evident packaging. A tamper evident feature is highly valued by the food and beverage market and the pharmaceutical market, and tamper evident features are experiencing growth in most segments of the closure market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. Portola invented the original snap-on cap design as well as the "tear strip" feature with breakaway bands for plastic closures, which provided the standard tamper evident mechanism for the food and non-carbonated beverage industries.

        Historically, demand for the Company's products has been a function of population growth, increasing concerns by the public about the sanitation of packaged food and beverage products, and the continued increase in the use of plastic containers, as opposed to glass or metal, throughout the packaged food industry. For juice, dairy and bottled water markets, demand is also a function of seasonal climate variations, warm weather being responsible for increased consumption. In addition, demand is a function of general economic conditions and business cycles. See "Products" and "Product Development."

Products

        Portola designs, manufactures and markets a wide array of tamper evident plastic closures for applications in dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products. The Company also designs, manufactures and markets (i) high speed capping equipment for use by its plastic closure customers in their bottling and packaging operations,
(ii) customized bottling systems for returnable water cooler bottles which it markets primarily under the name "PortaPlant", and (iii) blow molded bottles for use in the dairy, water, juice and industrial
markets.   The Company's sales of plastic closures represented
approximately 86% of total sales in fiscal year 1998 and 89% of total sales for fiscal years 1996 through 1997. In fiscal year 1998, the balance of the sales were for equipment ( 6%) and bottles (8%).

Plastic Closures

        The Company's plastic closures are broadly grouped into five categories: (i) small closures used to cap blow-molded plastic bottles,
(ii) closures for five gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products,
(iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. The Company offers a wide variety of plastic closures under each of its principal product lines to satisfy specific market application and customer requirements. Most of the Company's plastic closures offer its snap-on or snap-screw feature, designs preferred by packagers because they reduce production costs and leakage. The Company's plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for food and non-carbonated beverage products. The Company's plastic closures range in size from 28mm to 110mm, and conform with international packaging standards. The Company offers over 34 individual closure products. The Company also offers 32 standard colors, in addition to custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities to provide product distinction for its customers.


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

PortaPlants

        In addition to plastic closures and capping equipment, the Company also designs, manufactures and markets customized five gallon water capping and filling systems. The Company's most comprehensive five gallon water bottling system is its PortaPlant system. The PortaPlant is a compact bottle washing, filling, capping and conveying system for glass and plastic water bottles that can, depending on size, process 225 to 3,000 bottles per hour. The PortaPlant's modular design makes it ideal for new and small water bottling companies as well as established companies whose growth requires integrated expansion. Portola has focused its sales efforts for PortaPlants internationally as less developed countries look for improved distribution of safe and reliable drinking water.

Plastic Bottles

        In Canada, in addition to marketing closures, the Company produces a wide variety of blow molded high density polyethylene (HDPE) plastic bottles for use in the dairy, water and juice industries.  The ability to market the closures and bottles together enables the Canadian operations to provide its customers with a complete packaging system.
 .
Product Development

        The Company continues to be committed to product development and engineering. Its research and development group and engineering staff provide a range of design and development services, focusing primarily on (i) new products and product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with the Company's closures and its customers' containers. Research and development expenditures for fiscal years 1998, 1997 and 1996 were $2.5 million , $2.4 million and $2.2 million, respectively.

        The Company has also made a substantial investment in developing new product applications for existing markets as well as applications for new markets. To facilitate the process of enhancing and developing new products and to ensure ultimate market acceptance of such products, the Company encourages an on-going exchange of ideas with customers, container manufacturers, machinery manufacturers and sales and service personnel. This approach has enabled the Company to identify new product opportunities, including improved closures recently developed for the fitment and institutional foods industries.


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

Raw Materials and Production

        The principal raw material for the Company's plastic closures is injection molding grade low density polyethylene (LDPE) resin, which generally accounts for at least 50% of the cost of all raw materials purchased for the Company's plastic closures. The Company believes that due to its volume purchases it is able to negotiate better pricing with resin suppliers, although prices for LDPE resin can fluctuate substantially over relatively short periods of time. The Company has not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of LDPE resin. In the past, the Company has been able to pass substantially all resin price increases on to its customers on a timely basis. However, significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, would have a material adverse effect on the Company's financial condition and results of operations. Accordingly, the Company has recently identified less expensive grades of linear LDPE resin that it plans to begin using in certain products.

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

        In the past, the Company designed and manufactured many of its own molds. However, the increasing size and complexity of certain molds for new products have caused the Company to out-source its mold construction needs. The Company still maintains design control over these molds.

Backlog

        Production and delivery cycles for closures is very short and the Company's backlog for closures is generally cancelable on short notice. Backlog for closures is generally two to three weeks of orders, and is relatively constant from period to period. Contracts for equipment purchases generally include cancellation penalties. Due to the short production and delivery cycles for closures, the Company does not believe backlog information is a material factor in understanding its business.

Sales, Marketing and Customer Service

        The Company markets its products through its internal sales department and through domestic and international networks of independent sales representatives. Calls on customers by these salespersons and representatives, along with participation at trade shows, are the primary means of customer contact. A number of the Company's customers are large corporate clients with numerous production facilities, each of which may make its own separate purchase decisions. The Company's most significant customers are processors and packagers of fluid milk, non-carbonated bottled water, chilled juice, other flavored drinks and condiments for wholesale and institutional use. The Company's customer base includes over 3,000 accounts. The Company's top ten customers and buying groups accounted for approximately 27% of the Company's sales during the fiscal year ended August 31, 1998, and none accounted for more than 5% of sales during that period. Most of the Company's customers have been doing business with the Company for more than ten years.

        Attention to customer service is a critical component of the Company's marketing effort. The Company's customers operate high-speed, high-volume production lines, with many handling perishable products. In order to assure that the production lines operate efficiently and avoid costly line stoppages, customers rely on the Company's ability to provide reliable, on-time delivery of its closure products and to maintain uniform quality of those products. The Company also provides technical assistance to its customers in the form of an in-house service team that can be dispatched on short notice to solve a bottling line problem throughout the world. Several of the Company's field service representatives have extensive blow-molding technical expertise that is especially important in resolving bottle leakage problems for customers.

International Sales and Joint Ventures

        Although the Company's sales are primarily domestic, the Company has experienced growth in international sales. International sales have increased to $46.3 million in 1998 from $41.2 million and $33.6 million in 1997 and 1996, respectively, due to bottled water companies and other non-carbonated beverage companies in Europe, the Far East, Latin America and elsewhere adopting more advanced packaging materials and techniques.
For the fiscal years ended August 31, 1998, 1997 and 1996, export sales from the United States to unaffiliated customers were $9.4 million, $12.0 million and $17.6 million, respectively. The Company's export sales from the United States have declined as the United Kingdom and Canadian subsidiaries have produced and sold product locally. Sales are growing in these regions but through local manufacture. (See Note 14 of the Consolidated Financial Statements).

        In the last several years, the Company has utilized joint ventures with bottle manufacturers, bottlers and distributors to gain footholds in international markets. By offering plastic closures, capping equipment and turnkey bottling systems, the Company can provide joint venture partners with a complete solution to their bottling and capping requirements. Subsidiaries in Canada and the United Kingdom, now wholly-owned by Portola, began as joint ventures in which the Company was a venture partner. Currently the Company has a 50% interest in Portola Packaging Inc. Mexico (formerly Cap Snap Mexico), a joint venture formed in Mexico in 1993 with a local producer of plastic bottles and closures.
 On November 14, 1997, the Company signed a joint venture agreement with the Shanghai Aquarius Drinking Water Company (Aquarius) to manufacture and sell closures and bottles for the Asian marketplace. Aquarius is a leading bottled water company in the Shanghai Province of China. In addition, the Company signed a joint venture agreement with Greiner A.G. of Austria on October 19, 1998 to sell five gallon water caps and to produce and sell five gallon water bottles for the European and Middle Eastern marketplaces.

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

Employees

        As of August 31, 1998, the Company had 1,043 full-time employees, 27 of whom were engaged in product development, 66 in marketing, sales and customer support, 869 in manufacturing and 81 in finance and administration. The Company uses seasonal and part-time employees for training, vacation replacements and other short term requirements. None of the Company's employees in the United States are represented by any collective bargaining agreements; approximately 38 of the employees of one of the Company's Canadian subsidiaries are members of the Teamsters Union. The Company has never experienced a work stoppage. The Company believes that its employee relations are good.
Risk Factors

The following risk factors, in addition to the risks described elsewhere in the description of the Company's business in this report, including, without limitation, those described under the captions "Plastic Closure Market", "Raw Materials and Production" and "Competition" may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by the Company or its representatives:

Substantial Leverage; Limitations Associated with Restrictive Covenants

        At August 31, 1998, the Company had indebtedness outstanding of approximately $131 million. $110 million of this amount represented the principal amount of the senior notes issued by the Company in October 1995, which is due in 2005; $15 million of the balance represented funds drawn under the Company's $35 million line of credit; the remaining amount of the indebtedness was comprised of foreign subsidiary loans.

        The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain financing for future working capital needs or for acquisitions or other purposes is limited and from time to time in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to debt service, thereby reducing funds available for operations; (iii) certain of the Company's borrowings, including borrowings under the Company's credit facility, will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the substantial indebtedness and the restrictive covenants to which the Company is subject under the terms of its indebtedness may make the Company more vulnerable to economic downturns, may reduce its flexibility to respond to changing business conditions and opportunities and may limit its ability to withstand competitive pressures. The Company's ability to make scheduled payments of the principal of and interest on, or to refinance, its indebtedness will depend upon its future operating performance and cash flows which are subject to prevailing economic conditions, market conditions in the packaging industry, prevailing interest rates and financial, competitive, business and other factors, many of which may be beyond the Company's control.

Dependence on  New Business Development

        The Company believes that the domestic markets for its traditional products have become relatively mature and that, in order to grow, the Company will increasingly rely on new products, such as fitments and non-spill closures, as well as expansion into international markets. Developing new products and expanding into new markets will require a substantial investment and involve additional risks such as assessing the values, strengths, weaknesses and potential profitability of acquisition candidates. There can be no assurance that the Company's efforts to achieve such development and expansion will be successful. There are additional risk of potential adverse effects on the Company's operating results, the diversion of management's attention, the loss of key personnel and the risks of unanticipated problems and liabilities. Moreover, as described above, the Company's debt instruments impose significant restrictions under certain circumstances on the ability of the Company to make investments.

        The Company's international operations are subject to certain risks associated with doing business in foreign countries, including the possibility of adverse governmental regulation, additional taxation, exchange rate fluctuations and other potential risks. There can be no assurance that the Company's foreign operations will be successful or will not require additional funding.

Consumer Complaints; Governmental Regulation

        Many of the Company's products are used to cap food and beverage products. It is possible that some of the Company's products, if used improperly, could cause injury to consumers of food and beverage products capped with the Company's closures. In such event, the Company could incur substantial costs in responding to complaints or litigation related to its products, which could materially adversely affect the financial condition and operations of the Company. In addition, if any of the Company's products were found to be defective, the Company could incur significant costs in correcting any product deficiencies, in addition to suffering the loss of revenues derived from such products.

        The Company's products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies with jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other food and beverage products. A change in government regulation could adversely affect the Company. There can be no assurance that federal or state authorities will not develop protocols in the future that would materially increase the Company's costs of manufacturing certain of its products.

Direct Competition

        The Company faces direct competition in each of its product lines from a number of companies, some of which have financial and other resources that are substantially greater than those of the Company. As the Company broadens its product offerings, it can expect to meet increased competition from additional competitors with entrenched positions in those product lines. The Company also faces some direct competition from bottling companies and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources. In addition, the packaging industry has numerous well-capitalized competitors, and there is a risk that these companies will expand their product offerings, either through internal product development or acquisitions of any of the Company's direct competitors, to compete in the niche markets that are currently served by the Company. These competitors, as well as existing competitors, could introduce products or establish prices for their products in a manner that could adversely affect the Company's ability to compete. Because of the Company's product concentration, an increase in competition or any technological innovations with respect to the Company's specific product applications, such as the introduction of lower-priced competitive products or products containing technological improvements over the Company's products, could have a significant adverse effect on the Company's financial condition and results of operations.

Limited Protection of Intellectual Property

        The Company has a number of patents covering various aspects of the design and construction of its products. The Company presently is a party to a number of lawsuits challenging the validity of certain of its patented technology, and in one lawsuit which was settled in 1996 agreed to pay royalties to another company for a closure product manufactured by the Company that was alleged to have infringed on certain patents of the other company. There can be no assurance that the Company will be successful in protecting its proprietary technology from third party infringement or that the Company's products will not be found to infringe upon the proprietary technology of others. Furthermore, patents do not ensure that competitors will not develop competing products.

        The Company now markets its products internationally, and the protection offered by the patent laws of foreign countries may be less than the protection offered by the United States patent laws. The Company also relies on trade secrets and know-how to maintain its competitive position. While the Company enters into confidentiality agreements with employees and consultants who have access to proprietary information, there can be no assurance that these measures will prevent the unauthorized disclosure or use of such trade secrets and know-how.

Dependence Upon Key Personnel

        The Company believes that its future success is dependent upon factors such as the knowledge, ability and experience of its personnel, new product development, product enhancements and ongoing customer service. The loss of key personnel responsible for managing the Company or for advancing its product development could adversely affect the Company's business and financial condition.

Absence of a Public Market for the Company's Securities

        There is no public market for the Company's common stock, and it is not expected that one will develop. In addition, there are substantial restrictions on the ability of a holder of the Company's common stock to transfer shares of such stock. Accordingly, it is difficult for a stockholder of the Company to divest itself of its investment in the Company. Furthermore, the Company historically has not paid dividends to its stockholders.


Item 2. PROPERTIES

        The Company currently owns or leases nine modern production facilities located in the United States, which operate five to seven days a week, 24 hours a day. One of these production facilities (Bettendorf, Iowa) was closed in July 1997 and has been listed for sale.
 In conjunction with a restructuring effective in August 1998, the Company announced the closing of another facility (Fort Worth, Texas) in October 1998. The Company's western Canadian subsidiary leases two production facilities in Richmond, British Columbia, Canada and Edmonton, Alberta, Canada and the Company's eastern Canadian subsidiary leases one production facility in Montreal, Quebec, Canada. In addition, the Company leases a manufacturing facility located in Doncaster, South Yorkshire, England for use by its United Kingdom subsidiary. The Company's facilities are highly efficient due to automation and frequently scheduled maintenance throughout the plants. The Company believes that these facilities are well-maintained and in good operating condition and anticipates that, although substantial capital expenditures will be required to meet the production requirements for new and developing product lines, the facilities themselves will be sufficient to meet the Company's needs for the next year or two. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add production facilities sooner than expected. The following table indicates the locations, functions, square footage and nature of ownership of the Company's current facilities.


                                                                         Nature
                                                                           of
                                                                Square   Owner-
          Location                       Functions               Feet   ship(1)
----------------------------- -------------------------------- -------- --------
San Jose, CA................  Executive Office/Closure Mfg./   154,000  owned
                               Warehouse Engineering/
                               Research and Development
                               Facility and Equipment
                               Division
Kingsport, TN...............  Closure Mfg./Warehouse            76,000  owned
Clifton Park, NY............  Closure Mfg./Warehouse            54,000  leased
Batavia, IL.................  Closure Mfg./Warehouse            70,000  leased
New Castle, PA..............  Executive Office/Closure          65,000  owned
                               Mfg./Warehouse/Fabrication Shop
Sumter, SC..................  Closure Mfg./Warehouse            45,000  owned
Chino, CA...................  Closure Mfg./Warehouse            64,000  owned
Fort Worth, TX..............  Closure Mfg./Warehouse            27,000  owned(2)
Bettendorf, IA..............  Closure Mfg./Warehouse            40,000  owned(3)
Richmond, British Columbia,
  Canada....................  Bottle & Closure Mfg./Warehouse   49,000  leased
Edmonton, Alberta, Canada...  Bottle Mfg./Warehouse             43,000  leased
Montreal, Quebec, Canada....  Bottle Mfg./Warehouse             44,000  leased
Doncaster, South Yorkshire,
  England...................  Closure Mfg./Warehouse            50,000  leased

-------------------------

(1) The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: the lease of the Clifton Park facility expires in November 1998 but has been extended on a monthly basis until an extension is finalized, the leases for the Richmond and Edmonton, Canada facilities expire in 2001.
(2)  The Company announced the closing of this facility effective October
1998.
(3) The Company closed this facility in July of 1997. This property has been listed for sale.


Item 3.  LEGAL PROCEEDINGS

        The plastic closure industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company and certain of its subsidiaries are engaged in patent infringement litigation with four parties who are seeking to have the court declare certain patents owned by the Company and such subsidiaries invalid. Two of these parties have also included allegations of anti-trust violations in their complaints. The Company believes that its patents and the patents of its subsidiaries are valid and is contesting these allegations vigorously. There can be no assurance, however, that the Company and its subsidiaries will be successful in their defense of these matters. In addition, there can be no assurance that other infringement litigation will not be brought in the future against the Company or its subsidiaries, that any such litigation will not be expensive and protracted or that, as a result of such litigation, the Company or its subsidiaries will not be required to terminate a business practice or seek to obtain a license to the intellectual property of others. The Company is also party to a number of other lawsuits and claims arising out of the normal course of business.

        Although there can be no assurances, management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 .

        PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        The Company's equity securities are privately held and no class of voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established trading market for any class of the Company's common equity.

        The Company has two classes of common equity, Class A Common Stock and Class B Common Stock, Series 1 and 2. Shares of Class A Common Stock are not entitled to vote. The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

        As of October 30, 1998, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of October 30, 1998, there were approximately 186 holders of record of the 8,636,311 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,171,430 outstanding shares of Class B Common, Series 2.
 See Note 10 of the Notes to Consolidated Financial Statements for additional information on stock and warrants.

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


Item 6. SELECTED FINANCIAL DATA


Selected Historical Condensed Consolidated Financial Data

        The selected historical condensed consolidated statement of operations and balance sheet data set forth in the table below for, and at the end of, each of the fiscal years in the five year period ended August 31, 1998 have been derived from, and are qualified by reference to, the consolidated financial statements of the Company. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and the accompanying notes thereto and other financial information appearing elsewhere in this report on Form 10-K.

                                                           FISCAL YEAR ENDED AUGUST 31,
                                                 -------------------------------------------------
                                                   1998      1997      1996      1995     1994(A)
                                                 --------- --------- --------- --------- ---------
                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Sales........................................  $176,234  $170,443  $159,462  $124,650   $70,284
  Cost of sales................................   140,714   135,318   117,592    91,972    51,670
                                                 --------- --------- --------- --------- ---------
    Gross profit...............................    35,520    35,125    41,870    32,678    18,614
  Selling, general and administrative..........    19,229    19,745    22,035    16,649     8,821
  Research and development.....................     2,466     2,428     2,156     1,682       764
  Amortization of intangibles(b)...............     3,074     3,322     5,207     3,724     2,025
  Write-off of intangibles(c)..................       --        --      7,292       --        --
  Restructuring costs..........................     3,084     4,114       --        --        --
                                                 --------- --------- --------- --------- ---------
    Income from operations.....................     7,667     5,516     5,180    10,623     7,004
  Other (income) expense, net(d)...............    (1,132)      208       158       259       477
  Interest expense, net........................    13,297    12,792    11,842     8,483     3,899
  Amortization of financing costs..............       484       559       492       447       433
                                                 --------- --------- --------- --------- ---------
    Income (loss) before extraordinary item,
      cumulative effect of change in
      accounting principle and income taxes....    (4,982)   (8,043)   (7,312)    1,434     2,195
  Income tax provision (benefit)(c)............      (571)     (632)      865     1,294     1,095
                                                 --------- --------- --------- --------- ---------
    Income (loss) before extraordinary item
      and cumulative effect of change in
      accounting principle.....................    (4,411)   (7,411)   (8,177)      140     1,100
  Extraordinary item, net(e)...................       --        --      1,265       --        790
  Cumulative effect of change in accounting
    principle(c)...............................       --        --        --        --         85
                                                 --------- --------- --------- --------- ---------
  Net income (loss)............................   ($4,411)  ($7,411)  ($9,442)     $140      $225
                                                 --------- --------- --------- --------- ---------
  Net income (loss) per common share...........    ($0.37)   ($0.63)   ($0.80)    $0.01     $0.02
                                                 --------- --------- --------- --------- ---------
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital..............................   $14,662    $7,315   $21,370   $13,747   $11,049
  Total assets.................................   148,860   148,286   152,227   129,315   110,820
  Total debt...................................   130,708   122,172   117,913    91,912    77,467
  Redeemable warrants(f).......................     7,959     5,675     4,560     3,665     3,055
  Total common stock and other
   shareholders' equity (deficit)..............   (21,405)  (13,049)   (3,801)    6,694     5,393
CASH FLOW DATA:
  Net cash provided by operating activities....     9,073    14,744    18,795     8,422     9,351
  Net cash used in investing activities........   (16,378)  (20,841)  (31,271)  (24,648)  (38,418)
  Net cash provided by financing activities....     7,350     1,566    19,511    14,785    30,099
OPERATING AND OTHER DATA:
  Closure unit volume (in millions)(unaudited).    11,447    10,800     9,606     8,476     4,893
  Closure unit volume growth(g)(unauditec).....       6.0%     12.4%     13.3%     73.2%     22.9%
  EBITDA.......................................   $24,809   $20,349   $20,491   $22,706   $14,451
  EBITDA(h)....................................    27,179    24,463    27,783    23,588    14,728
  Depreciation and amortization(i).............    16,494    15,600    15,961    12,789     8,357
  Capital expenditures.........................    21,436    23,101    27,194    11,302     6,159
  Deficiency of earnings to fixed charges(j)...    (4,982)   (8,043)   (9,422)     --        --
  Ratio of earnings to fixed charges(j)........      --        --        --        1.2x      1.2x

-------------------------
        (footnotes on following page)

(a) Includes ten months of operations before the Nepco acquisition on June 30, 1994 and two months of operations after the acquisition.

(b) Includes amortization of patents, goodwill and covenants not to compete.

(c)     The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes" in the fiscal year ended August 31, 1994 and SFAS No. 121 "Accounting for the
Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in the fiscal year ended August 31, 1996.

(d) Other (income) expense in 1998 includes gain from the sale of securities of $750,000, gains from the sale of fixed assets of $714,000 and other net expenses of $332,000. Other expenses in fiscal year 1994 includes write-off of financing costs in connection with a debt offering commenced but not completed and other expenses, net.
 (e) Extraordinary item refers to the loss on extinguishment of certain debt, net of income tax benefit.

(f) The redeemable warrants entitle the holders thereof to purchase an aggregate of 2,492,741 shares of the Company's Class A Common
Stock. If the Company does not complete an initial public offering of its common stock by June 30, 1999 (for certain warrants) or August 1, 2001 (for other warrants), the holders may require the Company to repurchase the warrants at the higher of current market value or an amount computed under the warrant agreement.

(g) These results reflect closure unit volume growth of the Company including Nepco after June 30, 1994. On a pro forma combined basis, the closure unit volume growth for Portola and Nepco was 11.6% for the fiscal year ended August 31, 1994.

(h) EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, depreciation of property, plant, and equipment, net interest expense and amortization of intangible assets. Adjusted EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, write-off of intangible assets, restructuring costs, depreciation of property, plant and equipment, net interest expense, amortization of intangible assets and non-recurring legal expenses associated with the Company's litigation with Scholle Corporation through October 2, 1995. The non-recurring legal expenses associated with the Scholle
Corporation litigation for the fiscal years ended August 31, 1995 and 1994 were $882,000 and $277,000, respectively. In addition, in 1998, the Company's share of its Mexican joint venture's EBITDA, approximately $417,000, is included as a separate component of the Adjusted EBITDA calculation. EBITDA and Adjusted EBITDA are not intended to represent and should not be considered more meaningful than, or an alternative to, net income, cash flow or other measure of performance in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA data are included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt and because certain restrictive covenants in the Indenture will be based on a term very similar to the Company's
Adjusted EBITDA.

(i)     Includes amortization of debt financing costs.

(j) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consists of interest expense, amortization of debt financing costs and the portion of lease expense which management believes is representative of the interest component of lease expense. The ratio of earnings to fixed charges for the years ended August 31, 1998, 1997 and 1996 resulted in deficiencies of $5.0 million, $8.0 million, and $9.4 million, respectively.

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        Portola Packaging, Inc. is a major designer, manufacturer and marketer of tamper evident plastic closures and related equipment used for packaging applications in dairy, bottled water, fruit juice, sports drinks and other non-carbonated beverage products. The Company was acquired in 1986 through a leveraged acquisition led by Jack L. Watts, the Company's current Chairman of the Board and Chief Executive Officer. Since the acquisition, management has focused its efforts on four principal areas: (i) continuing growth by converting new customers to its plastic closures, (ii) developing new products and improving existing products, (iii) achieving productivity improvements in its manufacturing and material handling operations and (iv) seeking strategic acquisitions including the acquisition of Nepco in 1994 and certain companies in Canada and the United Kingdom in 1995 and 1996.
The Company also has interests in joint ventures in China, Mexico and Austria.

        The Company currently has three wholly-owned operating subsidiaries; two of which are located in Canada and one of which is located in the United Kingdom. The two Canadian subsidiaries are Portola Packaging
Canada Ltd. (located in western Canada) and Portola Packaging Ltd.
(located in eastern Canada); the United Kingdom subsidiary is Portola Packaging Ltd. In April 1997, the Company's United Kingdom subsidiary.
and eastern Canadian subsidiary were converted to "restricted subsidiary" (See Note 2 of the Notes to Consolidated Financial
Statements) status to allow greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing the senior notes issued by the Company in October 1995 and under the terms of the Company's senior credit facility.

Results of Operations

        Fiscal Year Ended August 31, 1998 Compared to Fiscal Year Ended August 31, 1997

        Sales increased $5.8 million, or 3.4%, from $170.4 million for fiscal 1997 to $176.2 million for fiscal 1998. Of the increase, $4.1 million is attributable to increased sales of closures in the United Kingdom and $3.6 million is due to increased sales from the Canadian operations (increased bottle sales of $9.0 million offset by a decrease in closures sales of $5.4 million). Domestic closure operations also contributed a $1.7 million increase in sales offset by a decrease of $3.6 million in equipment sales. The increase in domestic sales was due mainly to price increases in most product lines offset by sales volume decreases in fitment and widemouth closures. In the United Kingdom and Canada sales fluctuations were primarily the result of sales volume increases rather than pricing.

        Gross profit increased $395,000, or 1.1%, to $35.5 million for fiscal 1998, as compared to $35.1 million for fiscal 1997 and decreased slightly as a percentage of sales from 20.6% in 1997 to 20.2% in 1998. The margin increase was due primarily to improving margins in the United Kingdom of $1.5 million and the equipment division in the United States of $2.4 million, offset by decreases in Canadian and domestic closures margins. The Company expects its United Kingdom and Canadian operations to continue to comprise a larger percentage of its sales volume as they increase market share and become more self sufficient. The United Kingdom margins improved in fiscal year 1998 as compared to prior years due to a shift from using outside subcontractors and imported caps to manufacturing more closures in its own facility. Canadian margins should improve with planned pricing and volume adjustments related to new contracts signed with some of the Canadian companies' larger customers. Equipment margins were low in fiscal year 1997 and have increased in 1998 due mainly to the favorable settlement of a pricing contract dispute in 1998 with a former customer. Domestic closures margins decreased approximately $1.0 million for fiscal year 1998 as compared to fiscal year 1997 due primarily to increases in labor costs and depreciation. Overall, direct materials and overhead costs remained constant at about 42% and 22% of sales, respectively, and labor costs have increased $2.7 million from fiscal year 1997 to fiscal year 1998.

        Selling, general and administrative expense decreased slightly from $19.7 million in fiscal year 1997 to $19.2 million in fiscal 1998 and decreased as a percentage of sales from 11.6% for fiscal 1997 to 10.9% for fiscal 1998. These decreases were primarily due to the decrease in bonus costs in fiscal 1998 as compared to 1997 as a result of not achieving certain operating results, offset by increases in consulting and legal fees and relocation expenses.

        Research and development expenses remained constant at $2.4 million and 1.4% of sales for fiscal year 1998 and fiscal year 1997. These costs have been affected by increased expenditures for patent and consulting fees for new product development, offset by fewer costs associated with prototypes.

        Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill, customer lists and covenants not to compete) totaled $3.1 million for fiscal year 1998 as compared to $3.3 million for fiscal 1997. The decrease is primarily due to a decrease in goodwill and covenant amortization due to the write-off of $1.7 million of goodwill in 1997.

         The Company took measures to improve productivity and quality in its core business starting in December 1996 when it implemented a restructuring plan which consolidated its separate closure, packaging and manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and the closure of its Bettendorf, Iowa facility in July 1997. The Company recorded a restructuring charge of $2.4 million and wrote-off goodwill of $1.7 million in connection with this restructuring plan in fiscal 1997. In fiscal year 1998, the Company took further measures to improve profitability and announced staffing reductions and the closing of its Fort Worth, Texas facility effective October 30, 1998. The Company recorded a charge of $3.1 million in 1998 related to this latest restructuring, which consisted primarily of a write-off of intangible assets of $1.3 million, employee related costs of $1.2 million and facility writedown and maintenance costs of $500,000.

        Due to the effect of the factors summarized above, income from operations increased $2.2 million, or 39.0%, to $7.7 million for fiscal 1998, as compared to $5.5 million for fiscal 1997, and increased as a percentage of sales from 3.2% in fiscal 1997 to 4.4% in fiscal 1998.

        Interest income decreased slightly to $498,000 in fiscal year 1998 from $587,000 in fiscal year 1997 due to generally lower levels of excess cash available for investment.

        Interest expense increased $416,000 to $13.8 million in fiscal 1998 as compared to $13.4 million for fiscal 1997. The increase was due to increased borrowings under the Company's line of credit.

        Amortization of debt financing costs decreased $75,000 to $484,000 in fiscal 1998 as compared to $559,000 for the same period in fiscal
1997. Debt financing costs are attributable to the $110 million senior notes issued in October 1995 and to a lesser extent, debt financing incurred in western Canada.

        Net loss decreased to $4.4 million in fiscal 1998 compared to a $7.4 million loss in fiscal 1997.

        Fiscal Year Ended August 31, 1997 Compared to Fiscal Year Ended August 31, 1996

        Sales increased $11.0 million, or 6.9%, from $159.5 million for fiscal 1996 to $170.4 million for fiscal 1997. Of the increase, $6.2 million was attributable to increased sales volume from the Canadian operations and $7 million was attributable to increased sales volume from the United Kingdom operations. Sales from domestic closure operations remained relatively constant while equipment sales decreased by $2.4 million. The majority of the increase in sales, $7.6 million, was due to increases in closures sales volumes, consisting principally of $4.2 million in increases in sales of small closures, $1.9 million in increases in sales of fitments and $1.5 million in increases in sales of 5-gallon and widemouth closures. These sales increases were primarily the result of increased unit sales, and price increases were not a factor.

        Gross profit decreased $6.7 million, or 16.1%, to $35.1 million for fiscal 1997, as compared to $41.9 million for fiscal 1996. Gross profit as a percentage of sales decreased from 26.3% for fiscal 1996 to 20.6%
in fiscal 1997. The margin decrease was due to the mix of sales, with a higher sales volume in units coming from the Canadian and United Kingdom operations, all of which have experienced relatively low margins. The Company anticipates sales from its Canadian and United Kingdom operations to continue to comprise a larger percentage of its total sales than has been the case in the past and in the near-term the margins from these operations are anticipated to remain relatively low, although the Company expects that over time the margins from these operations will improve. United Kingdom margins will improve as the
United Kingdom subsidiary begins to manufacture products in its own production facility as opposed to relying on subcontractors. Canadian margins will increase with planned increased volume and better pricing
with these subsidiaries' largest customers.   The gross margin in the
equipment business was down as compared with fiscal 1996.  In addition, the margins in the domestic closure business were down slightly from
fiscal 1997 to fiscal 1996.   Total direct materials remained constant
at about 41% of sales and labor decreased slightly as a percentage of sales from 15.6% in 1996 to 14.8% in 1997. Overhead costs increased as a percentage of sales from 19.4% in 1996 to 22.7% in 1997. The Company took measures to improve productivity and quality in its core business, starting in December 1996 when it implemented a restructuring plan which consolidated its separate closure, packaging and manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and the closure of its Bettendorf, Iowa facility in July 1997.

        Selling, general and administrative expense decreased $2.3 million, or 10.4%, to $19.7 million for fiscal 1997, as compared to $22.0 million for fiscal 1996, and decreased as a percentage of sales from 13.8% for fiscal 1996 to 11.6% for fiscal 1997. These decreases were primarily due to the decrease in bonus payments from fiscal 1997 to fiscal 1996 as well as a reduction in staff positions as a result of the restructuring that occurred during fiscal 1997.

        Research and development expenses increased slightly to $2.4 million for fiscal 1997, as compared to $2.2 million for fiscal year 1996, and have remained relatively constant as a percentage of sales of 1.4% in both years. The increase in research and development expenses was due primarily to increased staffing to address expanded new product development opportunities and increased expenditures for patent expenses.

        Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill and covenants not to compete) decreased $1.9 million, or 36.2%, to $3.3 million for fiscal 1997, as compared to $5.2 million for fiscal 1996. The decrease was primarily due to a decrease in patent amortization due to the write-down of patent costs in fiscal year 1996.

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

        Interest income decreased $655,000 to $587,000 for fiscal 1997 from $1.2 million in fiscal 1996. This decrease was primarily due to lower levels of invested cash in fiscal 1997 as compared to fiscal 1996.
Higher levels of cash were available for investment during fiscal 1996 due to completion of the $110 million senior notes financing in early October 1995.

        Interest expense increased $295,000 to $13.4 million in fiscal 1997 as compared to $13.1 million for the same period in fiscal 1996. These increases were primarily due to a higher level of debt in fiscal 1997 due to the issuance of $110 million of 10.75% senior notes on October 2, 1995, and to a lesser extent to borrowings under the Company's line of credit.

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

Liquidity and Capital Resources

The Company has relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness
and fund capital expenditures and acquisitions.   On October 2, 1995,
the Company completed a $110 million senior notes offering that mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeds of the notes offering were approximately $106 million, of which $83 million was used to retire the Company's debt then outstanding under its senior term loans, revolving credit facility and senior subordinated notes. Subsequent to the closing of the notes offering, $7.2 million was used to purchase the Company's San Jose facilities, $11 million was used to purchase machinery and equipment, $3 million was used to collateralize a loan made by a bank to the Company's 50% joint venture in Mexico, and $2 million was used for working capital
needs.   At August 31, 1998, the Company had cash and cash equivalents of $3.6 million, a slight increase from $3.5 million at August 31, 1997.

Cash provided by operations totaled $7.3 million and $14.7 million in fiscal years 1998 and 1997, respectively. Net cash provided by operations for both fiscal years was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital increased $3.0 million in fiscal 1998 to $14.7 million, as compared to $11.7 million in fiscal 1997, primarily as a result of a decrease in accounts payable and increases in inventories and deferred income taxes partially offset by an increase in accrued expenses.

Cash used in investing activities was $16.4 million in fiscal year
1998 as compared to $20.8 million in fiscal year 1997. This consisted primarily of additions to property, plant and equipment of $21.4 million and $23.1 million in fiscal years 1998 and 1997, respectively, and for fiscal year 1997, also included the acquisition of the Company's eastern Canadian subsidiary (formerly Rapid Plast and now named Portola Packaging, Ltd.) for approximately $2.1 million. Cash used in investing activities was reduced by $2.4 million in 1998 and $2.5 million in 1997 in proceeds from the sale of property, plant and equipment, primarily related to the disposition of the Portland, Oregon facilities in 1998. Cash used in investing activities in fiscal year 1998 was also reduced by $1.7 million in proceeds from the sale of marketable securities related to the Company's investment in Suncoast, Inc. In addition, the Company is subject to certain future obligations regarding noncompete and bonus arrangements as a result of the Nepco acquisition. At August 31, 1998, the present value of these obligations was $1.1 million.

Until fiscal year 1996, the Company had been the defendant in litigation with Scholle Corporation ("Scholle") related to alleged patent infringement on five-gallon non-spill caps. On January 2, 1996, the court denied further motions and entered the jury's verdict making the Company liable for damages of $0.01 per closure unit sold. In June 1996, the Company reached a settlement agreement with Scholle, whereby Scholle granted to the Company a non-exclusive license to use certain of its patents, and the Company agreed to pay royalties to Scholle of $0.01 per five gallon non-spill closure unit sold. The Company remained liable for damages of $0.01 per closure unit sold prior to the date of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996. Such amounts had been accrued in the Company's financial statements.

At August 31, 1998, the Company had total indebtedness of $130.7 million. In October 1995, the Company entered into a five-year senior secured revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, plus property plant and equipment, net. This credit facility contains covenants and provisions that restrict, among other things, the Company's ability to:
 (i) incur additional indebtedness, (ii) incur liens on its property,
(iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates and (viii) make restricted junior payments.

At August 31, 1998, the Company had $3.6 million in cash and cash equivalents as well as unused borrowing capacity of approximately $19.6
million under the revolving credit facility.   Management believes that
these resources, together with anticipated cash flows from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal year 1999.
However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

Inflation

Most of the Company's closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, the Company has been able to pass on increases in resin prices directly to its customers on a timely basis. In recent years, the Company has benefited from relatively stable or declining prices for raw materials other than plastic resins.


Seasonality

The Company's sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. In fiscal 1998, 46% of sales occurred in the first half of the year (September through February) while 54% of sales were generated in the second half (March through August). The effect of seasonality on income from operations is usually somewhat more pronounced.

Income Taxes

The relationship of income tax expense to income before income taxes is affected by nondeductible goodwill and other intangibles arising from the Company's acquisitions.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an
Enterprise and Related Information".   The Company will implement SFAS
No. 130 and 131, which require the reporting and display of certain information related to comprehensive income and segment reporting, as required in fiscal year 1999.

In February 1998, the Financial Accounting Standards Board issued
SFAS No. 132, "Employer's Disclosure About Pension and Other Benefits."
 SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for the Company in fiscal year 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities".
 SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. SFAS No. 133 is effective for the Company in fiscal year 2000.

The Company is currently studying the implications of these statements and has not yet determined the impact of adopting such statements on the Company's financial statements.


Impact of the Year 2000 Issue

        The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year.
Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

        As a result of ongoing assessments, the Company has determined it will be required to modify or replace portions of hardware and software so that those systems properly utilize dates beyond December 31, 1999. The Company believes that with these modifications and replacements, the Year 2000 issue will be mitigated. However, if such modifications are not completed in a timely manner the effects of the Year 2000 issue could have a material impact on the operations and financial condition of the Company.

        The Company's plan to resolve the Year 2000 issue involves four phases; inventory and assessment, remediation, implementation and testing. To date, the Company has substantially completed its inventory and assessment of all material software systems, including; order entry, sales, accounting, payroll, costing, shipping/receiving and purchasing; and concluded that those systems are year 2000 compliant. The Company's inventory and assessment of hardware, certain communications systems and machinery used in the production process is more difficult due to the varied locations of these items. As such, the inventory and assessment of these items is only 50% complete. Preliminary indications are that many of these items will be affected in some way; however it is anticipated that most of the items will not be difficult to remediate. In addition, a significant portion of the Company's business is conducted through systems that interact directly with independent sales representatives. Although the software systems of the Company are year 2000 compliant, an inventory and assessment of the hardware used by the various sales representatives has not been completed. Total remediation of the sales representatives' hardware is not expected to be complex. If this and all of the Company's other year 2000 issues are not resolved on a timely basis, it could hamper the Company's ability to sell and produce closures, from which the Company derives most of its revenues.

        With regard to the Company's equipment and hardware, the remediation phase has begun already and is planned to be completed by February 1999.
 The Company expects the completion of the testing and implementation phases as scheduled by August 1999.

        With respect to third parties, systems that interface directly with outside parties are limited to certain payroll, benefits functions and the sales representatives. The Company is 50% complete with the inventory and assessment process, which is expected to be completed by December 1998. Currently, the assessment indicates that these systems are year 2000 compliant, however, the remediation, implementation and testing of all systems that directly interface with the Company is not planned to be completed until August 1999. The Company has queried its important suppliers, service providers and customers that do not involve system interface and expects this assessment to be completed by November 1998. Currently, the Company is not aware of any problems at these entities that would materially impact the results of operations, liquidity, or capital resources of the Company. However, the Company has no means of ensuring that these entities will be Year 2000 compliant and their inability to complete the Year 2000 resolution process could materially affect the Company, its operations and financial condition.

        The Company will use mainly internal resources to resolve its Year 2000 issues. Presently, the total cost of the project is not fully determinable as the assessment phase has not been completed, but the cost is to be funded through operating cash flows. Costs incurred to date by the Company have not been material. Of the total remaining project costs, approximately $350,000 is attributable to the purchase of new software and equipment, which will be capitalized. The remaining $ 50,000 relates to repair of hardware and software and will be expensed as incurred.

        The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on planned timetables and costs incurred to date. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.



Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

  Consolidated Balance Sheets as of August 31, 1998 and 1997

  Consolidated Statements of Operations for the Years Ended
    August 31, 1998, 1997, and 1996

  Consolidated Statements of Cash Flows for the Years Ended
    August 31, 1998, 1997, and 1996

  Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended August 31, 1998, 1997, and 1996

  Notes to Consolidated Financial Statements


                   INDEX TO FINANCIAL STATEMENT SCHEDULES

  Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders

       Portola Packaging, Inc. and  Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its Subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers  LLP


November 8, 1998

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            August 31,
                                                        -------------------
                                                          1998      1997
                                                        --------- ---------
                               ASSETS
Current assets:
  Cash and cash equivalents...........................    $3,570    $3,471
  Investments.........................................       --        841
  Accounts receivable, net of allowance for doubtful
    accounts of $1,727 and $1,170, respectively.......    22,887    23,339
  Inventories.........................................    11,260     9,918
  Other current assets................................     1,356     1,644
  Deferred income taxes...............................     2,516     1,032
                                                        --------- ---------
    Total current assets..............................    41,589    40,245
Property, plant and equipment, net....................    85,874    79,779
Goodwill, net of accumulated amortization of
    $4,620 and $3,451, respectively...................    12,086    15,044
Patents, net of accumulated amortization of
    $4,722 and $4,512, respectively...................     1,814     2,024
Covenants not to compete, net of accumulated
    amortization of $5,286 and $4,179, respectively...       607     2,183
Debt financing costs, net of accumulated
    amortization of $1,332 and $881, respectively.....     2,982     3,433
Other assets..........................................     3,908     5,578
                                                        --------- ---------
    Total assets......................................  $148,860  $148,286
                                                        ========= =========

                  LIABILITIES, REDEEMABLE WARRANTS,
        COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt...................    $2,772    $2,655
  Accounts payable....................................     8,138     9,908
  Accrued liabilities.................................     7,353     8,870
  Accrued compensation................................     3,440     2,161
  Accrued interest....................................     5,224     4,978
                                                        --------- ---------
    Total current liabilities.........................    26,927    28,572
Long-term debt, less current portion..................   127,936   119,517
Other long term obligations...........................       777     1,543
Deferred income taxes.................................     6,666     6,028
                                                        --------- ---------
    Total liabilities.................................   162,306   155,660
                                                        --------- ---------
Commitments and contingencies (Note 9)
Redeemable warrants to purchase Class A common stock..     7,959     5,675
                                                        --------- ---------
Common stock and other shareholders' deficit:
  Class A convertible common stock of $.001 par value:
    Authorized: 5,203 shares in 1998 and 1997;
     Issued and outstanding: 2,135 shares in 1998
     and 1997.........................................         2         2
  Class B, Series 1, common stock of $.001 par value:
    Authorized: 17,715 shares in 1998 and 1997;
     Issued and outstanding: 8,636 shares in 1998
     and 8,481 shares in 1997.........................         8         8
  Class B, Series 2, convertible common stock of
    $.001 par value:
    Authorized: 2,571 shares; Issued and
     outstanding: 1,171 shares in 1998 and 1997.......         1         1
Additional paid-in capital............................     7,797     8,661
Notes receivable from shareholders....................      (463)     (440)
Cumulative foreign currency translation adjustments...    (1,039)     (173)
Net unrealized loss on marketable securities..........       --        (92)
Accumulated deficit...................................   (27,711)  (21,016)
                                                        --------- ---------
    Total common stock and other shareholders'
      deficit.........................................   (21,405)  (13,049)
                                                        --------- ---------
    Total liabilities, redeemable warrants,
      common stock and other shareholders' deficit....  $148,860  $148,286
                                                        ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Years Ended August 31,
                                         --------------------------------
                                            1998       1997       1996
                                         ---------- ---------- ----------
Sales...................................  $176,234   $170,443   $159,462
Cost of sales...........................   140,714    135,318    117,592
                                         ---------- ---------- ----------
  Gross profit..........................    35,520     35,125     41,870
                                         ---------- ---------- ----------
Selling, general and administrative.....    19,229     19,745     22,035
Research and development................     2,466      2,428      2,156
Amortization of intangibles.............     3,074      3,322      5,207
Write-off of intangibles................      --         --        7,292
Restructuring costs.....................     3,084      4,114       --
                                         ---------- ---------- ----------
                                            27,853     29,609     36,690
                                         ---------- ---------- ----------
  Income from operations................     7,667      5,516      5,180
                                         ---------- ---------- ----------
Other (income) expense:
  Interest income.......................      (498)      (587)    (1,242)
  Interest expense......................    13,795     13,379     13,084
  Amortization of debt financing costs..       484        559        492
  Gain from sale of securities..........      (750)      --         --
  Loss (gain) from sale of property,
    plant and equipment.................      (714)        88        171
  Other (income) expense, net...........       332        120        (13)
                                         ---------- ---------- ----------
                                            12,649     13,559     12,492
                                         ---------- ---------- ----------
  Loss before extraordinary
    item and income taxes...............    (4,982)    (8,043)    (7,312)
Income tax (benefit) provision..........      (571)      (632)       865
                                         ---------- ---------- ----------
  Loss before extraordinary item........    (4,411)    (7,411)    (8,177)
Extraordinary item-loss on
  extinguishment of debt, net of
  income tax benefit of $845 (Note 7)...      --         --        1,265
                                         ---------- ---------- ----------
Net loss................................   ($4,411)   ($7,411)   ($9,442)
                                         ========== ========== ==========
Number of shares used in computing
  per share amounts.....................    11,792     11,766     11,800
                                         ========== ========== ==========

Loss per common share:
  Loss before extraordinary item........    ($0.37)    ($0.63)    ($0.69)

  Net loss..............................    ($0.37)    ($0.63)    ($0.80)

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        Years Ended August 31,
                                                   -----------------------------
                                                     1998      1997      1996
                                                   --------- --------- ---------
Cash flows from operating activities:
  Net income (loss)...............................  ($4,411)  ($7,411)  ($9,442)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization.................   16,494    15,600    15,961
    Write-off of intangibles and impairment losses    1,658     1,720     7,292
    Extraordinary loss on extinguishment of debt..      --        --      1,781
    Deferred income taxes.........................     (846)     (764)       19
    Loss on property and equipment dispositions...     (714)       88       171
    Gain on sale of marketable securities.........     (750)      --        --
    Provision for doubtful accounts...............      379       823       450
    Provision for excess and obsolete inventories.     (115)       32        26
    Changes in working capital:
      Accounts receivable.........................     (322)      267    (3,425)
      Inventories.................................   (1,363)    1,956    (1,810)
      Other current assets........................     (378)      477       451
      Accounts payable............................   (3,980)     (508)    1,653
      Accrued liabilities.........................    3,156     2,485     1,465
      Accrued interest............................      265       (21)    4,203
                                                   --------- --------- ---------
      Net cash provided by operating activities...    9,073    14,744    18,795
                                                   --------- --------- ---------
Cash flows from investing activities:
  Additions to property, plant and equipment......  (21,436)  (23,101)  (27,194)
  Proceeds from sale of property, plant and
   equipment......................................    2,410     2,500       646
  Payment for UK acquisition......................      --        --     (1,463)
  Payment for Rapid Plast acquisition.............      --     (2,138)      --
  Proceeds from short term investments............    1,744       --      1,000
  Payment for short term investments..............      --        --       (994)
  Repayment of notes receivable...................      127       117       262
  Increase (decrease) in other assets.............      777     1,781    (3,528)
                                                   --------- --------- ---------
    Net cash used in investing activities.........  (16,378)  (20,841)  (31,271)
                                                   --------- --------- ---------
Cash flows from financing activities:
  Borrowings under debt arrangements..............   11,473    15,551   115,212
  Repayments of debt arrangements.................   (2,554)  (11,727)  (89,922)
  Payment of loan fees............................      --        (47)   (4,189)
  Sales of common stock...........................      313       319        75
  Increase in notes receivable from shareholders..      (23)      (15)      (63)
  Payments on covenants not to compete............     (682)   (1,347)   (1,602)
  Repurchase of common stock......................   (1,177)     (939)      --
                                                   --------- --------- ---------
    Net cash provided by financing activities.....    7,350     1,795    19,511
                                                   --------- --------- ---------
Effect of exchange rate changes on cash...........       54       (24)       (1)
                                                   --------- --------- ---------
Increase (decrease) in cash and cash equivalents..       99    (4,326)    7,034
Cash and cash equivalents at beginning of period..    3,471     7,797       763
                                                   --------- --------- ---------
Cash and cash equivalents at end of period........   $3,570    $3,471    $7,797
                                                   ========= ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Notes   Cumula-    Net                Total
                                                                                     and      tive   Unreal-             Common
                                                                                    Other   Foreign    ized               Stock
                                                     Class B                       Receiv-  Currency Loss on               and
                                           -----------------------------   Addi-     able    Trans-  Market-              Other
                               Class A        Series 1       Series 2     tional     from    lation    able    Accumu-   Share-
                            -------------- -------------- --------------  Paid-in   Share-  Adjust-   Secur-    lated   holders'
                            Shares  Amount Shares  Amount Shares  Amount  Capital  holders   ments    ities    Deficit   Deficit
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- -------- --------- ---------
Balance, August 31, 1995.       --   $ --   9,225     $9   2,571     $3    $9,205    ($362)     ($8)   $ --    ($2,153)   $6,694
  Conversion of Class B
   shares to Class A.....    2,135      2    (735)    --  (1,400)    (2)       67      --       --       --        --         67
  Issuance of Class B
   Common stock at $4.50
   per share.............       --     --      15     --      --     --         8      --       --       --        --          8
  Exercise of stock
   options...............       --     --       2     --      --     --      --        --       --       --        --        --
  Increase in value of
   stock purchase
   warrants..............       --     --      --     --      --     --      --        --       --       --       (895)     (895)
  Increase in notes
   receivable from
   shareholders..........       --     --      --     --      --     --      --        (63)     --       --        --        (63)
  Net unrealized loss
   on marketable
   securities............       --     --      --     --      --     --      --        --       --      (170)      --       (170)
  Net loss...............       --     --      --     --      --     --      --        --       --       --     (9,442)   (9,442)
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- -------- --------- ---------
Balance, August 31, 1996.    2,135      2   8,507      9   1,171      1     9,280     (425)      (8)    (170)  (12,490)   (3,801)
  Repurchases of common
   stock.................       --     --    (178)    (1)     --     --      (938)     --       --       --        --       (939)
  Exercise of stock
   options...............       --     --     152     --      --     --       319      --       --       --        --        319
  Net loss...............       --     --      --     --      --     --      --        --       --       --     (7,411)   (7,411)
  Increase in value
   of stock purchase
   warrants..............       --     --      --     --      --     --      --        --       --       --     (1,115)   (1,115)
  Increase in notes
   receivable from
   shareholders..........       --     --      --     --      --     --      --        (15)     --       --        --        (15)
  Change in net
   unrealized loss on
   marketable securities.       --     --      --     --      --     --      --        --       --        78       --         78
  Cumulative translation
   adjustment............       --     --      --     --      --     --      --        --      (165)     --        --       (165)
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- -------- --------- ---------
Balance, August 31, 1997.    2,135      2   8,481      8   1,171      1     8,661     (440)    (173)     (92)  (21,016)  (13,049)
  Repurchases of common
   stock.................       --     --    (223)    --      --     --    (1,177)     --       --       --        --     (1,177)
  Issuance of common
   stock.................       --     --      19     --      --     --        94      --       --       --        --         94
  Exercise of stock
   options...............       --     --     359     --      --     --       219      --       --       --        --        219
  Net loss...............       --     --      --     --      --     --      --        --       --       --     (4,411)   (4,411)
  Increase in value
   of stock purchase
   warrants..............       --     --      --     --      --     --      --        --       --       --     (2,284)   (2,284)
  Increase in notes
   receivable from
   shareholders..........       --     --      --     --      --     --      --        (23)     --       --        --        (23)
  Change in net
   unrealized loss on
   marketable securities.       --     --      --     --      --     --      --        --       --        92       --         92
  Cumulative translation
   adjustment............       --     --      --     --      --     --      --        --      (866)     --        --       (866)
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- -------- --------- ---------
Balance, August 31, 1998.    2,135     $2   8,636     $8   1,171     $1    $7,797    ($463) ($1,039)    $--   ($27,711) ($21,405)
                            ======= ====== ======= ====== ======= ====== ========= ======== ======== ======== ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Summary of Significant Accounting Policies:
Nature of Operations:
        Portola Packaging, Inc. and Subsidiaries (the "Company") designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, institutional foods and other non-carbonated beverage products.
The Company's Canadian subsidiaries also design, manufacture and market plastic bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom and Mexico (through a joint venture).
Principles of Consolidation:
        The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Revenue Recognition:
        The Company recognizes revenue upon product shipment.
Cash Equivalents:
        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Inventories:
        Inventories are stated at the lower of cost (first-in, first-out method) or market.
Investments:
        Investments at August 31, 1997 consisted of equity securities in one company. The investments were considered to be available-for-sale and therefore were carried at fair market value. Unrealized holding gains and losses on such securities, were reported net of related taxes as a separate component of common stock and other shareholders' equity
(deficit). Realized gains and losses on sales of all such investments were reported in earnings and computed using the specific cost identification method. The Company realized gains of $750,000 on the sale of securities in March 1998.
Property, Plant and Equipment:
        Property, plant and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives, which range from three to thirty-five years. The cost of maintenance and repairs is charged to income as incurred. Leasehold improvements are amortized on a straight-line basis over their useful lives or the lease term, whichever is shorter (generally five to ten years). When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.
Joint Venture:
        The Company maintains a joint venture and license arrangement in Mexico. This investment, which is included in other assets, is accounted for by the equity method (see Note 15). The Company's share of income (loss) from the joint venture is reflected in operations and is not material.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets:
        Patents and covenants not-to-compete are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally five to thirteen years).
Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions of Nepco, Portola Packaging Canada Ltd., Portola Packaging Ltd. and
Portola Packaging Ltd. (U.K.) (Note 2) is amortized on a straight-line basis over 15, 25, 25 and 5 years, respectively.
Debt Financing Costs:
        Debt financing costs are amortized using the interest method over the term of the related loans.
Research and Development Expenditures:
        Research and development expenditures are charged to operations as incurred.
Income Taxes:
        The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws or rates are enacted.
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Concentrations of Credit Risk and Other Risks and Uncertainties:
        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The
Company's cash and cash equivalents and investments are concentrated primarily in several United States banks. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.
        The Company's products are principally sold to entities in the food and beverage industries in the United States, Canada and the United
Kingdom.  Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant.
        The majority of the Company's products are molded from various plastic resins which comprise a significant portion of the Company's
cost of sales.   These resins are subject to substantial price
fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers would have a material adverse impact on the Company.
Use of Estimates:
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Translation:
        The Company's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the
PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of common stock and shareholders' equity (deficit). Net losses arising from foreign currency transactions for the years ended August 31, 1998, 1997 and 1996 totaled $380,000, $120,000 and $0, respectively.
Computation of Earnings (Loss) Per Common Shares:
        Effective for the quarter ended February 28, 1998, the Company adopted Financial Accounting Standards Board Standard No. 128, "Earnings Per Share", and accordingly has restated earnings per share (EPS) for prior periods from previously reported EPS. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share as their effect is antidilutive.

        The following is a reconciliation of the net loss and the number of shares used in the basic and diluted EPS calculations (in thousands, except per share data):

                                              Year ended August 31,
                                         --------------------------------
                                            1998       1997       1996
                                         ---------- ---------- ----------
Net loss.................................  ($4,411)   ($7,411)   ($9,442)
                                         ========== ========== ==========

Shares used in per share calculations....   11,792     11,766     11,800
                                         ========== ========== ==========

Basic and Diluted EPS....................   ($0.37)    ($0.63)    ($0.80)
                                         ========== ========== ==========


Carrying Value of Long-Lived Assets:
        Long-lived assets, including goodwill related to those assets and goodwill unrelated to specific assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Recent Accounting Pronouncements:
        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. The Company will implement SFAS No. 130 and 131, which require the reporting and display of certain information related to comprehensive income and segment reporting, as required in fiscal year 1999.

        In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosure About Pension and Other Benefits".
 SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It is effective for the Company in fiscal year 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities".
 SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market
values.   It is effective for the Company in fiscal year 2000.

The Company is currently studying the implications of these statements and has not yet determined the impact of adopting such statements on the Company's financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments:
        Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long term debt except for the Senior Notes, approximates fair value. The fair value of the Senior
Notes is estimated to be approximately $94.0 million (see Note 7). Reclassifications:
        Certain prior year balances have been reclassified to conform with the current year financial statement presentation. These reclassifications had no effect on net loss.
2.  Acquisitions:
        On September 1, 1996, the Company completed the acquisition of Rapid Plast for a purchase price of $2.1 million. Rapid Plast was amalgamated with the company formed to acquire the capital stock of Rapid Plast, and now operates under the name Portola Packaging Ltd.
Portola Packaging Ltd. is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The transaction has been accounted for as a purchase and the results of operations subsequent to the acquisition date have been consolidated with the Company.

        Portola Packaging Ltd. is being operated as a "restricted subsidiary" pursuant to the terms of the Senior Revolving Credit Facility and the Senior Note Indenture entered into in October 1995.

        Consideration for the acquisition was allocated as follows (in thousands):

    Consideration for the acquisition was allocated as follows (in thousands):

Total consideration paid...........   $2,138
Fair value of assets acquired......    1,584
                                    ---------
Goodwill...........................     $554
                                    =========

        On September 1, 1995, the Company completed the acquisition of the 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as Portola Packaging Ltd. ("Portola Packaging Ltd. (U.K.)") for a purchase price of approximately $1.5 million. Portola Packaging Ltd. (U.K.) is a British corporation engaged in manufacturing and distributing small closures in the United Kingdom. The transaction has been accounted for as a purchase and results of operations subsequent to the acquisition date have been consolidated with the Company.
        Portola Packaging Ltd. (U.K.) was operated as a "unrestricted subsidiary" pursuant to the terms of the Senior Revolving Credit
Facility and the Senior Note Indenture until fiscal year 1997, when it was designated by the board of directors as a "restricted subsidiary" in accordance with the terms of the same agreements.

        Consideration for the acquisition was allocated as follows (in thousands):

    Consideration for the acquisition was allocated as follows (in thousands):
Total consideration paid...........   $1,463
Fair value of assets acquired......    1,294
                                    ---------
Goodwill...........................     $169
                                    =========

3.  Write-off of Intangibles:
        In the fourth quarter of fiscal 1996, the Company elected early adoption of the provisions of Statement of Financial Accounting Standards Board (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (SFAS 121) issued by the Financial Accounting Standards Board in March 1995. SFAS 121 requires the Company to review for impairment of long-lived assets, certain identifiable

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        This statement requires impairment losses to be recognized for assets that do not have realizable carrying values, and requires valuation of impairments at the lowest level of identifiable cash flows. Previously, the Company evaluated long-lived assets on a divisional or group basis using undiscounted cash flows.
        Due to changes in market conditions in certain markets and manufacturing facilities in 1996, the Company evaluated portions of its goodwill recorded in connection with its previous acquisitions and recorded impairment losses of $421,000 and $2.3 million in fiscal 1996, related to goodwill recorded in the acquisition of Nepco and Portola Packaging Canada Ltd., respectively.
        As a result of the adoption of SFAS 121, the Company undertook a detailed study of its patents and began to evaluate cash flows on an individual product family basis for impairment. Previously, patents were evaluated on a group basis for impairment. This change in methodology was implemented to be consistent with SFAS 121's requirement to evaluate cash flows from intangibles at the lowest identifiable level and resulted in a writedown of $4.5 million in fiscal 1996. The fair value of the patents was estimated using discounted cash flows.
        The effect of adopting SFAS 121 on the financial statements was an increase in fiscal 1996 expenses of $7.3 million. Consistent with the provisions of SFAS 121, the additional expense related to adoption is included in fiscal 1996 results of operations. This writedown had no effect on cash flows from operations or cash available for debt service.
        In fiscal year 1997, the Company also wrote-off $1.7 million of goodwill related to its Portland, Oregon facility, which was closed in February 1997. In addition, in fiscal year 1998, the Company wrote-off
$1.3 million of intangible assets related to the closing of its Fort
Worth, Texas facility effective October 1998. These write-offs are included in restructuring costs in the accompanying consolidated statements of operations.
        SFAS 121 requires ongoing evaluations of impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is at least reasonably possible that future impairments could occur, and those impairments could create a material effect on the financial position and results of operations of the Company.
4. Restructuring:
        The Company took measures to improve productivity and quality in its core business starting in December 1996 when it implemented a restructuring plan which consolidated its separate closure, packaging, and manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and its Bettendorf, Iowa plant in July 1997. The Company recorded a restructuring charge of $4.1 million in fiscal 1997, which consisted primarily of employee severance, impairment loss on intangible assets and loss on property, plant and equipment in connection with this restructuring plan.
        In fiscal year 1998, the Company took further measures to improve profitability and announced staffing reductions and the closing of its Fort Worth, Texas facility effective October 1998. The Company recorded a restructuring charge of $3.1 million in fiscal year 1998, which consisted primarily of impairment loss on intangible assets, loss on property, plant and equipment and employee severance costs.
5.  Inventories (in thousands):
5.  INVENTORIES (in thousands):

                                                 August 31,
                                           -----------------------
                                              1998        1997
                                           ----------- -----------
Raw materials...........................       $5,429      $5,251
Work in process.........................        1,606         442
Finished goods..........................        4,225       4,225
                                           ----------- -----------
                                              $11,260      $9,918
                                           =========== ===========


PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Property, Plant and Equipment (in thousands):

                                                 August 31,
                                           -----------------------
                                              1998        1997
                                           ----------- -----------
Building and land.......................      $21,146     $21,403
Machinery and equipment.................      116,569     100,739
Leasehold improvements..................        4,204       3,713
                                           ----------- -----------
                                              141,919     125,855
Less accumulated depreciation and
  amortization..........................      (56,045)    (46,076)
                                           ----------- -----------
                                              $85,874     $79,779
                                           =========== ===========


Depreciation charged to operations was $12.9 million, $11.8 million and $10.3 million for the years ended August 31, 1998, 1997 and 1996, respectively.

7.  DEBT:

CURRENT PORTION OF LONG-TERM DEBT (in thousands):

                                                 August 31,
                                           -----------------------
                                              1998        1997
                                           ----------- -----------
United Kingdom Term Loan Note...........         $370        $400
Canadian Term Loan Note.................        1,753       1,802
Canadian Revolver Loan Note.............          311         229
Canadian Regional Development Loan......           51          --
Capital Lease Obligations...............          287         224
                                           ----------- -----------
                                               $2,772      $2,655
                                           =========== ===========

LONG-TERM DEBT (in thousands):

                                                 August 31,
                                           -----------------------
                                              1998        1997
                                           ----------- -----------
Senior Notes............................     $110,000    $110,000
Senior Revolving Credit Facility........       15,450       4,358
United Kingdom Term Loan Note...........          370         654
Canadian Term Loan Note.................        1,754       3,963
Canadian Regional Development Loan......          103         233
Capital Lease Obligations...............          259         309
                                           ----------- -----------
                                             $127,936    $119,517
                                           =========== ===========

Senior Notes:
        On October 2, 1995, the Company completed an offering of $110 million of senior notes that mature on October 1, 2005 and bear interest at 10.75%. Interest of approximately $5.9 million is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. The senior notes' indenture contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments,
(iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Revolving Credit Facility:
        Concurrently with the offering of senior notes, in October 1995, the Company entered into a new five-year senior revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, plus net property, plant and equipment, which serve as collateral for the line. The credit facility, which expires September 30, 2000, contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments,
(iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate or the LIBOR loan rate. The interest rate on the facility based on the Bank Prime Loan rate was 9.75% at August 31, 1998.

United Kingdom Term Loan Note:

        Portola Packaging Ltd. (U.K.) entered into a term loan agreement on November 29, 1996 in connection with a joint venture closure development project. The first principal payment was paid on November 29, 1997 in the amount of $400,000. Annual payments of $370,000 are due in fiscal years 1999 and 2000. The term note bears interest at 9%.

Canadian Term Loan Note:
        On June 16, 1995, Portola Packaging Canada Ltd. entered into a $7.0 million term note agreement. Principal payments for the term note are due quarterly, with the next payment due on November 30, 1998 in the amount of $439,000, with final payment due on August 31, 2000. Interest is payable monthly based on the Canadian prime rate and/or bankers acceptances. At August 31, 1998 and 1997, the interest rate was 9.0% and 7.0%, respectively. The loan agreement calls for mandatory prepayments after August 31, 1996, based upon financial calculations including excess cash flow calculations. As of August 31, 1998, based upon the financial calculations, no prepayments were required under the agreement. The agreement also restricts the payment of cash dividends and principal amounts on subordinated debt. At August 31, 1998, Portola Packaging Canada Ltd., had violated certain financial covenants of its debt agreements and is currently in negotiations with the bank regarding the receipt of a waiver.
Canadian Revolver Loan Note:
        Concurrently with entering into the Canadian term loan note, Portola Packaging Canada Ltd. entered into a revolving credit facility to finance working capital requirements. The facility, which expires
August 31, 2000, provides for borrowings based on eligible accounts receivable and inventories up to the commitment amount of $1.9 million.
 The principal is payable upon demand. A standby fee is payable on the facility based upon the total commitment amount less the balance outstanding at a variable standby fee rate. The standby fee rate at August 31, 1998 was 0.25% per year. In addition, interest is payable monthly based on the Canadian prime rate and/or bankers acceptances. At August 31, 1998 and 1997, the interest rate was 8.75% and 6.0%, respectively. At August 31, 1998, Portola Packaging Canada Ltd., had violated certain financial covenants of its debt agreements and is currently in negotiations with the bank regarding the receipt of a waiver.
Canadian Regional Developmental Loan:
        On September 1, 1996, Portola Packaging Ltd. assumed a $233,000 development loan from the Federal Office of Regional Development, in conjunction with the acquisition of Rapid Plast. The note is non-interest bearing, and is payable in eight semi-annual equal payments of $25,750 beginning in February 1998.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations:
        The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations (in thousands):

                                                 August 31,
                                           -----------------------
                                              1998        1997
                                           ----------- -----------
Equipment...............................         $975        $663
Less accumulated amortization...........         (283)       (144)
                                           ----------- -----------
                                                 $692        $519
                                           =========== ===========

Extraordinary Item:
      In connection with the Company's early extinguishment of debt in fiscal 1996, certain costs, consisting primarily of loan fees of approximately $2.1 million were written-off. These transactions have been reported as an extraordinary item in the 1996 consolidated statement of operations, net of an income tax benefit of approximately $845,000.
Aggregate Maturities of Long-Term Debt:
        The aggregate maturities of long-term debt as of August 31, 1998 are as follows (in thousands):

      Fiscal Years Ending August 31,          Total
------------------------------------------ -----------
  1999...................................      $2,772
  2000...................................       2,341
  2001...................................      15,582
  2002...................................           9
  2003...................................           4
  Thereafter.............................     110,000
                                           -----------
                                             $130,708
                                           ===========

8.  Other Long-Term Obligations:
        The Company has incurred certain liabilities in connection with agreements entered into, which include provisions for guaranteed bonuses and covenants not-to-compete, and development grants as follows (in thousands):

                                                 August 31,
                                           -----------------------
                                              1998        1997
                                           ----------- -----------
Covenants under the acquisition of Nepco..     $1,064      $1,634
Covenants under the purchase of Portola
  Packaging Canada, Ltd...................         --         660
United Kingdom Development Grant..........        609         693
                                           ----------- -----------
Total obligations.........................      1,673       2,987
Less current portion (included in
  accrued liabilities)....................       (896)     (1,444)
                                           ----------- -----------
                                                 $777      $1,543
                                           =========== ===========

9.  Commitments and Contingencies:
        The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities' leases, the Company is responsible for common area maintenance expenses which include taxes, insurance, repairs and other operating costs.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At August 31, 1998, future minimum rental commitments under agreements with terms in excess of twelve months were as follows (in thousands):

      Fiscal Years Ending August 31,          Total
------------------------------------------ -----------
  1999...................................      $1,219
  2000...................................       1,115
  2001...................................         839
  2002...................................         839
  2003...................................         839
  Thereafter.............................       7,119
                                           -----------
                                              $11,970
                                           ===========

        Base rent expense for the years ended August 31, 1998, 1997 and 1996 totaled $1.7 million, $1.9 million and $1.8 million, respectively, of which $0, $0 and $291,000 was paid to Three Sisters (Note 15) for the years ended August 31, 1998, 1997 and 1996, respectively.
        The Company was previously engaged in patent litigation with Scholle Corporation ("Scholle"), which commenced an action against the Company in the United States District Court, Northern District of California in
July 1992 alleging that the Company infringed upon certain patents of Scholle relating to five-gallon non-spill closures. In February 1995, a jury rendered a verdict adverse to the Company and in favor of Scholle, which verdict was entered by the court on January 2, 1996, making the Company liable for damages of $0.01 per closure unit sold. In June
1996, the Company entered into a settlement agreement with Scholle, the terms of which provide for the grant by Scholle of a non-exclusive license to use certain of its patents and the payment by the Company of a royalty in the amount of $0.01 per five gallon non-spill closure unit.
 The Company remained liable for damages of $0.01 per closure unit sold prior to the date of execution and delivery of the settlement agreement, plus interest at a rate of 10% on all past due amounts. The Company made a payment of $1.7 million to Scholle on July 1, 1996 in settlement of all amounts due, including interest, through May 31, 1996. Such amount had been previously accrued in the Company's financial statements.

        The Company and certain of its subsidiaries are currently engaged in other patent infringement litigation with four parties who are seeking to have the court declare certain patents owned by the Company and such subsidiaries invalid. Two of these parties have also included allegations of anti-trust violations in their complaints. The Company believes that its patents and the patents of its subsidiaries are valid and is contesting these allegations vigorously. There can be no assurance, however, that the Company and its subsidiaries will be successful in their defense of these matters. The Company is also party to a number of other lawsuits and claims arising out of the normal course of business.

        While there can be no assurances, management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.


10.  Redeemable Warrants:
        The Company has outstanding two warrants to purchase an aggregate of 2,492,741 shares of its Class A Common Stock which are held by certain of the Company's shareholders and senior lenders. A warrant to purchase 2,052,526 shares of common stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain antidilution provisions. After June 30, 1999, if the Company has not completed an initial public offering of its common stock, the warrant holder may require the Company to purchase the warrant at a price equal to the higher of the current fair value per share of the Company's common stock or an amount computed under an earnings formula in the warrant agreement. The purchase obligation may be suspended under certain circumstances including restrictions on such payments as specified in the senior credit agreements. After December 31, 2001, the Company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company's common stock or an amount computed under an earnings formula in the warrant agreement

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The earnings formula is based on income before interest, taxes and debt outstanding to calculate an estimated value per share. At August 31, 1998, 1997 and 1996 the accretion was determined using the fair market value of the common stock.

        A second warrant to purchase 440,215 shares of Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2004. After August 1, 2001, if the Company has not completed an initial public offering of its common stock, the holder may require the Company to purchase its warrant at a price equal to the higher of the current fair value price per share of the Company's common stock or the net book value price per share of the Company's common stock or the net book value per share as computed under a valuation formula set forth in the warrant. The purchase obligation may be suspended under certain circumstances including restriction on such payments as specified in the Company's senior credit agreements. On or after August 1, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company's common stock or the net book value per share. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate an estimated value per share. At August 31, 1998, 1997 and 1996, the accretion was determined using the fair value of the common stock.

        Generally accepted accounting principles require that an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant be accreted over the period of the warrant. At August 31, 1998, the estimated redemption value of the warrants exceeds their carrying value. The difference is being charged to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. Charges to accumulated deficit related to the warrants amounted to $2.3 million, $1.1 million and $895,000 during the years ended August 31, 1998, 1997 and 1996, respectively.

11.  Shareholders' Equity (Deficit):
Class A and B Common Stock :
        The Company has authorized 5,203,000 shares of Class A Common Stock, of which 2,492,741 shares are reserved for the warrants described in
Note 10. Class A common shareholders are not entitled to elect members of the Board of Directors. In the event of an aggregate public offering exceeding $10 million, the Class A and Class B, Series 2 Common Stock is automatically converted into Class B, Series 1 Common Stock, based on a one to one ratio. The Class B common shareholders have the right to elect members of the Board of Directors, with the holders of Series 1 having one vote per share, and the holders of Series 2 having a number of votes equal to the number of shares into which the Series 2 shares are convertible into Series 1 shares.
        In the event of liquidation or dissolution in which the value of the Company is less than $1.75 per share of common stock, the holders of Class B, Series 2 will receive 60% of the proceeds until they have received $1.75 per share. All other amounts available for distribution shall be distributed to the Class B, Series 1 and Series 2 holders pro rata based on the number of shares outstanding. If the value of the Company is greater than or equal to $1.75 per share, the holders of all classes of common stock are entitled to a pro rata distribution based on the number of shares outstanding.
        The Company is required to reserve shares of Class B, Series 1 stock for the conversion of Class A and Class B, Series 2 into Class B,
Series 1 Common Stock.
Directors' Agreements:
        The Company entered into Directors' Agreements dated September 1989, as amended in January 1990 and August 1991, with certain directors who are also shareholders of the Company. The agreements provide that the Company is to pay up to $22,000 per year to each individual for serving as a director, and granted each director the right to purchase up to 22,000 shares per year of Class B, Series 1 Common Stock at $1.00 per share through fiscal 1992. In October 1990, the Company entered into a Director's Agreement with another director, who is also a shareholder of the Company. The agreement provides that the Company is to pay up to $22,000 per year for services as a director. In January 1996, the Company began paying an additional $4,000 per year to directors who serve as

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

members and alternates of committees. The Board of Directors currently has two committees, the audit committee and the compensation committee. In May 1996, the Company entered into a Director's Agreement with another director, who is also a shareholder of the Company, providing for the payment by the Company of up to $22,000 per year for services as a director. During the years ended August 31, 1998, 1997 and 1996, the Company paid $223,000, $230,000 and $96,000, respectively, in director fees and related expenses.

Stock Option Plan:

        The Company has reserved 2,866,200 and 2,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company's 1988 and 1994 stock option plans, respectively. Under both plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company's stock at the date of grant for non-qualified options and not less than 100% of the fair market value of the Company's stock at the date of grant for incentive options.

Aggregate option activity is as follows (in thousands, except per share data):

                                                         Options Outstanding
                                                       -----------------------
                                                                    Weighted
                                                                     Average
                                            Available   Number of   Exercise
                                            for Grant    Shares       Price
                                           ----------- ----------- -----------
Balances, August 31, 1995................         734       1,512       $1.96
  Granted................................        (622)        622       $4.60
  Exercised..............................          --          (2)      $4.00
  Canceled...............................          48         (48)      $4.31
                                           ----------- -----------
Balances, August 31, 1996................         160       2,084       $2.69
  Reservation of shares..................       1,000          --
  Granted................................        (242)        242       $4.87
  Exercised..............................          --        (152)      $2.10
  Canceled...............................         360        (360)      $3.94
                                           ----------- -----------
Balances, August 31, 1997..........             1,278       1,814       $2.78
  Granted................................        (764)        764       $5.29
  Exercised..............................          --        (359)      $0.61
  Canceled...............................         234        (234)      $2.85
                                           ----------- -----------
Balances, August 31, 1998................         748       1,985       $4.14
                                           =========== ===========

        At August 31, 1998, 1997 and 1996, vested options to purchase approximately 802,000, 1.1 million and 1.1 million shares, respectively, were unexercised.
        During fiscal year 1998 eight employees of the Company, including three executive officers, namely Laurie D. Bassin, Douglas L. Cullum and Rodger A. Moody, exercised an aggregate of 359,000 stock options at an excercise price of $0.61 per share under the Company's 1988 Stock Option Plan. 40,000, 55,000 and 40,000 option shares were exercised by Ms. Bassin and Messrs. Cullum and Moody, respectively. Pursuant to a procedure authorized by the Board of Directors for select holders of options granted under the 1988 Stock Option Plan, the option holders elected a cashless exercise of the options whereby shares previously owned by the optionees or shares acquired by the optionees upon exercise of the options were surrendered to satisfy withholding taxes and the exercise cost of the shares.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes information about fixed stock options outstanding at August 31, 1998 (shares in thousands):

                             Options Outstanding          Options Exercisable
                      ---------------------------------- ----------------------
                                   Weighted
                                    Average
                                   Remaining   Weighted               Weighted
                                  Contractual  Average                Average
      Range of          Number       Life      Exercise    Number     Exercise
   Exercise Prices    Outstanding   (Years)     Price    Exercisable   Price
--------------------- ----------- ----------- ---------- ----------- ----------
  $0.61 -  $  1.75           340        2.91      $1.31         340      $1.31
  $2.50 -  $  3.75           180        5.87       2.85         162       2.79
  $4.00 -  $  5.25         1,465        9.61       4.95         326       4.49


        The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation". Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the pro forma net income would have been reported as follows (in thousands):

                                              1998        1997        1996
                                           ----------- ----------- -----------
Net loss as reported......................    ($4,411)    ($7,411)    ($9,442)
Net loss--proforma........................    ($4,696)    ($7,561)    ($9,487)
Net loss per share as reported............     ($0.37)     ($0.63)     ($0.80)
Net loss per share--proforma..............     ($0.40)     ($0.64)     ($0.80)

        These results are not likely to be representative of the effects on reported net income (loss) for future years.
The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996:

                                              1998        1997        1996
                                           ----------- ----------- -----------
    -   Risk-free Interest Rate..........        5.62%       6.13%       6.12%

    -   Expected Life....................     5 years     5 years     5 years

    -   Volatility.......................       n/a         n/a         n/a

    -   Dividend Yield...................        --          --          --


The weighted average fair value per share of those options granted in 1998, 1997 and 1996 was $4.02, $3.62 and $3.42, respectively.
12.  Employee Benefit Plans:
        The Company maintains a defined contribution plan which covers all full time employees of the Company who are age twenty-one or older, have completed one year of service and are not covered by a collective bargaining agreement. Profit sharing contributions are at the discretion of the Board of Directors and amounted to $117,000 $203,000 and $661,000 for the years ended August 31, 1998, 1997 and 1996, respectively. Administrative expense in connection with the plan amounted to $10,000, $16,000 and $47,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

        The Board of Directors approved an Employee Stock Purchase Plan (the
ESPP) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25,000 in any calendar year. The participant's purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period. The Plan shall continue until terminated by the Board of Directors, until all of the share

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reserved for issuance under the Plan have been issued or until January 1, 2007, whichever shall first occur. Shares purchased under the Plan are issued by the Company once a year, at calendar year end. As of December 31, 1997, 13,203 shares had been issued to employees under the Plan at an aggregate purchase price of $59,000.

13.  Income Taxes:

        Income tax provision (benefit), excluding extraordinary items, for each of the three years ended August 31, 1998 consisted of the following (in thousands):

                                               Years Ended August 31,
                                         -----------------------------------
                                            1998        1997        1996
                                         ----------- ----------- -----------
Current:
  Federal...............................       $237        $118        $747
  State.................................         38          14         187
  Foreign...............................        --          --           26
                                         ----------- ----------- -----------
                                                275         132         960
                                         ----------- ----------- -----------
Deferred:
  Federal...............................       (737)       (522)       (392)
  State.................................       (109)       (242)        260
  Foreign...............................        --          --           37
                                         ----------- ----------- -----------
                                               (846)       (764)        (95)
                                         ----------- ----------- -----------
                                              ($571)      ($632)       $865
                                         =========== =========== ===========

        A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

                                               Years Ended August 31,
                                         -----------------------------------
                                            1998        1997        1996
                                         ----------- ----------- -----------
Federal statutory rate (benefit)........      -34.0%      -34.0%      -34.0%
State taxes.............................       -4.0%       -5.2%       -5.1%
Nondeductible amortization and
  depreciation..........................       19.0%       13.3%       46.2%
Nondeductible permanent items...........        2.0%        0.9%        0.7%
Foreign losses without tax benefit......        3.0%       12.2%       --
Other...................................        3.0%        4.9%        4.0%
                                         ----------- ----------- -----------
Effective income tax rate...............      -11.0%       -7.9%       11.8%
                                         =========== =========== ===========

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax liabilities are as follows (in thousands):

                                               August 31,
                                         -----------------------
                                            1998        1997
                                         ----------- -----------
Deferred tax assets:
  Federal credits.....................         $240        $240
  Accounts receivable.................          362         417
  Intangible assets...................          561         710
  Other liabilities...................        2,376       1,262
                                         ----------- -----------
    Total assets......................        3,539       2,629
                                         ----------- -----------

Deferred tax liabilities:
  Property, plant and equipment.......        7,615       7,550
  Foreign taxes, net..................           74          75
                                         ----------- -----------
    Total liabilities.................        7,689       7,625
                                         ----------- -----------
  Net deferred tax liabilities........       $4,150      $4,996
                                         =========== ===========

14.  Export Sales and Geographical Information:
        Export sales from the United States to unaffiliated customers were $9.4 million, $12.0 million and $17.6 million for the years ended
August 31, 1998, 1997 and 1996, respectively. Export sales are predominantly to North America, Europe, the Middle East and the Pacific Rim. During fiscal 1998, export sales to North America, South America, Europe, the Middle East and the Pacific Rim accounted for 27%, 24%,
19%, 5% and 25% of total export sales, respectively.
         Summarized data by geographic area for fiscal years 1998, 1997 and 1996 is as follows (in thousands):
  Summarized data by geographic area for fiscal 1998, 1997 and 1996 is as follows(in thousands):

                                      United                       Elimina-
                                      States    Canada    Europe     Tions     Total
                                     --------- --------- --------- --------- ---------
Revenues...................  1998    $145,098   $20,138   $16,767   ($5,769) $176,234
                               1997   144,010    16,484    12,704    (2,755)  170,443
                               1996   145,614    10,303     5,695    (2,150)  159,462

Income (loss) from
  operations...............  1998       7,745      (622)      544       --      7,667
                               1997     6,817      (992)     (309)      --      5,516
                               1996     8,301    (1,476)   (1,645)      --      5,180

Identifiable assets........  1998     134,552    15,414    17,140   (18,246)  148,860
                               1997   130,600    15,116    14,126   (11,556)  148,286
                               1996   142,084    11,040     4,648    (5,545)  152,227


15.  Related Party Transactions:
        As of August 31, 1998 and 1997, the Company maintained $3.0 million in a United States Bank to collateralize a bank loan by a Mexican bank to the Company's 50% joint venture in Mexico (Portola Packaging Mexico or PPI Mexico). The Company's joint venture partner (Partner) has guaranteed to repay 50% of the loan balance ($1.5 million) to the Company in the event PPI Mexico is unable to repay the loan. The
Partner has collateralized this guarantee by pledging 25% of its stock interest in PPI Mexico. The loan matured on November 6, 1998 and was not repaid by PPI Mexico. The Company, the Partner and the banks are in the process of extending the due date of the loan to November 30, 1998 or beyond. Currently, the Company and the Partner are discussing various alternatives regarding the loan and their investment in PPI
Mexico, including the possibility of converting the

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 loan to an additional equity interest in PPI Mexico. Accordingly, the $3.0 million is included in other non-current assets in the consolidated balance sheets.

        In addition to a base salary of $12,000, the Company paid $253,000 and $146,000 for the years ended August 31, 1998 and 1997, respectively, to Themistocles G. Michos, Vice President and General Counsel of the
Company, for legal services rendered.
        The Company paid $249,000, $608,000 and $618,000, for the years ended August 31, 1998, 1997 and 1996, respectively, to a law firm for legal services rendered. A general partner of the aforementioned firm,
Timothy Tomlinson, is also a director and secretary of the Company.
        The Company paid $42,000 for the years ended August 31, 1998, 1997 and 1996 to a corporation for management fees. A shareholder of the aforementioned corporation, Jack L. Watts, is also an officer, a director and significant shareholder of the Company.
        The Company had amounts receivable from an officer and director, Jack
L. Watts, at an interest rate of 10%, which amounted to $463,000,
$424,000 and $404,000 as of August 31, 1998, 1997 and 1996.
        On March 31, 1997, LJL Cordovan Partners, L.P., an entity controlled by Jack L. Watts, transferred 10,000 shares of Class B Common Stock,
Series 1, to Jeffrey D. Pfeffer, Ph.D., a director of the Company, at a price per share of $5.25.
        The Company had amounts receivable from the non-consolidated affiliated companies which amounted to $729,000, $85,000 and $358,000 as of August 31, 1998, 1997 and 1996, respectively.
        In fiscal year 1996, the Company purchased its San Jose facilities from Three Sisters Ranch Enterprises (Three Sisters) for $7.2 million. Certain general partners in Three Sisters are also minority shareholders in the Company (less than 5%).

        On February 14, 1997, the Company redeemed 95,238 shares of Class B Common Stock, Series 1 held of record by LJL Cordovan Partners, L.P., an entity controlled by Jack L. Watts. The redemption price paid by the Company was $5.25 per share.


16. Supplemental Cash Flow Disclosures:
        The Company paid $48,000 and $1.7 million in income taxes during the years ended August 31, 1998 and 1996, respectively. The Company was refunded $36,000 of income taxes during the year ended August 31, 1997.
        The Company paid $13.1 million, $13.1 million and $9.6 million in interest during the years ended August 31, 1998, 1997 and 1996, respectively.
        During fiscal years 1998, 1997 and 1996, the Company acquired $328,000, $436,000 and $346,000, respectively, of equipment under capital lease.
        During fiscal 1998, 1997 and 1996, the Company wrote-off fully depreciated property, plant and equipment totaling $1.9 million , $2.6 million and $3.3 million, respectively.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsidiaries
        Under the terms of the indenture governing the senior notes (Note 7), the Company must designate subsidiaries as restricted or unrestricted subsidiaries. Included in the indenture are formulas required to be met prior to reclassification of a subsidiary. Unrestricted subsidiaries do not guarantee the senior notes and are allowed to borrow money from third parties, but there are restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries.
Restricted subsidiaries guarantee the senior notes and have some restrictions on borrowing money, but there are fewer restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Portola Packaging Canada Ltd. (western Canada) is an unrestricted subsidiary; Portola Packaging Ltd. (eastern Canada) and
Portola Packaging Ltd. (U.K.) have been restricted subsidiaries since fiscal year 1997. The table below provides consolidating financial information for the years ended August 31, 1998 and 1997 (in thousands):

                                                     Unre-      Re-
                                                   stricted  stricted              Total
                                          Parent    Subsi-    Subsi-   Elimina-   Consol-
                                          Company   diares    diares     Tions    idated
                                         --------- --------- --------- --------- ---------
Statement of operations data:
  Sales  ....................      1998  $145,098   $12,711   $24,194   ($5,769) $176,234
                                   1997   144,010    10,411    18,777    (2,755)  170,443

  Gross Profit...............      1998    32,800     1,182     1,538      --      35,520
                                   1997    31,978     1,620     1,527      --      35,125

  Income (loss) from
    operations.................    1998     7,745      (221)      143      --       7,667
                                   1997     6,816      (459)     (841)     --       5,516

Balance sheet data:
  Cash and cash equivalents..      1998     2,376      (802)    1,996      --       3,570
                                   1997     2,528      (649)    1,592      --       3,471

  Current assets.............      1998    35,637     2,654     9,545    (6,247)   41,589
                                   1997    32,113     1,653     7,555    (1,076)   40,245

  Total Assets...............      1998   134,552     7,643    24,911   (18,246)  148,860
                                   1997   131,679     9,649    20,033   (13,075)  148,286

  Current Liabilities........      1998     6,662     7,164    19,348    (6,247)   26,927
                                   1997    11,254     5,949    12,445    (1,076)   28,572

  Total Liabilities..........      1998   138,968     8,991    20,594    (6,247)  162,306
                                   1997   132,556     9,995    14,185    (1,076)  155,660

Cash flow data:
  Operating activities.......      1998     1,044     1,249     6,780      --       9,073

  Investing activities.......      1998   (10,643)      161    (5,896)     --     (16,378)

  Financing activities.......      1998     9,447    (1,620)     (477)     --       7,350

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The current directors and executive officers of the Company are as follows:

                                Years
                                With
                                Com-
           Name            Age  pany                   Position
-------------------------- ---- ----- ------------------------------------------
Jack L. Watts.............  50    12  Chairman of the Board and Chief Executive
                                      Officer
Laurie D. Bassin..........  49    12  Vice President Corporate Development
Douglas L. Cullum.........  44    12  President, North American Operations
E. Scott Merritt..........  43     3  Vice President, U.S. Operations
Themistocles G. Michos....  66     2  Vice President and General Counsel
Rodger A. Moody...........  45    23  Vice President, International Sales
Robert L. Plummer.........  39     4  President, International Division
James A. Taylor...........  52     0  Vice President, Finance, Chief Financial
                                      Officer
Christopher C. Behrens....  37     4  Director
Jeffrey Pfeffer, Ph.D.(1).  52     2  Director
Timothy Tomlinson(1)(2)...  48    12  Secretary and Director
Larry C. Williams(1)(2)...  49     9  Director

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

        Ms. Bassin has been Vice President, Corporate Development of the Company since February 1993. From August 1986 to February 1993, she was Director of Marketing of the Company. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

        Mr. Cullum has been President, North American Operations since March 1997. From April 1996 to March 1997, he was President of the Packaging Division of the Company. He was Vice President, Manufacturing Technology of the Company from November 1994 to April 1996. He joined the Company in 1986 and became Vice President, Operations of the Cap Snap Division in April 1987.

        Mr. Merritt has been Vice President, US Operations since July 1997. He was Vice President of Manufacturing Technology from April 1996 to
July 1997. He was President and General Manager, Fitment Equipment from February 1995 until April 1996. From August 1992 to February 1995, he was an Advisor, General Assembly for New United Motor
Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota. From 1978 to August 1992, he was employed by General Motors of Canada, Ltd., where he held various positions, most recently as Manufacturing Superintendent, Components Plant.

        Mr. Michos has been Vice President and General Counsel since November 1996. Prior to that time, he was a partner in the law firm of Collette
& Erickson LLP.

        Mr. Moody has been Vice President, International Sales since January of 1997. He was Managing Director, International Division of the Company from October 1994 to January 1997. He has been with the Company since
1975 and has worked in a variety of functional areas, including production, administration, marketing/sales, equipment and general management.

        Mr. Plummer has been President of the International Division since July 1997. He was President, Dispensing Closure Products and U.S.
Closure Manufacturing Division from  August 1996 to July 1997. From
May 1994 to April 1996, he was Vice President and General Manager, Equipment Division of the Company. In addition, he assumed responsibilities as President, Nepco Division in September 1995, a position he held through August 1996. From May 1989 to May 1994 he was employed by General Motors Corporation; from February 1993 to May 1994 as an Assembly Advisor for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota, and from May 1989 to February 1993 as Product Manager of the Harrison Division of General Motors Corporation, which produces automotive engine cooling and heating, ventilating, and air conditioning systems.

        Mr. Taylor has been Vice President and Chief Financial Officer of the Company since July 1998. From February 1996 to July 1998, he was Vice President, Finance and Treasurer at Seagate Technologies, Inc., an
international manufacturer and distributor of computer disk drives.   He
joined Seagate Technologies following its acquisition of Conner
Peripherals, Inc. where he had been Vice President and Treasurer from December 1993 through February 1996. Conner also manufactured and distributed computer disk drives globally.

        Mr. Behrens has been a director of the Company since June 1994. He has been an officer of The Chase Manhattan Bank, N.A. since 1986 and an officer of Chase Capital Partners (the private equity affiliate of Chase Manhattan Corp.) since 1990. Mr. Behrens is a director of The
Pantry, Inc. and numerous private companies.

        Dr. Pfeffer has been a director of the Company since May 1996. He has been a professor in the Graduate School of Business at Stanford
University since 1979, except for the 1981-1982 academic year, when he served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at the Harvard Business School, and currently holds the Thomas D. Dee Professor of Organizational Behavior chair. Dr. Pfeffer is a director of SonoSight, a publicly traded company and Resumix, a privately held company.

        Mr. Tomlinson has been Secretary and a director of the Company since January 1986. He also serves as a director of Oak Technology, Inc., a designer and marketer of multimedia semiconductors and related software, and of VeriSign, Inc. a provider of digital certificate services and products for electronic commerce. Mr. Tomlinson is a director of several private companies as well. He has been a partner in the law firm of Tomlinson Zisko Morosoli & Maser LLP since 1983.

        Mr. Williams has been a director of the Company since January 1989. He co-founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

        Each director listed above was elected at the Company's Annual Meeting of Shareholders held in January 1998 and will serve until his successor has been elected and qualified or until his earlier resignation or removal.

Compliance Under Section 16(a) of the Securities Exchange Act of
1934

        The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
Accordingly, no persons are presently required to file reports with the SEC pursuant to Section 16(a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

        The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended August 31, 1998, 1997 and 1996 by the Company's
Chief Executive Officer and the Company's five other most highly compensated executive officers during fiscal 1998 (together, the "Named Officers").
                           SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                                                         Compensation Awards
                                                                       ----------------------
                                             Annual Compensation         Other                   All
                                         ----------------------------    Annual   Securities    Other
                                                                        Compen-   Underlying   Compen-
      Name and Principal Position          Year    Salary   Bonus(1)   sation(2)    Options   sation(3)
---------------------------------------- -------- --------- ---------  ---------- ----------- ---------
Jack L. Watts .........................     1998  $299,988   $13,125     $41,800      50,000      --
  Chairman of the Board and                 1997   294,820    86,418      41,800       --        2,850
  Chief Executive Officer                   1996   269,348    37,500      50,493     100,000     3,600

Douglas L. Cullum .....................     1998   203,893    37,500       --         56,736      --
  President, North American Operations      1997   166,347    35,000       --         50,000     2,850
                                            1996   149,093     7,500       --         20,000     3,600

Joseph T. Mayernick (4)................     1998   185,000    84,688       --        150,000     2,492

Robert L. Plummer .....................     1998   164,319     3,375       --          --         --
  President, International Division         1997   159,581    10,000       --          --        3,550
                                            1996   152,137     8,750       --         10,500     3,600

E. Scott Merritt ......................     1998   150,330     2,625       --         30,000      --
  Vice President, U.S. Operations (5)       1997   143,077    20,000       --          --        2,850
                                            1996   154,631    11,650       --         20,000     1,500

Rodger A. Moody .......................     1998   138,991     3,375        --        10,000      --
  Vice President, International             1997   134,038    20,000        --         --        4,250
  Sales                                     1996   124,269    39,940        --         --        1,500

------------------------
(1) With respect to each fiscal year, bonuses paid each year are for services rendered in the prior fiscal year, except for Mr. Mayernick. With respect to fiscal year 1998, all bonuses relate to profit sharing distributions, except for Mr. Mayernick and $30,000 related to Mr. Cullum.

(2) With respect to each fiscal year, includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI Management
Inc., a corporation of which Mr. Watts is the sole shareholder and employee.

(3) Represents a Company profit-sharing contribution of up to $2,100 for fiscal 1997 and 1996 and a Company 401(k) matching contribution of up to $1,500 for fiscal 1997 and 1996. Also includes $700 travel allowance with respect to Mr. Plummer and Mr. Moody for fiscal 1997.

(4) Mr. Mayernick joined the Company in August 1997 as Vice President, Finance and Chief Financial Officer, and received $50,000 as a bonus at that time. Also includes $2,492 car allowance and $34,688 profit bonus with respect to Mr. Mayernick for fiscal 1998. He recently resigned his duties as Vice President, Finance and Chief Financial Officer and is employed by the Company in another capacity.

(5) Includes $7,200 in housing allowance with respect to Mr. Merrit for the fiscal year 1996

        The following table sets forth information concerning individual grants of stock options made during fiscal year 1998 to the Named
Officers.

    The following table sets forth information concerning individual grants of stock options made during fiscal year 1998 to the Named Officers.

                          OPTION GRANTS IN FISCAL 1998

                                        % of
                                       Total                           Potential Realizable
                                      Options                           Value at Assumed
                          Number of   Granted                          Annual Rates of Stock
                          Securities     to     Exercise              Price Appreciation for
                          Underlying Employees   or Base    Expir-       Option Term
                           Options   in Fiscal    Price      ation    ---------------------
          Name            Granted(1)    Year    ($/SH)(2)    Date       5%($)    10%($)(3)
------------------------- ---------- ---------- --------- ----------- ---------- ----------
Jack L. Watts ..........     50,000        6.7%    $5.78    11/09/07   $138,835   $392,107
Douglas L. Cullum ......     56,376        7.6%     5.25    03/31/08    187,325    474,719
Joseph T. Mayernick ....    150,000       20.0%     5.25    09/26/07    495,254  1,255,072
Robert L. Plummer ......      --         --        --         --          --         --
E. Scott Merritt .......     30,000        4.0%     5.25    03/31/08     99,050    251,014
Rodger A. Moody ........     10,000        1.3%     5.25    03/31/08     33,017     83,671



------------------------
(1) The options were granted under the Company's 1994 Stock Option Plan. The options become exercisable for 20% of the shares on the first anniversary of the date of grant and the balance vests 5% for each calendar quarter of the individual's employment thereafter.

(2) Except for Jack Watts, the exercise price on the date of grant was equal to 100% of the fair market value as determined by the Board of Directors on the date of grant. Mr. Watts' options were granted at 110% of fair market value or $5.78.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price.


        The following table sets forth certain information regarding option exercises during fiscal year 1998 and the number of shares covered by both exercisable and unexercisable stock options as of August 31, 1998 for each of the Named Officers.

  AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

                           Shares                Number of Securities         Value of Unexercised
                          Acquired              Underlying Unexercised        In-the-Money Options
                             on               Options at August 31, 1998      at August 31, 1998(1)
                          Exercise    Value   ---------------------------  ---------------------------
Name                         (2)    Realized  Exercisable   Unexercisable  Exercisable   Unexercisable
------------------------- --------- --------- ------------  -------------  ------------  -------------
Jack L. Watts..........       --        --         40,000        110,000       $12,000        $18,000
Douglas L. Cullum......     55,000  $255,200       18,000        108,736         6,000          9,000
Joseph T. Mayernick....       --        --           --          150,000          --            --
Robert L. Plummer......       --        --         70,600         33,900       137,150         48,225
E. Scott Merritt.......       --        --         36,000         54,000        37,750         27,250
Roger A. Moody.........     40,000   185,600         --           10,000          --            --


------------------------
(1) The value of an "in-the-money" option represents the difference between the estimated fair market value of the underlying securities at August 31, 1998 of $5.25 per share, as determined by the Company's Board of Directors, minus the exercise price of the option.
(2) Shares were acquired via a cashless exercise of options at an option price of $0.61 per share.

Director Compensation

        Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives as compensation for his services as a director $2,500 per quarter, and $2,000 for each meeting of the Board attended, and is reimbursed for his reasonable expenses in attending Board meetings up to $22,000 per year. None of the other Board members is compensated as such. Mr. Williams receives an annual retainer for his services as a member of the Audit Committee of the Board in the amount of $4,000, which is paid on a quarterly basis. Mr. Tomlinson receives an annual retainer for his services as an alternate member of the Audit Committee of $4,000 paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000 paid on a quarterly basis.

Employment and Change of Control Arrangements

        Certain of the stock option agreements entered into pursuant to the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a "change in control," as defined in such stock option agreements. In this regard, certain options granted to Dr. Pfeffer and each of Messrs. Tomlinson, Watts and Williams in fiscal year 1998 and in prior years, provide for acceleration of vesting upon a change of control of the Company.

        In addition, certain options granted in fiscal 1998 to Mr. Mayernick, the former Chief Financial Officer of the Company, provide for acceleration of vesting upon a change in control of the Company.
Further, the terms of Mr. Mayernick's employment with the Company provide for certain payments to be made to Mr. Mayernick upon a change in control of the Company.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The following table sets forth certain information with respect to beneficial ownership of each class of the Company's voting securities as of October 30, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of such class, (ii) each director,
(iii) each Named Officer and (iv) all executive officers and directors as a group. The Company's equity securities are privately-held and no class of voting securities of the Company is registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

                                                                      Amount and
                                                                      Nature of    Percent
                                            Name and Address of       Beneficial     of
Title of Class(1)                            Beneficial Owner        Ownership(2) Class(2)
-------------------------------------- ----------------------------- ------------ ---------
Class B Common Stock, Series 1.....    Jack L. Watts(3)                3,847,963      39.0%
Class B Common Stock, Series 1.....    Christopher C. Behrens(4)       1,553,333      15.8%
Class B Common Stock, Series 1.....    Chase Manhattan Capital
                                        Corporation(5)                 1,552,333      15.8%
Class B Common Stock, Series 2.....    Christopher C. Behrens(6)         815,715       8.3%
Class B Common Stock, Series 2.....    Chase Manhattan Capital
                                        Corporation(5)                   815,715       8.3%
Class B Common Stock, Series 1.....    Gary L. Barry(7)                  607,965       6.2%
Class B Common Stock, Series 1.....    Timothy Tomlinson(8)              238,984       2.4%
Class B Common Stock, Series 1.....    Robert L. Plummer(9)               88,525       *
Class B Common Stock, Series 1.....    Roger A. Moody (10)                84,329       *
Class B Common Stock, Series 1.....    Larry C. Williams(11)              71,871       *
Class B Common Stock, Series 1.....    Douglas L. Cullum(12)              59,268       *
Class B Common Stock, Series 1.....    E. Scott Merritt(13)               44,750       *
Class B Common Stock, Series 1.....    Joseph T. Mayernick(14)            37,500       *
Class B Common Stock, Series 1.....    Jeffrey Pfeffer, Ph.D.(15)         30,500       *

Class B Common Stock, Series 1         All executive officers and      7,055,329      69.2%
  and Series 2.....................     directors as a group
                                        (13 persons)(16)

------------------------

*       Less than one percent.

(1) The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of the Company's assets available for distribution is less than $1.75 per share. Each share of Class B
Common Stock, Series 2 is convertible at any time at the option of the holder into one share of Class B Common Stock, Series 1 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which the Company is not the surviving entity and in which the value of the property to be received by the shareholders shall be not less than $1.75 per share. As of October 30, 1998, there were 9,807,741 shares of Class B Common Stock issued and outstanding, consisting of 8,636,311 shares of Class B Common Stock, Series 1 and 1,171,430 shares of
Class B Common Stock, Series 2. As of October 30, 1998, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. Chase Manhattan Capital Corporation holds 2,052,526 of such warrants and Heller Financial, Inc. holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or there is a capital reorganization or reclassification of the capital stock of the Company.

(2) In accordance with the rules of the Securities and Exchange Commission, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are exercisable within 60 days of October 30, 1998 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percent of Class computation reflects percentage ownership of Class B Common Stock, Series 1 and Class B Common Stock, Series 2 combined.

(3) Includes 55,000 shares subject to options that are exercisable within 60 days of October 30, 1998. Also includes 424,474 shares held by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 52,132 shares held by trusts for the benefit of Mr. Watts' children. Mr. Watt's address is 890 Faulstich Court, San Jose, California 95112.

(4) Mr. Behrens is a principal of Chase Capital Partners, an affiliate of Chase Manhattan Capital Corporation. Includes 1,552,333 shares held of record by Chase Manhattan Capital Corporation and affiliates, and 1,000 shares subject to options held by Mr. Behrens that are exercisable within 60 days of October 30, 1998. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 1,552,333 shares of Class B Common Stock, Series 1 and the 815,715 shares of Class B Common Stock, Series 2 owned by
Chase Manhattan Capital Corporation and affiliates. The address of this shareholder is Chase Capital Partners, 380 Madison Avenue, New
York, New York 10017.

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

(6) Mr. Behrens is a principal of Chase Capital Partners, an affiliate of Chase Manhattan Capital Corporation. Comprised of 726,095 shares held of record by Chase Manhattan Capital Corporation, 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, affiliates of Chase Manhattan Capital
Corporation. Does not include warrants held by Chase Manhattan
Capital Corporation to purchase 2,052,526 shares of Class A Common
Stock at $0.60667 per share, which shares are non-voting.
Mr. Behrens disclaims beneficial ownership of the 1,552,333 shares of Class B Common Stock, Series 1 and the 815,715 shares of Class B
Common Stock, Series 2 owned by Chase Manhattan Capital Corporation and affiliates. The address of this shareholder is Chase Capital
Partners, 380 Madison Avenue, New York, New York 10017.

(7) Mr. Barry's address is 640 Menlo Avenue, Suite 5, Menlo Park, California 95025.

(8) Includes 26,000 shares held by First TZMM Investment Partnership, of which Mr. Tomlinson is a general partner, 62,500 shares held by TZM Investment Fund of which Mr. Tomlinson is a general partner, 4,000 shares held by trusts for the benefit of Mr. Tomlinson's children, the trustee of which is Mr. Tomlinson. Excludes 5,000 shares held by The Allison A. Zisko 1996 Trust and 5,000 shares held by The Natalie
L. Zisko 1996 Trust, the trustee of each of which is Mr. Tomlinson.
Mr. Tomlinson disclaims beneficial ownership of the 4,000 shares of Class B Common Stock, Series 1, owned by the Tomlinson trusts.
Includes 125,484 shares subject to options held by TZM Investment
Fund that are exercisable within 60 days of October 30, 1998.
Mr. Tomlinson's address is 200 Page Mill Road, Second Floor, Palo
Alto, California 94306.

(9) Includes 78,525 shares subject to options that are exercisable within 60 days of October 30, 1998. Mr. Plummer's address is 1902
New Butler Road, New Castle, Pennsylvania 16107.

(10)    Mr. Moody's address is 890 Faulstich Court, San Jose, California,
95112.

(11) Includes 21,550 shares subject to options exercisable within 60 days of October 30, 1998. Does not include (i) 123,756 shares and
(ii) 41,976 shares subject to options exercisable within 60 days of October 30, 1998, held in the individual names of four other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams' address is Resurgens Plaza, Suite 2100, 945 E. Paces Ferry Road, Atlanta, Georgia 30326.

(12) Includes 21,500 shares subject to options exercisable within 60 days of October 30, 1998. Mr. Cullum's address is 890 Faulstich Court,
San Jose, California 95112.

(13) Includes 5,000 shares of Class B Common Stock, Series 1 held by a trust for the benefit of Mr. Merritt's family and 39,750 shares subject to options exercisable within 60 days of October 30, 1998. Mr. Merritt's address is 890 Faulstich Court, San Jose, California 95112.

(14) Consists entirely of 37,500 shares subject to options that are exercisable within 60 days of October 30, 1998. Mr. Mayernick recently resigned from his position, as Vice President, Finance and Chief Financial Officer, but remains an employee of the Company. Mr. Mayernick's address is 890 Faulstich Court, San Jose, California 95112.

(15) Includes 5,500 shares subject to options exercisable within 60 days of October 30, 1998. Dr. Pfeffer's address is Graduate
School of Business, Stanford University, Stanford, California
94305.

(16)    Includes all of the shares shown as included in footnotes
(3), (4), (6) and (8) through (15).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Senior Management and Other Employees

        In January 1992, the Company loaned Jack L. Watts, Chairman of the Board and Chief Executive Officer, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and originally accrued interest at a rate equal to 2% above the Company's borrowing rate on its revolving credit facility. In January 1997, the rate was changed to equal the Short Term Applicable Federal Rate for January 1997 compounded annually. In November 1998, the Board of Directors agreed to extend until January 17, 2000 the due date of all principal and accrued interest owing to the Company. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. Principal plus accrued interest outstanding at August 31, 1998 was approximately $463,000.

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

Transactions with Executive Officers

        During fiscal year 1998, eight employees of the Company, including three executive officers, namely Laurie D. Bassin, Douglas L. Cullum and Rodger A. Moody, exercised an aggregate of 359,000 stock options at an exercise price of $0.61 per share under the Company's 1988 Stock Option Plan. 40,000, 55,000 and 40,000 option shares were exercised by Ms. Bassin and Messrs. Cullum and Moody, respectively. Pursuant to a procedure authorized by the Board of Directors for select holders of options granted under the 1988 Stock Option Plan, the option holders elected a cashless exercise of the options whereby shares previously owned by the optionees or shares acquired by the optionees upon exercise of the options were surrendered to satisfy withholding taxes and the exercise cost of the shares.

Transactions with Entities Affiliated with Directors

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

        The Company retains as its legal counsel the law firm of Tomlinson Zisko Morosoli & Maser LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 1998, the Company paid Mr. Tomlinson's law firm fees and expenses in the aggregate amount of $249,092. Mr. Tomlinson is corporate secretary, a director of the Company, a member of the Compensation Committee and an alternate member of the Audit Committee.

        In addition to a base salary of $12,000, the Company paid its Vice President and General Counsel, Themistocles G. Michos, $253,000 in fiscal year 1998 for legal services rendered.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:


Report of Independent Accountants

  Consolidated Balance Sheets as of August 31, 1998 and 1997

  Consolidated Statements of Operations for the Years Ended
    August 31, 1998, 1997, and 1996

  Consolidated Statements of Cash Flows for the Years Ended
    August 31, 1998, 1997, and 1996

  Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended August 31, 1998, 1997, and 1996

  Notes to Consolidated Financial Statements

    (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are filed herewith and should be read in conjunction with the consolidated financial statements:

  Report of Independent Accountants on Financial Statement Schedule
  Schedule II--Valuation and Qualifying Accounts

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

10.09 $250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(8)

10.10 Director's Agreement, dated October 5, 1990, by and between the Registrant and Martin Imbler(9)

10.11 Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(10)

10.12 Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and
Amendment Number Two to Director's Agreement, dated August 31,
1991(11)

10.13 Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts,
John Lemons and LJL Cordovan Partners(12)

10.14 Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders (13)

10.15 Credit Agreement, dated as of June 16, 1995, by and between 3154823 Canada Inc. as borrower (subsequently amalgamated into Portola Packaging Canada Ltd.) and Canadian Imperial Bank of
Commerce as lender and agent(14)

10.16 Limited Recourse Guarantee, dated as of June 16, 1995, between the Registrant as guarantor and Canadian Imperial Bank of Commerce(15)

10.17 Master Supply Agreement, dated March 29, 1995, by and between the Registrant and Tetra Rex Packaging Systems, Inc.(16)

10.18 Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially identical to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(17)

10.19 Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant) (18)

Exhibit
Number                                          Exhibit Title

10.20 Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as
Executor of the Estate of Oakley T. Hayden, Chase Manhattan
Capital Corporation and Heller Financial, Inc.(19)

10.21 Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the Registrant, Heller
Financial, Inc., Chase Manhattan Capital Corporation and Robert
Fleming Nominees, Ltd.(20)

10.22 Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller Financial, Inc.(21)

10.23 Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann
Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees,
Ltd., Suez Equity Investors, L.P. and SEI Associates.(22)

10.24 Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John
L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. SEI Associates and Chase Manhattan Capital Corporation.(23)

10.25 Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant , Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert
Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI
Associates.(24)

10.26   1988 Stock Option Plan and related documents(25)

10.27   1994 Stock Option Plan and related documents(26)

10.28 Settlement Agreement, dated June 1996, by and between the Registrant and Scholle Corporation(27)

10.29 Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(28)

10.30 Form of Indemnification Agreement by and between the Registrant and the related director or officer(29)

10.31 Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(30)

10.32 Registrant's 1996 Employee Stock Purchase Plan, together with related documents(31)

10.33   Registrant's Senior Executive Bonus Plan for fiscal year
1997(32)

10.34   Registrant's Management Incentive Plan for fiscal year
1997(33)

10.35   Registrant's Management Deferred Compensation Plan Trust
Agreement(34)

10.36   Registrant's Management Deferred Compensation Plan(35)

10.37 First Amending Agreement, dated November 26, 1997, to Credit Agreement, dated as of June 16, 1995, by and among Portola
Packaging Canada Ltd., Registrant and Canadian Imperial Bank of
Commerce, as Lender and agent(36)

10.38 Support Agreement, dated as of November 26, 1997, by and among Registrant, Portola Packaging Canada Ltd. and Canadian
Imperial Bank of Commerce, as agent(37)

10.39 Letter Agreement, Dated July 22, 1997, by and between Registrant and Joseph T. Mayernick, as acknowledged and agreed to on August
15, 1997 (38)

Exhibit
Number                                          Exhibit Title

10.40 Summary Description of Company Bonus Plan and Company Profit Sharing Plan (39)

12.01   Computation of Ratio of Earnings to Fixed Charges

21.01   Subsidiaries of the Registrant

23.01   Consent of PricewaterhouseCoopers LLP

24.01 Power of Attorney (included as part of the signature page to this report)

27.01   Financial Data Schedule
_____________________

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

(8) Incorporated herin by reference to exhibit 10.10 included in the Registrant's Registstration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9) Incorporated herein by reference to exhibit 10.12 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10) Incorporated herein by reference to exhibit 10.13 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11) Incorporated herein by reference to exhibit 10.14 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.


Exhibit
Number                                          Exhibit Title

(12) Incorporated herein by reference to exhibit 10.15 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13) Incorporated herein by reference to exhibit 10.16 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14) Incorporated herein by reference to exhibit 10.17 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(15) Incorporated herein by reference to exhibit 10.18 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(16) Incorporated herein by reference to exhibit 10.19 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(17) Incorporated herein by reference to exhibit 10.20 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(18) Incorporated herein by reference to exhibit 10.21 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(19) Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the
Securities and Exchange Commission on September 25, 1995.

(20) Incorporated herein by reference to exhibit10.23 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Forms S-1 (Commission File No. 33-95318), as filed with the
Securities and Exchange Commission on September 25, 1995.

(21) Incorporated herein by reference to exhibit 10.24 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(22) Incorporated herein by reference to exhibit 10.25 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(23) Incorporated herein by reference to exhibit 10.26 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(24) Incorporated herein by reference to exhibit 10.27 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(25) Incorporated herein by reference to exhibit 4.03 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

Exhibit
Number                                          Exhibit Title

(26) Incorporated herein by reference to exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(27) Incorporated herein by reference to exhibit 10.34 with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.

(28) Incorporated herein by reference to exhibit 10.36 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(29) Incorporated herein by reference to exhibit 10.37 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(30) Incorporated herein by reference to exhibit 10.38 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(31) Incorporated herein by reference to exhibit 4.05 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(32) Incorporated herein by reference to exhibit 10.41 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1996, as filed with the Securities and Exchange
Commission on January 13, 1997.

(33) Incorporated herein by reference to exhibit 10.42 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1996, as filed with the Securities and Exchange
Commission on January 13, 1997.

(34) Incorporated herein by reference to exhibit 10.43 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1996, as filed with the Securities and Exchange
Commission on January 13, 1997.

(35) Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(36) Incorporated herein by reference to exhibit 10.44 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1997, as filed with the Securities and Exchange Commission on December 1, 1997.

(37) Incorporated herein by reference to exhibit 10.45 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1997, as filed with the Securities and Exchange Commission on December 1, 1997.

(38) Incorporated herein by reference to exhibit 10.46 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1997, as filed with the Securities and Exchange
Commission on January 14, 1998.

(39) Incorporated herein by reference to exhibit 10.47 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
February 28, 1998, as filed with the Securities and Exchange
Commission on April 14, 1998

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PORTOLA PACKAGING, INC.,
                                a Delaware Corporation

                                By:              /s/ JACK L. WATTS
                                     -----------------------------------------
                                                   Jack L. Watts
November 20, 1998                             CHIEF EXECUTIVE OFFICER

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


           PRINCIPAL EXECUTIVE OFFICER:

                /s/ JACK L. WATTS                  November 20, 1998
   -------------------------------------------
                  Jack L. Watts
CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD AND
                    A DIRECTOR

         PRINCIPAL FINANCIAL OFFICER AND
          PRINCIPAL ACCOUNTING OFFICER:

             /s/ James A. Taylor                   November 20, 1998
   -------------------------------------------
               James A. Taylor
    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                    DIRECTORS:

            /s/ CHRISTOPHER C. BEHRENS             November 20, 1998
   -------------------------------------------
              Christopher C. Behrens


            /s/ JEFFREY PFEFFER, PH.D.             November 20, 1998
   -------------------------------------------
              Jeffrey Pfeffer, Ph.D.


              /s/ TIMOTHY TOMLINSON                November 20, 1998
   -------------------------------------------
                Timothy Tomlinson

              /s/ LARRY C. WILLIAMS                November 20, 1998
   -------------------------------------------
                Larry C. Williams

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

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Portola Packaging, Inc. and Subsidiaries:

Our report on the consolidated financial statements of Portola Packaging Inc. and Subsidiaries is included on page 22 of this form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 64 of this form 10-K.

In our opinion, the financial statement schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
November 8, 1998

                            PORTOLA PACKAGING, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                               Balance                                Balance
                                 at     Charged to                      at
   Allowance for Doubtful     Beginning Costs and            Deduc-   End of
          Accounts            of Period  Expenses   Other    tions    Period
----------------------------- --------- ---------- -------- -------- ---------
Year ended August 31, 1996..      $813       $450    $ --      $446      $817

Year ended August 31, 1997..      $817        823      --       470     1,170

Year ended August 31, 1998..    $1,170        379      678      500     1,727




                               Balance                                Balance
                                 at     Charged to                      at
                              Beginning Costs and            Deduc-   End of
Restructuring Reserve         of Period  Expenses   Other    tions    Period
----------------------------- --------- ---------- -------- -------- ---------
Year ended August 31, 1996..    $ --      $ --       $ --     $ --     $ --

Year ended August 31, 1997..      --        2,394      --     2,121       273

Year ended August 31, 1998..      $273      1,426      --       588     1,111


------------------------
(1)   Write off of bad debts
(2)  Restructuring items charged against reserve
(3)  Reclassification of various amounts into  reserve balances

EXHIBIT INDEX

Exhibit
Number                                          Exhibit Title

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

10.09   $250,000 Secured Promissory Note, dated January 17, 1992
made by Jack L. Watts in favor of the Registrant(8)

10.10 Director's Agreement, dated October 5, 1990, by and between the Registrant and Martin Imbler(9)

10.11 Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(10)

10.12 Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and
Amendment Number Two to Director's Agreement, dated August 31,
1991(11)

10.13 Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts,
John Lemons and LJL Cordovan Partners(12)

Exhibit
Number                                          Exhibit Title

10.14 Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders (13)

10.15 Credit Agreement, dated as of June 16, 1995, by and between 3154823 Canada Inc. as borrower (subsequently amalgamated into Portola Packaging Canada Ltd.) and Canadian Imperial Bank of
Commerce as lender and agent(14)

10.16 Limited Recourse Guarantee, dated as of June 16, 1995, between the Registrant as guarantor and Canadian Imperial Bank of Commerce(15)

10.17 Master Supply Agreement, dated March 29, 1995, by and between the Registrant and Tetra Rex Packaging Systems, Inc.(16)

10.18 Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially identical to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(17)

10.19 Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(18)

10.20 Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as
Executor of the Estate of Oakley T. Hayden, Chase Manhattan
Capital Corporation and Heller Financial, Inc.(19)

10.21 Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the Registrant, Heller
Financial, Inc., Chase Manhattan Capital Corporation and Robert
Fleming Nominees, Ltd.(20)

10.22 Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller Financial, Inc.(21)

10.23 Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann
Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees,
Ltd., Suez Equity Investors, L.P. and SEI Associates.(22)

10.24 Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John
L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. SEI Associates and Chase Manhattan Capital Corporation.(23)

10.25 Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant , Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert
Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI
Associates.(24)

10.26   1988 Stock Option Plan and related documents(25)

10.27   1994 Stock Option Plan and related documents(26)

10.28 Settlement Agreement, dated June 1996, by and between the Registrant and Scholle Corporation(27)

10.29 Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(28)

10.30 Form of Indemnification Agreement by and between the Registrant and the related director or officer(29)

Exhibit
Number                                          Exhibit Title

10.31 Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(30)

10.32 Registrant's 1996 Employee Stock Purchase Plan, together with related documents(31)

10.33   Registrant's Senior Executive Bonus Plan for fiscal year
1997(32)

10.34   Registrant's Management Incentive Plan for fiscal year
1997(33)

10.35   Registrant's Management Deferred Compensation Plan Trust
Agreement(34)

10.36   Registrant's Management Deferred Compensation Plan(35)

10.37 First Amending Agreement, dated November 26, 1997, to Credit Agreement, dated as of June 16, 1995, by and among Portola
Packaging Canada Ltd., Registrant and Canadian Imperial Bank of
Commerce, as Lender and agent (36)

10.38 Support Agreement, dated as of November 26, 1997, by and among Registrant, Portola Packaging Canada Ltd. and Canadian
Imperial Bank of Commerce, as agent (37)

10.39 Letter Agreement, Dated July 22, 1997, by and between Registrant and Joseph T. Mayernick, as acknowledged and agreed to on August
15, 1997 (38)

10.40 Summary Description of Company Bonus Plan and Company Profit Sharing Plan (39)

12.01   Computation of Ratio of Earnings to Fixed Charges

21.01   Subsidiaries of the Registrant

23.01   Consent of PricewaterhouseCoopers LLP

24.01 Power of Attorney (included as part of the signature page to this report)

27.01   Financial Data Schedule
_____________________

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

Exhibit
Number                                          Exhibit Title

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

(8) Incorporated herin by reference to exhibit 10.10 included in the Registrant's Registstration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9) Incorporated herein by reference to exhibit 10.12 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10) Incorporated herein by reference to exhibit 10.13 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11) Incorporated herein by reference to exhibit 10.14 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12) Incorporated herein by reference to exhibit 10.15 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13) Incorporated herein by reference to exhibit 10.16 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14) Incorporated herein by reference to exhibit 10.17 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(15) Incorporated herein by reference to exhibit 10.18 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(16) Incorporated herein by reference to exhibit 10.19 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(17) Incorporated herein by reference to exhibit 10.20 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(18) Incorporated herein by reference to exhibit 10.21 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(19) Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the
Securities and Exchange Commission on September 25, 1995.


Exhibit
Number                                          Exhibit Title

(20) Incorporated herein by reference to exhibit number 10.23 included in pre-effective Amendment No. 2 to the Registrant's Registration
Statement on Forms S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(21) Incorporated herein by reference to exhibit 10.24 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(22) Incorporated herein by reference to exhibit 10.25 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(23) Incorporated herein by reference to exhibit 10.26 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(24) Incorporated herein by reference to exhibit 10.27 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(25) Incorporated herein by reference to exhibit 4.03 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(26) Incorporated herein by reference to exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(27) Incorporated herein by reference to exhibit with the same number included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.

(28) Incorporated herein by reference to exhibit 10.36 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(29) Incorporated herein by reference to exhibit 10.37 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(30) Incorporated herein by reference to exhibit 10.38 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(31) Incorporated herein by reference to exhibit 4.05 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(32) Incorporated herein by reference to exhibit 10.41 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1996, as filed with the Securities and Exchange
Commission on January 13, 1997.

(33) Incorporated herein by reference to exhibit 10.42 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1996, as filed with the Securities and Exchange
Commission on January 13, 1997.

Exhibit
Number                                          Exhibit Title

(34) Incorporated herein by reference to exhibit 10.43 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1996, as filed with the Securities and Exchange
Commission on January 13, 1997.

(35) Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(36) Incorporated herein by reference to exhibit 10.44 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1997, as filed with the Securities and Exchange Commission on December 1, 1997.

(37) Incorporated herein by reference to exhibit 10.45 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1997, as filed with the Securities and Exchange Commission on December 1, 1997.

(38) Incorporated herein by reference to exhibit 10.46 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1997, as filed with the Securities and Exchange
Commission on January 14, 1998.

(39) Incorporated herein by reference to exhibit 10.47 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
February 28, 1998, as filed with the Securities and Exchange
Commission on April 14, 1998.