Form 10-Q
period 1998-11-30
PORTOLA PACKAGING INC
filed 1999-01-04
CIK 788983

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

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

11,942,733 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,807,741 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 11, 1998.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES


                                        INDEX


Part I - Financial Information
-------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         November 30, 1998 and August 31, 1998

         Condensed Consolidated Statements of Operations for the Three Months Ended November 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Part II - Other Information
----------------------------


Item 6.       Exhibits and Reports on Form 8-K


Signatures


Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                   November 30,  August 31,
                                                      1998          1998
                                                   ------------  ----------
                                                   (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................        $5,675      $3,570
Investments.....................................         --            --
Accounts receivable, net........................        19,074      22,887
Inventories.....................................        11,032      11,260
Other current assets............................         2,821       1,356
Deferred income taxes...........................         2,516       2,516
                                                   ------------  ----------
    Total current assets........................        41,118      41,589

Property, plant and equipment, net..............        85,602      85,874
Goodwill, net...................................        11,880      12,086
Patents, net....................................         1,761       1,814
Covenants not to compete, net...................           425         607
Debt financing costs, net.......................         2,868       2,982
Other assets....................................         4,820       3,908
                                                   ------------  ----------
Total assets....................................      $148,474    $148,860
                                                   ============  ==========

            LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK
                AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term debt...............        $3,819      $2,772
Accounts payable................................         6,673       8,138
Accrued liabilities.............................        10,876      10,793
Accrued interest................................         2,154       5,224
                                                   ------------  ----------
  Total current liabilities.....................        23,522      26,927

Long-term debt, less current portion............       130,556     127,936
Other long term obligations.....................           749         777
Deferred income taxes...........................         6,592       6,666
                                                   ------------  ----------
    Total liabilities...........................       161,419     162,306

Commitments and contingencies (Note 4)

Redeemable warrants to purchase Class A
  Common Stock..................................         8,551       7,959
                                                   ------------  ----------
Common stock and other shareholders' equity (deficit):
  Class A convertible common stock of $.001
  par value:
   Authorized: 5,203 shares;  Issued and
    outstanding 2,135 shares in both periods....             2           2
  Class B, Series 1, common stock of $.001
  par value:
   Authorized: 17,715 shares;  Issued and
    outstanding 8,636 shares in both periods....             8           8
  Class B, Series 2, convertible common stock
  of $.001 par value:
   Authorized: 2,571 shares;  Issued and
    outstanding 1,171 shares in both periods....             1           1
Additional paid-in capital......................         7,797       7,797
Notes receivable from shareholders..............          (463)       (463)
Cumulative foreign currency translation
  adjustments...................................          (902)     (1,039)
Accumulated deficit.............................       (27,939)    (27,711)
                                                   ------------  ----------
      Total common stock and other
        shareholders' deficit...................       (21,496)    (21,405)
                                                   ------------  ----------
      Total liabilities, redeemable
        warrants, common stock and other
        shareholders' deficit...................      $148,474    $148,860
                                                   ============  ==========

                The accompanying notes are an integral part of the
                     condensed consolidated financial statements.

           PORTOLA PACKAGING, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data)

                                   Three Months Ended
                                       November 30,
                                 ---------------------
                                    1998       1997
                                 ---------- ----------
                                      (unaudited)
Sales...........................   $44,759    $41,976
Cost of sales...................    33,264     32,887
                                 ---------- ----------
Gross profit....................    11,495      9,089
                                 ---------- ----------
Selling, general and
  administrative................     6,174      5,464
Research and development........       788        868
Amortization of intangibles.....       585        834
                                 ---------- ----------
                                     7,547      7,166
                                 ---------- ----------
Income from operations..........     3,948      1,923
                                 ---------- ----------
Other (income) expense:
  Interest income...............       (80)      (130)
  Interest expense..............     3,522      3,315
  Amortization of debt
    financing costs.............       120        127
  Other income, net.............      (179)    (1,044)
                                 ---------- ----------
                                     3,383      2,268
                                 ---------- ----------
Income (loss) before income
    taxes.......................       565       (345)
Income tax provision (benefit)..       201       (207)
                                 ---------- ----------
Net income (loss)...............      $364      ($138)
                                 ========== ==========
Number of shares used in
  computing basic per share
  amounts.......................    11,792     11,770
                                 ========== ==========
  Basic earnings per share......     $0.03     ($0.01)

Number of shares used in
  computing diluted per share
  amounts.......................    14,415     11,770
                                 ========== ==========
  Diluted earnings per share....     $0.03     ($0.01)

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                           Three Months Ended
                                                              November 30,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                                                               (unaudited)
Cash flows from operating activities:
  Net income (loss)......................................     $364      ($138)
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
    Depreciation and amortization........................    4,049      3,964
    Deferred income taxes................................      (74)        --
    Gain on property and equipment dispositions..........       (1)      (985)
    Provision for doubtful accounts......................       62        121
    Provision for excess and obsolete inventories........       93       (100)
  Changes in working capital:
    Accounts receivable..................................    3,661      2,342
    Inventories..........................................      160        (68)
    Other current assets.................................   (1,410)      (568)
    Accounts payable.....................................   (1,699)    (3,560)
    Accrued liabilities..................................      369      1,069
    Accrued interest.....................................   (3,070)    (2,893)
                                                         ---------- ----------
    Net cash provided by (used in) operating activities..    2,504       (816)
                                                         ---------- ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.............   (2,988)    (3,758)
  Proceeds from sale of property, plant and equipment....        2      1,305
  (Increase) decrease in other assets....................     (974)       243
                                                         ---------- ----------
    Net cash used in investing activities................   (3,960)    (2,210)
                                                         ---------- ----------
Cash flows from financing activities:
  Borrowings under long-term debt arrangements, net......    3,577      1,267
  Increase in notes receivable from stockholders.........       --        (10)
  Payment on covenants not to compete agreement..........       --       (171)
  Repurchase of common stock.............................       --       (132)
                                                         ---------- ----------
    Net cash provided by financing activities............    3,577        954
                                                         ---------- ----------
Effect of exchange rate on cash..........................      (16)       (34)
                                                         ---------- ----------
    Increase (decrease) in cash and cash equivalents.....    2,105     (2,106)
Cash and cash equivalents at beginning of period.........    3,570      3,471
                                                         ---------- ----------
Cash and cash equivalents at end of period...............   $5,675     $1,365
                                                         ========== ==========

                The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

                  Portola Packaging, Inc. and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1. Basis of Presentation:

     The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 1998 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1999.

     Certain prior period balances have been reclassified to conform with current period financial statement presentation. These reclassifications had no effect on net loss for the three months ended November 30, 1997.


2. Computation of Earnings (Loss) Per Common Share:

     Effective for the quarter ended February 28, 1998, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and accordingly has restated EPS for prior periods from previously reported EPS. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the November 30, 1997 computation of net loss per share as their effect is antidilutive.





                    Portola Packaging, Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (continued)
                                (Unaudited)


3. Inventories:

     Inventory balances as of November 30, 1998 and August 31, 1998 were as follows (in thousands):

                                        November 30, August 31,
                                           1998          1998
                                        -----------  -----------
                                         (unaudited)

    Raw materials....................       $5,567       $5,429
    Work in process..................        1,190        1,606
    Finished goods...................        4,275        4,225
                                        -----------  -----------
                                           $11,032      $11,260
                                        ===========  ===========


4. Commitments and Contingencies:

     As of November 30, 1998 and August 31, 1998, the Company maintained $3.0 million in a United States Bank to collateralize a bank loan by a Mexican bank to the Company's 50% joint venture in Mexico (Portola Packaging Mexico or PPI Mexico). The Company's joint venture partner (Partner) has guaranteed to repay 50% of the loan balance ($1.5 million) to the Company in the event PPI Mexico is unable to repay the loan. The Partner has collateralized this guarantee by pledging 25% of its stock interest in PPI Mexico. The loan matured on November 6, 1998 and was not repaid by PPI Mexico. Currently, the Company and the Partner are discussing various alternatives regarding the loan and their investment in PPI Mexico, including the possibility of converting the loan to an additional equity interest in PPI Mexico. Accordingly, the $3.0 million is included in other non-current assets in the condensed consolidated balance sheets.

     The Company is currently engaged in patent infringement litigation with three separate parties who are seeking to have the court declare certain patents owned by the Company invalid. Two of these parties have also included allegations of anti-trust violations in their complaints. The Company believes its patents are valid, and is contesting these allegations vigorously. However, there can be no assurance that the Company will be successful in its defense of these matters. In addition, the Company is also a party to a number of other lawsuits and claims arising out of the normal course of business.

     While there can be no assurances, management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.




                   Portola Packaging, Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (continued)
                                (Unaudited)


5. Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting. The Company will implement SFAS No. 130 and 131, which require the reporting and display of certain information related to comprehensive income and segment reporting, as required for the fiscal year ending 1999.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosure About Pension and Other Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition related to the Company's benefit plans. It is effective for the Company in fiscal year 1999.

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

     The Company is currently studying the implications of these statements and except as noted above, has not yet determined the impact of adopting such statements on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

     This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Certain statements included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the "Commitments and Contingencies" footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.


Results of Operations

     Sales increased $2.8 million, or 6.7%, from $42.0 million for the three months ended November 30, 1997 to $44.8 million for the three months ended November 30, 1998. This increase was primarily due to sales increases in Canada of $1.3 million and the United Kingdom of $1.1 million and to a lesser extent, increases in domestic closure sales of
$591,000.   The increase in international sales was primarily due to
increased unit shipments. Equipment sales remained flat for the first three months of fiscal year 1999 as compared to the same period in fiscal year 1998.

     Gross profit increased $2.4 million to $11.5 million or 25.7% for the first quarter of fiscal 1999 as compared to $9.1 million, or 21.7%,
for the first quarter of fiscal 1998.   A majority of the increase was
attributable to margin improvements in domestic closures of $1.1 million and the United Kingdom of $907,000. The margin increase in domestic closures is primarily the result of cost improvements from recent restructuring efforts. The United Kingdom operations margin improved due to a shift from using subcontractors and imported closures during their start-up phase in the first quarter of fiscal year 1998, to becoming more self-sufficient and producing closures in their own facility for the first quarter of fiscal year 1999.

     Selling, general and administrative expenses increased $710,000, or 12.9%, to $6.2 million for the three months ended November 30, 1998, as compared to $5.5 million for the same period in fiscal year 1998, and increased as a percentage of sales from 13.0% for the three months ended November 30, 1997 to 13.8% for the three months ended November 30, 1998. These increases are primarily due to an increase in personnel in the Company's United Kingdom operations and increased expenses for bonus costs partially offset by decreases in domestic personnel costs resulting from recent restructuring efforts.

     Research and development expense decreased $80,000, or 9.2%, to $788,000 for the three months ended November 30, 1998, as compared to $868,000 for the three months ended November 30, 1997, and decreased as a percentage of sales from 2.1% in the three months ended November 30,
1997 to 1.8% in the three months ended November 30, 1998.   The decrease
in research and development expense was due primarily to decreased prototype costs.

     Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $249,000, or 29.9%, to $585,000 for the three months ended November 30, 1998, as compared to $834,000 for the three months ended November 30, 1997. The decrease was primarily a result of certain covenants of the Canadian operations becoming fully amortized in June 1998.

     Interest income decreased $50,000 to $80,000 for the three months ended November 30, 1998 from $130,000 for the same period in fiscal year 1998. This decline was primarily due to fluctuations in the levels of invested cash in fiscal 1999 as compared to fiscal 1998.

     Interest expense increased $207,000 to $3.5 million for the three months ended November 30, 1998, as compared to $3.3 million for the three months ended November 30, 1997. This increase was primarily due to increased borrowings under the Company's line of credit for the three months ended November 30, 1998 as compared to the same period in fiscal year 1998.

     Amortization of debt financing costs decreased $7,000 for the three months ended November 30, 1998 to $120,000 from $127,000 for the three months ended November 30, 1997. Debt financing costs are primarily attributable to the $110 million senior notes issued in October 1995 and to a lesser extent, debt financing incurred by the Company's western Canadian subsidiary.

     Other income was $179,000 for the three months ended November 30, 1998 which was primarily due to foreign currency gains on intercompany transactions. Other income of $1.0 million was recorded for the three months ended November 30, 1997 primarily due to the gain on the sale of the Portland, Oregon facility.

     The Company recorded a provision for income taxes of $201,000 for the three months ended November 30, 1998 based on its pre-tax income using an effective tax rate of 36%. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a benefit from income taxes of $207,000 for the three month period ending November 30, 1997.

Liquidity and Capital Resources

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 1998, the Company had cash and cash equivalents of $5.7 million, an increase of $2.1 million from August 31, 1998.

     Cash provided by operations totaled $2.5 million for the three months ended November 30, 1998, a $3.3 million increase from the $816,000 used by operations for the three months ended November 30,
1997.   Accounts receivable provided funds of $3.7 million for the first three months of fiscal year 1999 as compared to providing funds of $2.3 million for the same period in fiscal year 1998. Accounts payable used funds of $1.7 million in the first three months of fiscal 1999 compared to using funds of $3.6 million in the first three months of fiscal year 1998, and accrued expenses provided funds of $369,000 in the first quarter of fiscal 1999 as compared to providing funds of $1.1 million in the same period of fiscal year 1998. Accrued interest expense used funds of $3.1 million in the first quarter of fiscal 1999 compared to using funds of $2.9 million in the same period of fiscal year 1998.

     Cash used in investing activities was $4.0 million for the three months ended November 30, 1998, as compared to using $2.2 million for the three months ended November 30, 1997. In both periods the use of cash consisted primarily of additions to property, plant and equipment and for the first quarter of fiscal 1999 included an $825,000 investment in the Company's Chinese joint venture. Cash provided by investing activities included $1.3 million in proceeds realized from the sale of the Portland, Oregon facility in the fiscal quarter ended November, 30, 1997.

     Cash provided by financing activities was $3.6 million for the first quarter of fiscal year 1999 compared to providing $954,000 for the first quarter of fiscal year 1998. The increase was principally due to increased borrowings under the Company's line of credit.

     At November 30, 1998, the Company had $5.7 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $16.7 million was available for draw as of November 30, 1998). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures into fiscal year 1999.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting. The Company will implement SFAS No. 130 and 131, which require the reporting and display of certain information related to comprehensive income and segment reporting, as required for the fiscal year ending 1999.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosure About Pension and Other Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition related to the Company's benefit plans. It is effective for the Company in fiscal year 1999.

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

     The Company is currently studying the implications of these statements and except as noted above, has not yet determined the impact of adopting such statements on the Company's financial statements.

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

     The Company will use internal resources to resolve its Year 2000 issues. Costs incurred to date by the Company have not been material. Of the estimated remaining project costs, approximately $350,000 is attributable to the purchase of new software and equipment, which will be capitalized and $50,000 relates to repair of hardware and software, which will be expensed as incurred.







PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.


EXHIBIT
NUMBER            EXHIBIT TITLE
------            -------------

10.41 Summary description of the Company Bonus Plan and Company Profit Sharing Plan.

27.01    Financial Data Schedule.


(b)     The Company did not file any reports on Form 8-K during the three
        (3) month period ended November 30, 1998.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PORTOLA PACKAGING, INC.
                                                (Registrant)


Date:   January 4, 1999                        /s/ James A. Taylor
                                               --------------------
                                               James A. Taylor
                                               Vice-President and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Duly Authorized Officer)

                               EXHIBIT INDEX
EXHIBIT
NUMBER            EXHIBIT TITLE
------            -------------

10.41   Summary description of the Company Bonus Plan and Company
        Profit Sharing Plan.

27.01   Financial Data Schedule.