Form 10-Q
period 1999-02-28
PORTOLA PACKAGING INC
filed 1999-04-08
CIK 788983

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

11,947,886 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,812,894 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at March 31, 1999

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES


                                        INDEX


Part I - Financial Information
-------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         February 28, 1999 and August 31, 1998

         Condensed Consolidated Statements of Operations for the Three and Six Months Ended February 28, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended February 28, 1999 and 1998

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


Signatures


Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                   February 28,  August 31,
                                                       1999          1998
                                                   ------------  ----------
                                                   (unaudited)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................        $2,857      $3,570
Accounts receivable, net........................        22,495      22,887
Inventories.....................................        12,702      11,260
Other current assets............................         1,219       1,356
Deferred income taxes...........................         2,516       2,516
                                                   ------------  ----------
    Total current assets........................        41,789      41,589

Property, plant and equipment, net..............        90,402      85,874
Goodwill, net...................................        11,660      12,086
Patents, net....................................         2,458       1,814
Covenants not to compete, net...................           243         607
Debt financing costs, net.......................         2,753       2,982
Other assets....................................         2,244       3,908
                                                   ------------  ----------
Total assets....................................      $151,549    $148,860
                                                   ============  ==========

            LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK
                AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term debt...............        $4,917      $2,772
Accounts payable................................        10,843       8,138
Accrued liabilities.............................        10,025      10,793
Accrued interest................................         5,082       5,224
                                                   ------------  ----------
  Total current liabilities.....................        30,867      26,927

Long-term debt, less current portion............       127,793     127,936
Other long term obligations.....................           924         777
Deferred income taxes...........................         6,592       6,666
                                                   ------------  ----------
    Total liabilities...........................       166,176     162,306

Commitments and contingencies (Note 4)

Minority interest...............................           982         --
Redeemable warrants to purchase Class A
  Common Stock..................................         9,188       7,959
                                                   ------------  ----------
Common stock and other shareholders' equity (deficit):
  Class A convertible common stock of $.001
  par value:
   Authorized: 5,203 shares;  Issued and
    outstanding 2,135 shares in both periods....             2           2
  Class B, Series 1, common stock of $.001
  par value:
   Authorized: 17,715 shares;  Issued and
    outstanding 8,645 shares in 1999 and 8,636
    shares in 1998..............................             8           8
  Class B, Series 2, convertible common stock
  of $.001 par value:
   Authorized: 2,571 shares;  Issued and
    outstanding 1,171 shares in both periods....             1           1
Additional paid-in capital......................         7,797       7,797
Notes receivable from shareholders..............          (463)       (463)
Cumulative foreign currency translation
  adjustments...................................        (2,189)     (1,039)
Accumulated deficit.............................       (29,953)    (27,711)
                                                   ------------  ----------
      Total common stock and other
        shareholders' deficit...................       (24,797)    (21,405)
                                                   ------------  ----------
      Total liabilities, redeemable
        warrants, common stock and other
        shareholders' deficit...................      $151,549    $148,860
                                                   ============  ==========

                The accompanying notes are an integral part of the
                     condensed consolidated financial statements.

           PORTOLA PACKAGING, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data)

                                 For the Three Months    For the Six Months
                                  Ended February 28,      Ended February 28,
                                 ---------------------  ---------------------
                                     1999       1998        1999       1998
                                 ---------- ----------  ---------- ----------
                                      (unaudited)            (unaudited)
Sales...........................   $43,275    $39,267     $88,034    $81,243
Cost of sales...................    33,527     30,485      66,791     63,372
                                 ---------- ----------  ---------- ----------
Gross profit....................     9,748      8,782      21,243     17,871
                                 ---------- ----------  ---------- ----------
Selling, general and
  administrative................     6,970      5,403      13,144     10,867
Research and development........       611        779       1,399      1,647
Amortization of intangibles.....       582        831       1,167      1,665
                                 ---------- ----------  ---------- ----------
                                     8,163      7,013      15,710     14,179
                                 ---------- ----------  ---------- ----------
Income from operations..........     1,585      1,769       5,533      3,692
                                 ---------- ----------  ---------- ----------
Other (income) expense:
  Interest income...............       (89)      (120)       (169)      (250)
  Interest expense..............     3,597      3,389       7,119      6,704
  Amortization of debt
    financing costs.............       120        130         240        257
  Minority interest.............      (194)       --         (194)       --
  Other expense (income), net...       300        150         121       (894)
                                 ---------- ----------  ---------- ----------
                                     3,734      3,549       7,117      5,817
                                 ---------- ----------  ---------- ----------
Loss before income taxes. ......    (2,149)    (1,780)     (1,584)    (2,125)
Income tax benefit..............      (772)    (1,173)       (571)    (1,380)
                                 ---------- ----------  ---------- ----------
Net loss........................   ($1,377)     ($607)    ($1,013)     ($745)
                                 ========== ==========  ========== ==========
Number of shares used in
  computing basic per share
  amounts.......................    11,949     11,772      11,946     11,777
                                 ========== ==========  ========== ==========
  Basic loss per share..........    ($0.12)    ($0.05)     ($0.09)    ($0.06)

Number of shares used in
  computing diluted per share
  amounts.......................    11,949     11,772      11,946     11,777
                                 ========== ==========  ========== ==========
  Diluted loss per share........    ($0.12)    ($0.05)     ($0.09)    ($0.06)

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                           For the Six Months
                                                           Ended February 28,
                                                         ---------------------
                                                             1999       1998
                                                         ---------- ----------
                                                               (unaudited)
Cash flows from operating activities:
  Net loss...............................................  ($1,013)     ($745)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization........................    8,306      7,625
    Deferred income taxes................................      (74)    (1,319)
    Loss (gain) on property and equipment dispositions...       47       (834)
    Provision for doubtful accounts......................      183        162
    Provision for excess and obsolete inventories........      168        162
    Minority interest income.............................     (194)        --
  Changes in working capital:
    Accounts receivable..................................    1,691      4,006
    Inventories..........................................   (1,027)      (525)
    Other current assets.................................     (524)       236
    Accounts payable.....................................      926     (4,050)
    Accrued liabilities..................................     (378)       309
    Accrued interest.....................................     (142)        86
                                                         ---------- ----------
    Net cash provided by operating activities............    7,969      5,113
                                                         ---------- ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.............   (8,244)    (8,832)
  Proceeds from sale of property, plant and equipment....      863      1,154
  (Increase) decrease in other assets....................     (563)       625
                                                         ---------- ----------
    Net cash used in investing activities................   (7,944)    (7,053)
                                                         ---------- ----------
Cash flows from financing activities:
  Borrowings under long-term debt arrangements, net......     (693)     1,569
  Increase in notes receivable from shareholders.........       --        (10)
  Payments on covenant not to compete agreements.........       --       (417)
  Issuance of common stock...............................       --         59
  Repurchase of common stock.............................       --       (132)
                                                         ---------- ----------
    Net cash (used in) provided by financing activities..     (693)     1,069
                                                         ---------- ----------
Effect of exchange rate changes on cash..................      (45)        56
                                                         ---------- ----------
    Decrease in cash and cash equivalents................     (713)      (815)
Cash and cash equivalents at beginning of period.........    3,570      3,242
                                                         ---------- ----------
Cash and cash equivalents at end of period...............   $2,857     $2,427
                                                         ========== ==========

                The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

                  Portola Packaging, Inc. and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1.  Basis of Presentation:

        The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 1998 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are subject to seasonal variations and the results of operations for the three and six-month periods ended February 28, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1999.

        Effective December 1, 1998, the Company increased its existing equity interest in its Mexican joint venture (PPI Mexico) to 75% and has consolidated PPI Mexico into the Company's February 28, 1999 unaudited condensed consolidated financial statements (Note 4). All material intercompany accounts and transactions have been eliminated.

        Certain prior period balances have been reclassified to conform to current period financial statement presentation. These reclassifications had no effect on net loss for the three and six-month periods ended February 28, 1998.


2.      Computation of Earnings (Loss) Per Common Share:

        Effective for the quarter ended February 28, 1998, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS). Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the February 28, 1999 computations of net loss per share as their effect is antidilutive.



                    Portola Packaging, Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (continued)
                                (Unaudited)


3. Inventories:

    Inventory balances as of February 28, 1999 and August 31, 1998 were as follows (in thousands):

                                        February 28, August 31,
                                            1999        1998
                                        -----------  -----------
                                         (unaudited)

    Raw materials....................       $6,370       $5,429
    Work in process..................        1,022        1,606
    Finished goods...................        5,310        4,225
                                        -----------  -----------
                                           $12,702      $11,260
                                        ===========  ===========


4.      Commitments and Contingencies:

        As of November 30, 1998 and August 31, 1998, the Company maintained $3.0 million in a United States Bank to collateralize a bank loan by a Mexican bank to PPI Mexico. The Company's joint venture partner
(Partner) guaranteed the repayment of 50% of the loan balance ($1.5 million) to the Company in the event PPI Mexico was unable to repay the loan and collateralized this guarantee by pledging 25% of its stock interest in PPI Mexico. The loan matured on November 6, 1998 and was not repaid by PPI Mexico. In December 1998, the $3 million collateral maintained by the Company was used to settle PPI Mexico's debt to the bank. Based on the collateral agreement, the Company has asserted its right to the Partner's 25% stock interest in satisfaction of the $1.5 million loan guarantee and has thereby increased its ownership in PPI Mexico to 75% (Note 1). The Partner has not agreed to the collateral claim to his 25% stock interest. The Company has subsequently entered into negotiations with the Partner to settle any issues related to the collateral agreement and to pursue the purchase of his remaining interests in PPI Mexico.

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


5.      Recent Accounting Pronouncements:

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting. The Company will implement SFAS No. 130 and 131, which require the reporting and display of certain information related to comprehensive income and segment reporting, as required for the fiscal year ending 1999.


              Portola Packaging, Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)
                            (Unaudited)

5.      Recent Accounting Pronouncements (continued):

        In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosure About Pension and Other Benefits". SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition related to the Company's benefit plans. It is effective for the Company in fiscal year 1999.

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

6.      Subsequent Event:

        On March 31, 1999, the Company acquired certain operating and intangible assets of Allied Tool, Inc. (Allied) for a cash payment and the assumption of certain debt and liabilities. The acquisition agreement provides for additional cash payments to the former owners for non-compete agreements, sign-on bonuses and contingent consideration based on the achievement of future sales growth targets. The acquisition agreement also calls for payments to a third party for Allied stock purchase warrants, a non-compete agreement and to satisfy certain debt obligations of Allied. The acquisition will be accounted for as a purchase and accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at March 31, 1999. Any excess purchase price over the estimated fair values will be recorded as goodwill.

        Allied is a Michigan based company engaged primarily in the manufacture and sale of tooling used in the blowmolding industry. The acquired company will be known as Portola Allied Tool, Inc. and will be operated as a separate subsidiary of the Company.

        Unaudited pro-forma information related to this acquisition has not been included as the impact of the acquisition is not deemed to be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the "Commitments and Contingencies" footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under "Liquidity and Capital Resources", the mitigation of the Year 2000 issue under "Impact of the Year 2000 Issue" and other statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.


Results of Operations

Sales increased $4.0 million, or 10.2%, from $39.3 million for the three months ended February 28, 1998 to $43.3 million for the three months ended February 28, 1999. For the first six months of fiscal year 1999 sales were $88.0 million compared to $81.3 million for the first six months of fiscal year 1998, an 8.4% increase. This increase in sales for the three and six month periods ended February 28, 1999 as compared to the same periods in fiscal year 1998 was primarily due to the addition of sales from the consolidation of our Mexico operations, an increase in sales in Canada, and an increase in sales in the United Kingdom. The increases in Canada and the United Kingdom sales resulted mainly from increased unit shipments. These increases were partially offset by a decrease in domestic closure sales due mainly to decreased prices.

Gross profit increased $1.0 million to $9.8 million, or 11.4%, for the second quarter of fiscal 1999 as compared to $8.8 million for the second quarter of fiscal 1998 and increased $3.3 million, or 18.4%, to $21.2 million for the six months ended February 28, 1999, from $17.9 million for the same period in fiscal year 1998. Gross profit as a percentage of sales increased from 22.4% for the three months ended February 28, 1998 to 22.6% for the same period in fiscal year 1999, and from 22.0% for the six months ended February 28, 1998 to 24.1% for the same period in fiscal year 1999. Most of the increases for the three and six month periods ended February 28, 1999 were attributable to margin improvements in domestic closures, the United Kingdom and Canada. These increases were offset by a decrease in equipment margins. The margin increase in domestic closures and Canada is primarily the result of improved cost control efforts and the benefits of a recent restructuring. The United Kingdom operations margins continue to improve due to a shift from using expensive subcontractors and imported closures during their start-up phase in fiscal year 1998 to producing more closures in their own facility in fiscal year 1999.

Selling, general and administrative expenses increased $1.6 million, or 30.0%, to $7.0 million for the three months ended February 28, 1999 as compared to $5.4 million for the same period in fiscal year 1998, and increased as a percentage of sales from 13.7% for the three months ended February 28, 1998 to 16.2% for the three months ended February 28, 1999. For the six months ended February 28, 1999, selling, general and administrative expenses were $13.1 million, an increase of $2.2 million, or 20.2%, from $10.9 million for the same period in fiscal year 1998. As a percentage of sales selling, general and administrative expenses were 14.9% for the six months ended February 28, 1999 as compared to 13.4% for the same period in fiscal year 1998. These increases are primarily due to increased personnel in the United Kingdom operations, additional expenses related to the China and Mexico operations, increased expenses for bonus costs and increased legal expenses.

Research and development expense decreased $.2 million, or 25.0%, to
$.6 million for the three months ended February 28, 1999 as compared to $.8 million for the three months ended February 28, 1998 and decreased as a percentage of sales from 2.0% in the three months ended February
28, 1998 to 1.4% in the three months ended February 28, 1999.   For the
six months ended February 28, 1999, research and development expense was $1.4 million, a decrease of $.2 million, or 12.5%, from $1.6 million for the same period in fiscal 1998. As a percentage of sales, research and development expense was 1.6% for the six months ended February 28, 1999 as compared to 2.0% for the same period in fiscal 1998. The decreases in research and development expense for the three and six months ended February 28, 1999 as compared to the same periods in fiscal year 1998 were due primarily to a reduction in consulting expenses and prototype costs.

Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $.2 million, or 25.0%, to $.6 million for the three months ended February 28, 1999 as compared to $.8 million for the three months ended February 28, 1998 and decreased $.5 million, or 29.4%, to $1.2 million for the six months ended February 28, 1999. The decrease was primarily a result of certain covenants of the Canadian operations becoming fully amortized in June 1998.

        Interest income remained stable at $.1 million for the three months ended February 28, 1999 as compared to the same period in fiscal year
1998 and decreased $.1 million to $.2 million for the six months ended February 28, 1999 as compared to $.3 million for the same period in fiscal 1998. The interest income balances fluctuated based on the levels of invested cash.

Interest expense increased $.2 million to $3.6 million for the three months ended February 28, 1999 as compared to $3.4 million for the three months ended February 28, 1998 and increased $.4 million to $7.1 million for the six months ended February 28, 1999 as compared to $6.7 million for the same period in fiscal 1998. These increases were primarily due to an increase in the Company's outstanding line of credit balance for the three and six months ended February 28, 1999 as compared to the same period in fiscal year 1998 and the addition of the Mexican operations interest expense.

Other expense increased $.1 million to $.3 million for the three months ended February 28, 1999 as compared to other expense of $.2 million for the same period in fiscal year 1998, and totaled $.1 million for the six months ended February 28, 1999 as compared to other income of $.9 million for the same period in fiscal 1998. The expense in fiscal year 1999 is due primarily to exchange losses on intercompany transactions. Other income for the first six months of fiscal 1998 reflects gains from the sale of the Portland, Oregon facility.

The Company recorded a benefit for income taxes of $.6 million for the six months ended February 28, 1999 based on its pre-tax loss using an effective tax rate of 36%. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a benefit from income taxes of $1.4 million for the six-month period ending February 28, 1998.

Liquidity and Capital Resources

The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 28, 1999, the Company had cash and cash equivalents of $2.9 million, a decrease of $.7 million from August 31, 1998.

Cash provided by operations totaled $8.0 million for the six months ended February 28, 1999, a $2.9 million increase from the $5.1 million provided by operations for the six months ended February 28, 1998. Accounts receivable provided funds of $1.7 million for the first six months of fiscal year 1999 as compared to providing funds of $4.0 million for the same period in fiscal year 1998. Accounts payable provided funds of $.9 million in the first six months of fiscal 1999 compared to using funds of $4.1 million in the first six months of fiscal year 1998, and accrued expenses used funds of $.4 million in the first six months of fiscal 1999 as compared to providing funds of $.3 million in the same period of fiscal year 1998. Accrued interest expense used funds of $.1 million in the first six months of fiscal 1999 compared to providing funds of $.1 million in the same period of fiscal year 1998.

 Cash used in investing activities was $7.9 million for the six months ended February 28, 1999 as compared to using $7.1 million for the same period in fiscal year 1998. In both periods the use of cash consisted primarily of additions to property, plant and equipment. Proceeds from the sale of property, plant and equipment in the first six months of fiscal year 1999 included $.9 million from the sale of the Company's Bettendorf, Iowa facility as compared to $1.2 million in proceeds related to the sale of the Portland, Oregon facility in the first six months of fiscal 1998.

Cash used by financing activities was $.7 million for the six month period ended February 28, 1999 as compared to cash provided by financing activities of $1.1 million for the first six months of fiscal year 1998. The decrease was principally due to a decrease in borrowings under the line of credit for the six-month period ended February 28, 1999 as compared to the same period in fiscal year 1998.

At February 28, 1999, the Company had $2.9 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $19.6 million was available for draw as of February 28, 1999). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures into fiscal year 2000.

Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting. The Company will implement SFAS No. 130 and 131, which require the reporting and display of certain information related to comprehensive income and segment reporting, as required for the fiscal year ending 1999.

        In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosure About Pension and Other Benefits". SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition related to the Company's benefit plans. It is effective for the Company in fiscal year 1999.

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

Impact of the Year 2000 Issue

        The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year.
Software programs, hardware and machinery that have date-sensitive software or embedded chips may recognize a date using "00" as the year
1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

        As a result of ongoing assessments, the Company has determined it will be required to modify or replace portions of hardware, software and machinery so that those systems properly utilize dates beyond December 31, 1999. The Company believes that with these modifications and replacements, the year 2000 issue will be mitigated. However, if such modifications are not completed in a timely manner the effects of the year 2000 issue could have a material impact on the operations and financial condition of the Company.

        The Company's plan to resolve the year 2000 issue involves four phases; inventory and assessment, remediation, implementation and testing. To date, the Company has completed its inventory and assessment of all material software systems, including: order entry, sales, accounting, payroll, costing, shipping/receiving and purchasing; and concluded that those systems are year 2000 ready. The Company's inventory and assessment of hardware, certain communications systems and machinery used in the production process has been substantially completed. The remediation of these items is ongoing and is expected to be completed in July 1999. The testing and implementation phase should be completed as scheduled by August 1999. In addition to the hardware and software directly owned and operated by the Company, a significant portion of the Company's business is conducted through systems that interact directly with independent sales representatives. The software systems through which the sales representatives interact with the Company are year 2000 compliant and an inventory and assessment of the hardware used by the various sales representatives is almost complete. Remediation, implementation and testing of the sales representatives' hardware has been performed as the equipment is inventoried and is expected to be completed in April 1999.

        Systems that interface directly with outside parties other than sales representatives are limited to certain payroll functions. The Company has completed its inventory and assessment process of these systems and has concluded that they are year 2000 ready. The Company has also queried its other important suppliers, service providers and customers and expects this assessment to be completed by May 1999.
After this assessment is completed, preliminary contingency plans should be finalized and implemented in June 1999. These contingency plans will include, among other things, the Company's strategy to meet any unusual changes in demand from customers towards the end of calendar year 1999 which could lead to distortions in normal quarterly sales activity. Currently, the Company is not aware of any other issues at these entities that may materially impact its results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these entities will be year 2000 ready and their inability to complete the year 2000 resolution process could materially affect the Company, its operations and financial condition.

        The Company will use mainly internal resources to resolve its year 2000 issues and expects to fund the costs through operating cash flows. External costs incurred to date by the Company, all of which have been capitalized, approximate $150,000. Of the total remaining project costs, approximately $200,000 is attributable to the purchase of new software and equipment, which will be capitalized. Approximately
$50,000 of the Company's total year 2000 cost relates to the repair of hardware and software, which will be expensed as incurred.

        The Company's plans to complete the year 2000 modifications are based on management's best estimates and are predicated on the continued availability of skilled resources and the delivery of compliant systems and components from its third party hardware and software manufacturers. Estimates on the status of completion and the expected completion dates are based on planned timetables and costs incurred to date. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.








PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.


EXHIBIT
NUMBER            EXHIBIT TITLE
------            -------------

27.01    Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the period ended February 28, 1999.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PORTOLA PACKAGING, INC.
                                                (Registrant)


Date: April 7, 1999                            /s/ James A. Taylor
                                               --------------------
                                               James A. Taylor
                                               Vice-President and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Duly Authorized Officer)

                               EXHIBIT INDEX
EXHIBIT
NUMBER            EXHIBIT TITLE
------            -------------

27.01   Financial Data Schedule.