Form 10-Q
period 1999-05-31
PORTOLA PACKAGING INC
filed 1999-07-08
CIK 788983

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

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

12,017,870 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,882,878 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at June 25, 1999

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES


                                        INDEX


Part I - Financial Information
-------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         May 31, 1999 and August 31, 1998

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 1999 and May 31, 1998


         Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended May 31, 1999 and May 31, 1998

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


Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                      May 31,    August 31,
                                                       1999          1998
                                                   ------------  ----------
                                                   (unaudited)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................        $2,170      $3,570
Accounts receivable, net........................        25,598      22,887
Inventories.....................................        14,094      11,260
Other current assets............................           844       1,356
Deferred income taxes...........................         2,516       2,516
                                                   ------------  ----------
    Total current assets........................        45,222      41,589

Property, plant and equipment, net..............        92,590      85,874
Goodwill, net...................................        11,873      12,086
Patents, net....................................         2,411       1,814
Covenants not to compete, net...................           155         607
Debt financing costs, net.......................         2,559       2,982
Other assets....................................         2,613       3,908
                                                   ------------  ----------
Total assets....................................      $157,423    $148,860
                                                   ============  ==========

            LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK
                AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term debt...............        $2,165      $2,772
Accounts payable................................         9,535       8,138
Accrued liabilities.............................        10,723      10,793
Accrued interest................................         2,209       5,224
                                                   ------------  ----------
  Total current liabilities.....................        24,632      26,927

Long-term debt, less current portion............       139,469     127,936
Other long term obligations.....................           918         777
Deferred income taxes...........................         6,591       6,666
                                                   ------------  ----------
    Total liabilities...........................       171,610     162,306

Commitments and contingencies (Note 4)

Minority Interest...............................           929         --
Redeemable warrants to purchase Class A
  Common Stock..................................         9,872       7,959
                                                   ------------  ----------
Common stock and other shareholders' equity (deficit):
  Class A convertible Common Stock of $.001
  par value:
   Authorized: 5,203 shares;  Issued and
    outstanding 2,135 shares in both periods....             2           2
  Class B, Series 1, Common Stock of $.001
  par value:
   Authorized: 17,715 shares;  Issued and
    outstanding 8,671 shares in 1999 and 8,636
    shares in 1998..............................             8           8
  Class B, Series 2, convertible Common Stock
  of $.001 par value:
   Authorized: 2,571 shares;  Issued and
    outstanding 1,171 shares in both periods....             1           1
Additional paid-in capital......................         7,847       7,797
Notes receivable from shareholders..............          (473)       (463)
Cumulative foreign currency translation
  adjustments...................................        (2,088)     (1,039)
Accumulated deficit.............................       (30,285)    (27,711)
                                                   ------------  ----------
      Total common stock and other
        shareholders' deficit...................       (24,988)    (21,405)
                                                   ------------  ----------
      Total liabilities, redeemable
        warrants, common stock and other
        shareholders' deficit...................      $157,423    $148,860
                                                   ============  ==========

                The accompanying notes are an integral part of the
                     condensed consolidated financial statements.

           PORTOLA PACKAGING, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data)

                                  For the Three Months    For the Nine Months
                                      Ended May 31,          Ended May 31,
                                 ---------------------  ---------------------
                                     1999       1998        1999       1998
                                 ---------- ----------  ---------- ----------
                                      (unaudited)            (unaudited)
Sales...........................   $50,167    $46,561    $138,201   $127,804
Cost of sales...................    37,049     35,937     103,840     99,309
                                 ---------- ----------  ---------- ----------
Gross profit....................    13,118     10,624      34,361     28,495
                                 ---------- ----------  ---------- ----------
Selling, general and
  administrative................     7,615      6,132      20,759     16,999
Research and development........       561        900       1,960      2,547
Amortization of intangibles.....       666        838       1,833      2,503
                                 ---------- ----------  ---------- ----------
                                     8,842      7,870      24,552     22,049
                                 ---------- ----------  ---------- ----------
Income from operations..........     4,276      2,754       9,809      6,446
                                 ---------- ----------  ---------- ----------
Other (income) expense:
  Interest income...............       --        (142)       (163)      (392)
  Interest expense..............     3,711      3,566      10,824     10,270
  Amortization of debt
    financing costs.............       201        129         441        386
  Minority interest.............       (53)       --         (247)       --
  Loss (gain) from sale of
    securities and property plant
    and equipment (Note 6)......        67       (710)        114     (1,544)
  Other (income) expense, net...      (199)        35        (125)       (25)
                                 ---------- ----------  ---------- ----------
                                     3,727      2,878      10,844      8,695
                                 ---------- ----------  ---------- ----------
Income (loss) before income
    taxes.......................       549       (124)     (1,035)    (2,249)
Income tax expense (benefit)....       197        (63)       (374)    (1,443)
                                 ---------- ----------  ---------- ----------
Net income (loss)...............      $352       ($61)      ($661)     ($806)
                                 ========== ==========  ========== ==========
Number of shares used in
  computing basic per share
  amounts.......................    11,953     11,776      11,948     11,777
                                 ========== ==========  ========== ==========
  Basic income (loss)
  per share.....................     $0.03     ($0.01)     ($0.06)    ($0.07)

Number of shares used in
  computing diluted per share
  amounts.......................    14,372     11,776      11,948     11,777
                                 ========== ==========  ========== ==========
  Diluted income (loss)
  per share.....................     $0.02     ($0.01)     ($0.06)    ($0.07)

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                           For the Nine Months
                                                               Ended May 31,
                                                         ---------------------
                                                             1999       1998
                                                         ---------- ----------
                                                               (unaudited)
Cash flows from operating activities:
  Net loss...............................................    ($661)     ($806)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization........................   12,896     12,425
    Deferred income taxes................................      (75)    (1,114)
    Loss (gain) on property and equipment dispositions...      114       (794)
    Gain on sale of marketable securities................       --       (750)
    Provision for doubtful accounts......................      298        238
    Provision for excess and obsolete inventories........      514         51
    Minority interest income.............................     (247)        --
  Changes in working capital:
    Accounts receivable..................................   (1,388)       395
    Inventories..........................................   (2,472)      (948)
    Other current assets.................................       12        (21)
    Accounts payable.....................................     (580)    (4,321)
    Accrued liabilities..................................      281       (259)
    Accrued interest.....................................   (3,015)    (2,790)
                                                         ---------- ----------
    Net cash provided by operating activities............    5,677      1,306
                                                         ---------- ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.............  (13,021)   (14,025)
  Proceeds from sale of property, plant and equipment....      875        926
  Proceeds from sale of marketable securities............       --      1,744
  Payment for Allied Tool acquisition, net of
    cash acquired........................................   (2,204)        --
  (Increase) decrease in other assets....................     (797)       747
                                                         ---------- ----------
    Net cash used in investing activities................  (15,147)   (10,608)
                                                         ---------- ----------
Cash flows from financing activities:
  Borrowings under long-term debt arrangements, net......    8,146     10,175
  Increase in notes receivable from shareholders.........      (10)       (24)
  Payments on covenant not to compete agreements.........       --       (620)
  Issuance of common stock...............................       71         59
  Repurchase of common stock.............................      (21)      (132)
                                                         ---------- ----------
    Net cash provided by financing activities............    8,186      9,458
                                                         ---------- ----------
Effect of exchange rate changes on cash..................     (116)      (183)
                                                         ---------- ----------
    Decrease in cash and cash equivalents................   (1,400)       (27)
Cash and cash equivalents at beginning of period.........    3,570      3,242
                                                         ---------- ----------
Cash and cash equivalents at end of period...............   $2,170     $3,215
                                                         ========== ==========

                The accompanying notes are an integral part of the
                    condensed consolidated financial statements.

                  Portola Packaging, Inc. and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1.  Basis of Presentation:

        The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 1998 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are subject to seasonal variations and the results of operations for the three and nine-month periods ended May 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 1999.

        Effective December 1, 1998, the Company increased its existing equity interest in its Mexican joint venture (PPI Mexico) to 75% and has consolidated PPI Mexico into the Company's unaudited condensed consolidated financial statements (Note 4). All material intercompany accounts and transactions have been eliminated.

        On March 31, 1999, the Company acquired certain operating and intangible assets of Allied Tool, Inc. (Allied) for a cash payment and the assumption of certain debt and liabilities (Note 4). The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at March 31, 1999. Any excess purchase price over the estimated fair values has been recorded as goodwill.

        Certain prior period balances have been reclassified to conform to current period financial statement presentation. These reclassifications had no effect on net income (loss) for the three and nine-month periods ended May 31, 1998.


2.      Computation of Earnings (Loss) Per Common Share:

        Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computations of net loss per share as their effect is anti-dilutive.

                  Portola Packaging, Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)
                              (Unaudited)

3.      Inventories:

        Inventory balances as of May 31, 1999 and August 31, 1998 were as follows (in thousands):

                                           May 31,   August 31,
                                            1999        1998
                                        -----------  -----------
                                         (unaudited)

    Raw materials....................       $6,551       $5,429
    Work in process..................        1,601        1,606
    Finished goods...................        5,942        4,225
                                        -----------  -----------
                                           $14,094      $11,260
                                        ===========  ===========


4.      Commitments and Contingencies:

        As of August 31, 1998, the Company maintained $3.0 million in a United States Bank to collateralize a bank loan by a Mexican bank to PPI Mexico. The Company's joint venture partner (Partner) guaranteed the repayment of 50% of the loan balance ($1.5 million) to the Company in the event PPI Mexico was unable to repay the loan and collateralized this guarantee by pledging 25% of its stock interest in PPI Mexico. The loan matured on November 6, 1998 and was not repaid by PPI Mexico. In December 1998, the $3 million collateral maintained by the Company was used to settle PPI Mexico's debt to the bank. Based on the collateral agreement, the Company has asserted its right to the Partner's 25% stock interest in satisfaction of the $1.5 million loan guarantee and has thereby increased its ownership in PPI Mexico to 75% (Note 1). The Partner has not agreed to the collateral claim to his 25% stock interest. The Company has subsequently entered into negotiations with the Partner to settle any issues related to the collateral agreement and to pursue the purchase of his remaining interests in PPI Mexico.

        The Allied acquisition agreement provides for cash payments to the former owners for non-compete agreements, sign-on bonuses and contingent consideration based on the achievement of future sales growth targets.
The acquisition agreement also calls for payments to a third party for Allied stock purchase warrants, a non-compete agreement and to satisfy certain debt obligations of Allied.

        The Company has an outstanding warrant to purchase shares of its Class A Common Stock that became redeemable by the Company at the option of the holder of the warrant (an affiliate of the Company) effective June 30, 1999, upon 60 days prior written notice to the Company. The obligation of the Company to redeem the warrant is suspended if the redemption of the warrant would cause a default or an event of default under the Company's credit facilities. The Company's credit facilities do not currently permit redemption of the warrant. Were the warrant holder currently able to exercise its put option, the cost to the Company to redeem the warrant is presently estimated to be approximately $9.3 million.

        The Company is currently engaged in patent infringement litigation with two separate parties who are seeking to have the court declare certain patents owned by the Company invalid. These parties have also included allegations of anti-trust violations in their complaints. The Company believes its patents are valid, and is contesting these allegations vigorously. However, there can be no assurance that the Company will be successful in its defense of these matters. In



                  Portola Packaging, Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)
                              (Unaudited)


4.      Commitments and Contingencies (continued):

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

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market
values.   The implementation date of this standard was recently delayed and it is not effective for the Company until fiscal year 2001. The impact of adopting this statement on the Company's current financial statements would not be material.


6.      Sale of Securities and Property, Plant and Equipment:

        The Company recorded a gain of $750,000 on the sale of marketable securities related to its investment in Suncoast, Inc. for the three months ended May 31, 1998 and a gain of $1,023,000 on the sale of its Portland, Oregon facilities for the nine months ended May 31, 1998.

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


Results of Operations

        Sales increased $3.6 million, or 7.7%, from $46.6 million for the three months ended May 31, 1998 to $50.2 million for the three months ended May 31, 1999. For the first nine months of fiscal year 1999 sales were $138.2 million compared to $127.8 million for the first nine months of fiscal year 1998, an 8.1% increase. This increase in sales for the three and nine month periods ended May 31, 1999 as compared to the same periods in fiscal year 1998 was primarily due to the addition of sales from the consolidation of our Mexico operations, an increase in sales in Canada, and an increase in sales in the United Kingdom. Contributing to the sales increases for both the three and nine month periods to a much lesser degree were sales from a newly operational joint venture in China and sales from a new subsidiary, Portola Allied Tool, which commenced operations on March 31, 1999. The increases in Canada and the United Kingdom sales resulted mainly from increased unit shipments. The sales increases were partially offset by a decrease in domestic closure sales due mainly to decreased prices.

        Gross profit increased $2.4 million to $13.1 million, or 22.4%, for the third quarter of fiscal 1999 as compared to $10.7 million for the third quarter of fiscal 1998 and increased $5.9 million, or 20.7%, to $34.4 million for the nine months ended May 31, 1999, from $28.5 million for the same period in fiscal year 1998. Gross profit as a percentage of sales increased from 23.0% for the three months ended May 31, 1998 to 26.1% for the same period in fiscal year 1999, and from 22.3% for the nine months ended May 31, 1998 to 24.9% for the same period in fiscal year 1999. Most of the increases for the three and nine month periods ended May 31, 1999 were attributable to margin improvements in domestic closures, the United Kingdom and Canada, and the addition of margin from Mexico. These increases were offset by a decrease in equipment margins.
The margin increase in domestic closures and Canada is primarily the result of improved cost control efforts and the benefits of a restructuring completed in the fall of 1998. The United Kingdom operations margins reflect a benefit due to a shift from using expensive subcontractors and imported closures during their start-up phase in fiscal year 1998 to producing more closures in their own facility during fiscal year 1999.

        Selling, general and administrative expenses increased $1.5 million, or 24.6%, to $7.6 million for the three months ended May 31, 1999 as compared to $6.1 million for the same period in fiscal year 1998, and increased as a percentage of sales from 13.1% for the three months ended
May 31, 1998 to 15.1% for the three months ended May 31, 1999. For the nine months ended May 31, 1999, selling, general and administrative expenses were $20.8 million, an increase of $3.8 million, or 22.4%, from $17.0 million for the same period in fiscal year 1998. As a percentage of sales, selling, general and administrative expenses were 15.1% for the nine months ended May 31, 1999 as compared to 13.3% for the same period in fiscal year 1998. These increases are primarily due to additional expenses related to the China and Mexico operations and increased expenses related to additional personnel in the United Kingdom operations. Also contributing to the increases were increased costs for insurance, bonuses and legal expenses.

        Research and development expense decreased $.3 million, or 33.3%, to $.6 million for the three months ended May 31, 1999 as compared to $.9 million for the three months ended May 31, 1998 and decreased as a percentage of sales from 1.9% in the three months ended May 31, 1998 to
1.2% in the three months ended May 31, 1999.   For the nine months ended
May 31, 1999, research and development expense was $2.0 million, a decrease of $.5 million, or 20.0%, from $2.5 million for the same period in fiscal 1998. As a percentage of sales, research and development expense was 1.5% for the nine months ended May 31, 1999 as compared to 2.0% for the same period in fiscal 1998. The decreases in research and development expense for the three and nine months ended May 31, 1999 as compared to the same periods in fiscal year 1998 were due primarily to a reduction in consulting expenses and prototype costs.

        Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $.1 million, or 12.5%, to $.7 million for the three months ended May 31, 1999 as compared to $.8 million for the three months ended May 31, 1998 and decreased $.7 million, or 28.0%, to $1.8 million for the nine months ended May 31, 1999. The decrease was primarily a result of certain covenants of the Canadian operations becoming fully amortized in June 1998.

        The Company had no interest income for the three months ended May 31, 1999, a decrease of $.1 million from $.1 million for the same period in fiscal year 1998. Interest income decreased $.2 million to $.2 million for the nine months ended May 31, 1999 as compared to $.4 million for the same period in fiscal 1998. The interest income balances fluctuated based on the levels of invested cash.

        Interest expense increased $.1 million to $3.7 million for the three months ended May 31, 1999 as compared to $3.6 million for the three months ended May 31, 1998 and increased $.5 million to $10.8 million for the nine months ended May 31, 1999 as compared to $10.3 million for the same period in fiscal 1998. These increases were primarily due to an increase in the Company's outstanding line of credit balance for the three and nine months ended May 31, 1999 as compared to the same period in fiscal year 1998 and the addition of the Mexico operations interest expense.

        The Company recorded a gain of $750,000 on the sale of marketable securities related to its investment in Suncoast, Inc. for the three months ended May 31, 1998 and a gain of $1,023,000 on the sale of its Portland, Oregon facilities for the nine months ended May 31, 1998.

        The Company recorded a benefit from income taxes of $.4 million for the nine months ended May 31, 1999 based on its pre-tax loss using an effective tax rate of 36%. The Company recorded a benefit from income taxes of $1.4 million for the nine month period ending May 31, 1998.
The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

        The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 1999, the Company had cash and cash equivalents of $2.2 million, a decrease of $1.4 million from August 31, 1998.

        Cash provided by operations totaled $5.7 million for the nine months ended May 31, 1999, a $4.4 million increase from the $1.3 million provided by operations for the nine months ended May 31, 1998.
Accounts receivable used funds of $1.4 million for the first nine months of fiscal year 1999 as compared to providing funds of $.4 million for the same period in fiscal year 1998. Accounts payable used funds of $.6 million in the first nine months of fiscal 1999 compared to using funds of $4.3 million in the first nine months of fiscal year 1998, and accrued expenses provided funds of $.3 million in the first nine months of fiscal 1999 as compared to using funds of $.3 million in the same period of fiscal year 1998. Accrued interest used funds of $3.0 million in the first nine months of fiscal 1999 compared to using funds of $2.8 million in the same period of fiscal year 1998.

        Cash used in investing activities was $15.1 million for the nine months ended May 31, 1999 as compared to using $10.6 million for the same period in fiscal year 1998. In both periods the use of cash consisted primarily of additions to property, plant and equipment and in fiscal 1999 included the use of cash for the acquisition of the assets of Allied Tool. Proceeds from the sale of property, plant and equipment in the first nine months of fiscal year 1999 included $.9 million from the sale of the Company's Bettendorf, Iowa facility. Cash used in investing activities in the first nine months of fiscal year 1998 included $1.7 million of proceeds from the sale of marketable securities and $.9 million of proceeds from the sale of the Portland, Oregon facility.

        Cash provided by financing activities was $8.2 million for the nine month period ended May 31, 1999 as compared to $9.5 million for the first nine months of fiscal year 1998. The fluctuation is due to changes in borrowings under the line of credit for the nine month period ended May 31, 1999 and payments made under covenants not to compete in fiscal year 1998.

        At May 31, 1999, the Company had $2.2 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $6.9 million was available for draw as of May 31, 1999). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations and financing available from other sources, will be adequate to fund the Company's operations, debt service requirements and capital expenditures into fiscal year 2000.

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

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market
values.   The implementation date of this standard was recently delayed and it is not effective for the Company until fiscal year 2001. The impact of adopting this statement on the Company's current financial statements would not be material.


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

        The Company's plan to resolve the year 2000 issue involves four phases; inventory and assessment, remediation, implementation and testing. To date, the Company has completed its inventory and assessment of all material software systems, including: order entry, sales, accounting, payroll, costing, shipping/receiving and purchasing; and concluded that those systems are year 2000 ready. The Company's inventory and assessment of hardware, communications systems and machinery used in the production process has also been completed. The remediation of these items is ongoing and is expected to be completed in September 1999. The testing and implementation phase should also be completed by September 1999. In addition to the hardware and software directly owned and operated by the Company, a significant portion of the Company's business is conducted through systems that interact directly with independent sales representatives. The software systems through which the sales representatives interact with the Company are year 2000
compliant.   Remediation, implementation and testing of the sales
representatives' hardware has been performed as the equipment is inventoried and has been substantially completed.

        Systems that interface directly with outside parties other than sales representatives are limited to certain payroll functions. The Company has completed its inventory and assessment process of these systems and has concluded that they are year 2000 ready, except for certain modules that are to be replaced by October 1999. The Company has also queried its other important suppliers, service providers and customers and expects this assessment to be completed by July 1999. After this assessment is completed, preliminary contingency plans should be finalized and implemented in the fall of 1999. These contingency plans will include, among other things, the Company's strategy to meet any unusual changes in demand from customers towards the end of calendar year 1999 which could lead to distortions in normal quarterly sales activity. Currently, the Company is not aware of any other issues at these entities that may materially impact its results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these entities will be year 2000 ready and their inability to complete the year 2000 resolution process could materially affect the Company, its operations and financial condition.

        The Company will use mainly internal resources to resolve its year 2000 issues and expects to fund the total estimated project costs of $.4 million through operating cash flows. External costs incurred to date by the Company, all of which have been capitalized, approximate $.2 million. Of the total remaining project costs, approximately $.15 million is attributable to the purchase of new software and equipment, which will be capitalized. Approximately $.05 million of the Company's total year 2000 cost relates to the repair of hardware and software, which will be expensed as incurred.

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








PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.


Exhibit
Number          Exhibit Title
-------         -------------
27.01           Financial Data Schedule.


(b) The Company did not file any reports on Form 8-K during the period ended May 31, 1999.

                              Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PORTOLA PACKAGING, INC.
                                                (Registrant)


Date:   July 8, 1999                            /s/ James A. Taylor
                                                ---------------------
                                                James A. Taylor
                                                Vice-President and
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)

                                  EXHIBIT INDEX
Exhibit
Number    Exhibit Title
-------   -------------
27.01     Financial Data Schedule.