Form 10-K
period 1999-08-31
PORTOLA PACKAGING INC
filed 1999-11-23
CIK 788983

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

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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

    12,075,896 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,940,904 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at October 29, 1999.

    Documents incorporated by reference: None

================================================================================

                            PORTOLA PACKAGING, INC.
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

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

                                 PART I

Item 1. BUSINESS

Overview

        Portola Packaging, Inc. (together with its subsidiaries referred to hereinafter as the "Company" or "Portola") is a leading designer, manufacturer and marketer of tamper evident plastic closures and related equipment and tooling used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products. The Company's principal closure product lines include (i) small closures, (ii) five gallon closures,
(iii) widemouth closures, (iv) fitments and (v) push-pull dispensing closures. Portola also designs, manufactures and supplies high speed capping equipment and complete turnkey water bottling systems, which are marketed by the Company primarily under the tradename "PortaPlant". The Company's Canadian and Mexican operations, as well as a domestic joint venture, also manufacture a wide variety of blow molded plastic bottles for food and industrial applications. Portola's closure products are primarily manufactured through a technologically advanced, high speed injection molding process at seven modern manufacturing facilities strategically located throughout the United States, three facilities located in Canada, one facility located in the United Kingdom, one facility located in Mexico and through joint venture manufacturing and
distribution operations located in China and Europe.   Management
believes that the Company is a leader in a majority of the markets it serves and that the Company is the sole or largest supplier of plastic closures for a majority of its customers. The Company sells over 12.2 billion closures annually under the names Cap Snap, Nepco, Portola Packaging and other brand names to over 3,000 customers. Most of the Company's customers have been doing business with the Company for more than ten years. The Company's products are used to cap such well known consumer products as Borden milk, Dole juices, Poland Spring bottled water, Pepsi-Cola fountain syrups and Kraft barbecue sauce. Many features of the Company's closure products are proprietary, and Portola holds more than 75 patents on the design of container closures and compatible bottle necks.

History

        The Company was incorporated in California in 1964, and reincorporated in Delaware in April 1994. Portola (formerly known as Cap Snap Seal, Inc.) was acquired from the founding family in 1986 by a group led by Jack L. Watts, the Company's current Chairman of the Board and Chief Executive Officer. Since Portola was acquired from the founding family, the size of the Company as measured by sales and closure unit volume has increased from $26.1 million in sales and 2.1 billion in units sold for fiscal 1987 to $190.7 million in sales and 12.2 billion in units sold for fiscal year 1999. Portola's senior management has significant experience in the plastic packaging business and an average tenure of eight years at the Company.

        Consistent with the Company's objective to expand through strategic acquisitions, on June 30, 1994, the Company acquired Northern Engineering
& Plastic Corp. and certain related companies and assets (collectively, "Nepco") for a purchase price of $43.7 million. The acquisition of Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, has enabled the Company to establish new customer relationships, diversify and expand its product offerings and customer base and benefit from Nepco's proprietary product designs. On June 16, 1995, the Company purchased for $13.6 million the 50% interest it had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers (the "Western Canadian Acquisition"). The companies acquired in the Western Canadian Acquisition were amalgamated and now operate under the name "Portola Packaging Canada Ltd." and were recently continued under the laws of the Yukon Territory.
 On September 1, 1996, the Company purchased for $2.1 million Rapid Plast J-P. Inc. (Rapid Plast), a company headquartered in Montreal, Quebec (the "Eastern Canadian Acquisition"). Rapid Plast now operates under the name "Portola Packaging Ltd." and is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada and recently continued under the laws of the Yukon Territory. The Canadian acquisitions have enabled the Company to establish a position in the Canadian bottle manufacturing marketplace and to advance its position in the Canadian closure marketplace. On September 1, 1995, the Company completed the acquisition of the 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as Portola Packaging Ltd. (U.K.) for a purchase price of approximately $1.5 million. Portola Packaging Ltd. (U.K.) is a British corporation engaged in manufacturing closures for distribution primarily in the United Kingdom with some exports to Europe.

        On March 31, 1999, Portola Allied Tool, Inc. (Portola Allied), a wholly-owned subsidiary of the Company, purchased certain operating and intangible assets and paid off certain liabilities of Allied Tool, Inc., for a total purchase price of $2.2 million. Portola Allied is a Delaware corporation headquartered in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry. Effective July 27, 1999, the Company completed the acquisition of the remaining interest in Portola Packaging Inc. Mexico, S.A. de C.V. (PPI Mexico) for a purchase price of $3.0 million. At December 1, 1998, the Company had increased its equity interest in PPI Mexico from 50% to 75% as a result of the Company's claim against its joint venture partner for 50% of the joint venture partner's interest in PPI Mexico (i.e., a 25% interest in PPI Mexico) in connection with the foreclosure by a Mexican lender on a loan to PPI Mexico, for which this 25% interest served as part of the collateral for the loan. The Company paid the lender $1.5 million pursuant to a collateral agreement supporting the promissory note payable by PPI Mexico, and converted $1.5 million of debt to equity in PPI Mexico. PPI Mexico is engaged in the manufacture and distribution of plastic water bottles and plastic closures.

Disclosures Regarding Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements.
Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," and words of similar import, constitute forward-looking statements.
Readers are referred to the sections of this Report entitled "Risk
Factors", "Plastic Closure Market", "Raw Materials and Production" and "Competition". These sections describe risks which could cause actual results to differ materially from such forward-looking statements.
Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

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

        Expanding Sales in International Markets. The Company expects significant growth in international markets for plastic closures and capping and filling equipment, as bottled water and other non-carbonated water companies in Europe, the Far East, Latin America and elsewhere adopt more advanced packaging materials and techniques. The Company is seeking to capitalize on the opportunity for expansion into international markets through the formation of joint ventures with local bottle manufacturers, bottlers, and distributors and by increasing export sales of closures and capping and filling equipment. To date, the Company has entered into joint ventures in Europe and China and has acquired the remaining 50% interest of the Company's joint ventures in Mexico, Canada and the United Kingdom. See "International Sales and Joint Ventures."

        Seeking Strategic Acquisitions. Portola plans to continue its program of seeking to acquire businesses serving similar customers using proprietary product and process technology that offer opportunities to improve costs or extend the Company's product lines. The Company may also expand its acquisition strategy to include businesses that serve other customer bases as well. Since fiscal 1994, the Company has acquired Nepco, its Mexican, Canadian and United Kingdom operations, the assets of Allied Tool, Inc., and entered into joint ventures domestically as well as in China and Europe.

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

Products

        Portola designs, manufactures and markets a wide array of tamper evident plastic closures for applications in dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products. The Company also designs, manufactures and markets
(i) high speed capping equipment for use by its plastic closure customers in their bottling and packaging operations, (ii) tooling and molds used in the blowmolding industry (iii) customized bottling systems for returnable water cooler bottles which it markets primarily under the name "PortaPlant", and (iv) blow molded bottles for use in the dairy, water,
juice and industrial markets.   The Company's sales of plastic closures
represented approximately 83%, 86% and 88% of total sales in fiscal years 1999, 1998 and 1997, respectively. In fiscal year 1999, the balance of the sales were for equipment (6%), bottles (10%) and other (1%).

Plastic Closures

        The Company's plastic closures are broadly grouped into five categories: (i) small closures used to cap blow-molded plastic bottles,
(ii) closures for five gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products,
(iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. The Company offers a wide variety of plastic closures under each of its principal product lines to satisfy specific market application and customer requirements. Most of the Company's plastic closures offer its snap-on or snap-screw feature, designs preferred by packagers because they reduce production costs and leakage. The Company's plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for food and non-carbonated beverage products. The Company's plastic closures range in size from 28mm to 110mm, and conform with international packaging standards. The Company offers over 42 individual closure products. The Company also offers 23 standard colors, in addition to custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities to provide product distinction for its customers.

        The following table describes the Company's principal plastic closure product lines.

PRODUCT LINE                                 DESCRIPTION                  MARKET APPLICATION
-------------------------------- -------------------------------- ----------------------------------
Small closures.................  Plastic closures for plastic     Milk, fruit juices, bottled water
                                   blowmolded bottles               and vinegar

Five gallon closures...........  Plastic closures for glass and   Water cooler bottles
                                   plastic returnable water
                                   cooler bottles

Widemouth closures.............  Plastic closures for widemouth   Institutional foods, including
                                   plastic containers               condiments, mayonnaise and
                                                                    salad dressing

Fitments.......................  Recloseable plastic dispensing   Orange juice, lemonade, other
                                   fitment for polyethylene-        juice products and dairy
                                   coated gable-top paperboard
                                   cartons

Push-pull dispensing closures..  Dual tamper evident closures     Bottled water, flavored water,
                                   with push-pull feature           sports drinks


Capping Equipment and Tooling

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

        With the recent acquisition by Portola Allied Tool, Inc., a wholly-owned subsidiary of the Company, of the assets of Allied Tool the Company is now engaged in the manufacture and sale of high quality tooling and molds used in the blowmolding industry.

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

Plastic Bottles

        In Canada and Mexico, in addition to marketing closures, the Company produces a wide variety of blow molded plastic bottles for use in the dairy, water and juice industries. The ability to market the closures and bottles together enables the Canadian and Mexican operations to provide their customers with a complete packaging system.

        During fiscal year 1999, the Company also formed two joint ventures, one of which produces and sells five gallon PET water bottles domestically from existing Company plants and one of which produces and sells five gallon polycarbonate bottles in the European marketplace.

Product Development

        The Company continues to be committed to product development and engineering. Its research and development group and engineering staff provide a range of design and development services, focusing primarily on
(i) new products and product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with the Company's closures and its customers' containers. Research and development expenditures for fiscal years 1999, 1998 and 1997 were $2.7 million, $3.4 million, and $3.3 million, respectively.

        The Company has also made a substantial investment in developing new product applications for existing markets as well as applications for new markets. To facilitate the process of enhancing and developing new products and to ensure ultimate market acceptance of such products, the Company encourages an on-going exchange of ideas with customers, container manufacturers, machinery manufacturers, and sales and service personnel. This approach has enabled the Company to identify new product opportunities, including improved closures developed for the fitment and institutional foods industries.

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

        In order to produce plastic closures, the resin, which is delivered as small pebble-size pellets to large storage silos, is conveyed through a pipeline system to an injection molding machine, where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected at high pressure into a specially designed, multi-cavity mold. The principal equipment in the Company's plants includes injection molding machines, finishing lines to print and label caps and line them with foam or foil to meet customer requirements, and automated systems for handling and processing raw materials and finished goods. The Company uses a similar, highly automated process in the production of its bottles. By automating its manufacturing operations, the Company is able to limit its direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products.

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

Sales, Marketing and Customer Service

        The Company markets its products through its internal sales department and through domestic and international networks of sales representatives. Calls on customers by these salespersons and representatives, along with participation at trade shows, are the primary means of customer contact. A number of the Company's customers are large corporate clients with numerous production facilities, each of which may make its own separate purchase decisions. The Company's most significant customers are processors and packagers of fluid milk, non-carbonated bottled water, chilled juice, other flavored drinks and condiments for wholesale and institutional use. The Company's customer base includes over 3,000 accounts. The Company's top ten customers and buying groups accounted for approximately 28% of the Company's sales during the fiscal year ended August 31, 1999, and none accounted for more than 5% of sales during that period. Most of the Company's customers have been doing business with the Company for more than ten years.

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

International Sales and Joint Ventures

        Although the Company's sales are primarily domestic, the Company has experienced growth in international sales. International sales have increased to $70.3 million in 1999 from $46.3 million and $41.2 million in 1998 and 1997, respectively, due to bottled water companies and other non-carbonated beverage companies in Europe, the Far East, Latin America and elsewhere adopting more advanced packaging materials and techniques.
For the fiscal years ended August 31, 1999, 1998, and 1997, export closure sales from the United States to unaffiliated customers were $10.0 million, $9.4 million, and $12.0 million, respectively. The Company's export closure sales from the United States have generally declined as the United Kingdom, Mexican and Canadian subsidiaries have produced and sold product locally. Sales are growing in these regions but through local manufacture.

        In the last several years, the Company has utilized joint ventures with bottle manufacturers, bottlers and distributors to gain footholds in international markets. By offering plastic closures, capping equipment and turnkey bottling systems, the Company can provide joint venture partners with a complete solution to their bottling and capping requirements. Subsidiaries in Mexico, Canada and the United Kingdom, now wholly-owned by Portola, began as joint ventures in which the Company was a venture partner. The Company also maintains a joint venture agreement with the Shanghai Aquarius Drinking Water Company (Aquarius) to manufacture and sell closures and bottles for the Asian marketplace. Aquarius is a leading bottled water company in the Shanghai Province of China. During fiscal year 1999, the Company formed a new joint venture with Greiner A.G. of Austria to sell five gallon water caps and to produce and sell five gallon water bottles for the European and Middle Eastern marketplaces.

Competition

        The Company competes in marketing container closures to the food and beverage industry on the basis of price, product design, product quality and reliability, on-time delivery and customer service. Among the attributes that the Company believes distinguish it from other sellers of closure systems and provide a competitive advantage are the Company's proprietary products, the Company's ability to provide its customers with innovative, low-cost closures and complete capping systems, the Company's reputation for quality, reliability and service, and the Company's automated and strategically located production facilities.

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

Employees

        As of August 31, 1999, the Company had 1,210 full-time employees, 37 of whom were engaged in product development, 89 in marketing, sales and customer support, 980 in manufacturing and 104 in finance and administration. The Company uses seasonal and part-time employees for training, vacation replacements and other short term requirements. None of the Company's employees in the United States are represented by any collective bargaining agreements; approximately 42 of the employees of one of the Company's Canadian subsidiaries are members of the Teamsters Union. The Company has never experienced a work stoppage and believes that it has good employee relations.

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

Substantial Leverage; Limitations Associated with Restrictive Covenants

        At August 31, 1999, the Company had indebtedness outstanding of approximately $137 million. $110 million of this amount represented the principal amount of the senior notes issued by the Company in October 1995, which is due in 2005; $26 million of the balance remaining represented funds drawn under the Company's $35 million line of credit; the remaining amount of the indebtedness was principally comprised of foreign subsidiary loans.

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

Dependence on New Business Development and International Expansion

        The Company believes that the domestic markets for its traditional products have become relatively mature and that, in order to grow, the Company has relied, and will increasingly rely, on new products, such as fitments and non-spill closures, as well as expansion into international markets. Developing new products and expanding into new markets will require a substantial investment and involve additional risks such as assessing the values, strengths, weaknesses and potential profitability of acquisition candidates. There can be no assurance that the Company's efforts to achieve such development and expansion will be successful. There are additional risks of potential adverse effects on the Company's operating results, such as the diversion of management's attention, the loss of key personnel and the risks of unanticipated problems and liabilities. Moreover, as described above, the Company's debt instruments impose significant restrictions under certain circumstances on the ability of the Company to make investments.

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

Consumer Complaints; Governmental Regulation

        Many of the Company's products are used to cap food and beverage products. It is possible that some of the Company's products, if used improperly, could cause injury to consumers of food and beverage products capped with the Company's closures. In such event, the Company could incur substantial costs in responding to complaints or litigation related to its products, which could materially adversely affect the financial condition and operations of the Company. In addition, if any of the Company's products were found to be defective, the Company could incur significant costs in correcting any product deficiencies, in addition to suffering the loss of revenues derived from such products. From time to time, customers have claimed that defects in their products have been due to defects in the Company's products. To date, no such claims have been adjudicated adversely to the Company, however, the Company has had to pay amounts in settlement to avoid litigation and has incurred and may be expected to incur significant litigation costs in the future, not all of which have been or will be covered by insurance.

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

Limited Protection of Intellectual Property

        The Company has a number of patents covering various aspects of the design and construction of its products. The Company presently is a party to two lawsuits challenging the validity of certain of its patented technology, and in one lawsuit which was settled in 1996 agreed to pay royalties to another company for a closure product manufactured by the Company that was alleged to have infringed on certain patents of the other company. There can be no assurance that the Company will be successful in protecting its proprietary technology from third party infringement or that the Company's products will not be found to infringe upon the proprietary technology of others. Furthermore, patents do not ensure that competitors will not develop competing products.

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


Item 2. PROPERTIES

        The Company currently owns or leases nine modern production facilities located in the United States, seven of which operate five to seven days a week, 24 hours a day. The Company closed its Fort Worth, Texas facility in October 1998 and has entered into a preliminary agreement of sale. The Company's western Canadian subsidiary leases two production facilities in Richmond, British Columbia, Canada and Edmonton, Alberta, Canada and the Company's eastern Canadian subsidiary leases one production facility in Montreal, Quebec, Canada. In addition, the Company leases a manufacturing facility located in Doncaster, South Yorkshire, England for use by its United Kingdom subsidiary and leases a manufacturing facility in Guadalajara, Mexico for use by its Mexican subsidiary. The Company's facilities are highly efficient due to automation and frequently scheduled maintenance throughout the plants. The Company believes that these facilities are well-maintained and in good operating condition and anticipates that, although substantial capital expenditures will be required to meet the production requirements for new and developing product lines, the facilities themselves will be sufficient to meet the Company's needs for the next year or two. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add production facilities sooner than expected. The following table indicates the locations, functions, square footage and nature of ownership of the Company's current facilities.

                                                                         Nature
                                                                           of
                                                                Square   Owner-
          Location                       Functions               Feet   ship(1)
----------------------------- -------------------------------- -------- --------
San Jose, CA................  Executive Office/Closure Mfg./
                               Warehouse/Engineering/
                               Research and Development
                               Facility and Equipment
                               Division                        154,000  owned
Kingsport, TN...............  Bottle & Closure Mfg./Warehouse   89,000  owned
Clifton Park, NY............  Bottle & Closure Mfg./Warehouse   54,000  leased
Batavia, IL.................  Closure Mfg./Warehouse            78,000  leased
New Castle, PA..............  Executive Office/Closure
                               Mfg./Warehouse/Fabrication Shop  54,000  owned
Sumter, SC..................  Closure Mfg./Warehouse            34,000  owned
Chino, CA...................  Bottle & Closure Mfg./Warehouse   65,000  owned
Fort Worth, TX..............  Closure Mfg./Warehouse            27,000  owned(2)
Michigan Center, MI.........  Tool Manufacturing                13,000  leased
Richmond, British Columbia,
  Canada....................  Bottle & Closure Mfg./Warehouse   49,000  leased
Edmonton, Alberta, Canada...  Bottle Mfg./Warehouse             43,000  leased
Montreal, Quebec, Canada....  Bottle Mfg./Warehouse             44,000  leased
Doncaster, South Yorkshire,
  England...................  Closure Mfg./Warehouse            50,000  leased
Guadalajara, Mexico.........  Bottle & Closure Mfg./Warehouse   52,000  leased

-------------------------

(1) The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: the lease of the Clifton Park facility expired in November 1998 and has been extended on a monthly basis until an extension is finalized; the leases for the Richmond and Edmonton, Canada facilities expire in 2001.

(2) The Company announced the closing of this facility effective October 1998 and has entered into a preliminary agreement of sale.

Item 3.  LEGAL PROCEEDINGS

         The Company is currently engaged in patent infringement litigation with two separate parties who are seeking to have the court declare certain patents owned by the Company invalid. These parties have also included allegations of anti-trust violations in their complaints. The Company believes that its patents are valid and is contesting these allegations vigorously. The Company is also subject to other legal proceedings and claims arising out of the normal course of business.
Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

        As of October 29, 1999, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of October 29, 1999, there were approximately 170 holders of record of the 8,769,474 outstanding shares of Class B Common Stock, Series 1 and 12 holders of record of the 1,171,430 outstanding shares of Class B Common, Series 2. See Note 10 of the Notes to Consolidated Financial Statements for additional information on stock and warrants.

        The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for the development of the Company's business. Furthermore, certain of the Company's credit agreements, including the senior notes issued on October 2, 1995 and the senior revolving credit facility entered into on October 2, 1995, restrict the Company's ability to pay dividends. Prior to being paid off in May 1999 the Canadian loan agreements prohibited the western Canadian subsidiary from paying dividends to the parent company.


Item 6. SELECTED FINANCIAL DATA


Selected Historical Condensed Consolidated Financial Data

        The selected historical condensed consolidated statement of operations and balance sheet data set forth in the table below for, and at the end of, each of the fiscal years in the five year period ended August 31, 1999 have been derived from, and are qualified by reference to, the consolidated financial statements of the Company. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and the accompanying notes thereto and other financial information appearing elsewhere in this report on Form 10-K.

                                                           FISCAL YEAR ENDED AUGUST 31,
                                                 --------- ---------------------------------------
                                                   1999      1998      1997      1996      1995
                                                 --------- --------- --------- --------- ---------
                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Sales........................................  $190,661  $176,234  $170,443  $159,462  $124,650
  Cost of sales................................   143,792   135,420   130,227   117,592    91,972
                                                 --------- --------- --------- --------- ---------
    Gross profit...............................    46,869    40,814    40,216    41,870    32,678
  Selling, general and administrative..........    27,941    23,564    23,915    22,035    16,649
  Research and development.....................     2,717     3,425     3,349     2,156     1,682
  Amortization of intangibles(a)...............     2,583     3,074     3,322     5,207     3,724
  Write-off of intangibles(b)..................       --        --        --      7,292       --
  Restructuring costs..........................       --      3,084     4,114       --        --
                                                 --------- --------- --------- --------- ---------
    Income from operations.....................    13,628     7,667     5,516     5,180    10,623
  Other (income) expense, net(c)...............      (212)   (1,132)      208       158       259
  Interest expense, net........................    14,262    13,297    12,792    11,842     8,483
  Amortization of debt financing costs.........       546       484       559       492       447
                                                 --------- --------- --------- --------- ---------
    Income (loss) before extraordinary
      item and income taxes....................      (968)   (4,982)   (8,043)   (7,312)    1,434
  Income tax provision (benefit)...............      (352)     (571)     (632)      865     1,294
                                                 --------- --------- --------- --------- ---------
    Income (loss) before extraordinary
      item.....................................      (616)   (4,411)   (7,411)   (8,177)      140
  Extraordinary item, net(d)...................       --        --        --      1,265       --
                                                 --------- --------- --------- --------- ---------
  Net income (loss)............................     ($616)  ($4,411)  ($7,411)  ($9,442)     $140
                                                 ========= ========= ========= ========= =========
  Net income (loss) per common share...........    ($0.05)   ($0.37)   ($0.63)   ($0.80)    $0.01
                                                 ========= ========= ========= ========= =========
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital..............................   $17,005   $14,662    $7,315   $21,370   $13,747
  Total assets.................................   157,444   148,860   148,286   152,227   129,315
  Total debt...................................   137,095   130,708   122,172   117,913    91,912
  Redeemable warrants(e).......................    12,222     7,959     5,675     4,560     3,665
  Total common stock and other
   shareholders' equity (deficit)..............   (26,017)  (21,405)  (13,049)   (3,801)    6,694
CASH FLOW DATA:
  Net cash provided by operating activities....    11,612     9,073    14,744    18,795     8,422
  Net cash used in investing activities........   (21,435)  (16,378)  (20,841)  (31,271)  (24,648)
  Net cash provided by financing activities....     8,725     7,350     1,795    19,511    14,785
OPERATING AND OTHER DATA:
  Closure unit volume (in millions)(unaudited).    12,236    11,447    10,800     9,606     8,476
  Closure unit volume growth(unaudited)........       6.9%      6.0%     12.4%     13.3%     73.2%
  EBITDA(f)....................................   $31,356   $24,809   $20,349   $20,491   $22,706
  Adjusted EBITDA(f)...........................    31,416    27,179    24,463    27,783    23,588
  Depreciation and amortization(g).............    18,060    16,494    15,600    15,961    12,789
  Capital expenditures.........................    16,604    21,436    23,101    27,194    11,302
  Deficiency of earnings to fixed charges(h)...      (968)   (4,982)   (8,043)   (9,422)     --
  Ratio of earnings to fixed charges(h)........      --        --        --        --        1.2x

-------------------------
(footnotes on following page)

(a) Includes amortization of patents, goodwill and covenants not to compete.

(b)     The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in the fiscal year ended August 31, 1996.

(c) Other (income) expense in 1998 includes gain from the sale of securities of $750,000, gains from the sale of fixed assets of $714,000 net of other expenses of $332,000.

(d) Extraordinary item refers to the loss on extinguishment of certain debt, net of income tax benefit.

(e) The redeemable warrants entitle the holders thereof to purchase an aggregate of 2,492,741 shares of the Company's Class A common stock. A warrant to purchase 2,052,526 shares of common stock is exercisable, in whole or in part, through June 30, 2004. Effective
June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company. The obligation of the Company to redeem the warrant is calculated based on the higher of current market value or an amount computed under the warrant agreement and may be suspended if the redemption of the warrant would cause a default or event of default under the Company's credit facilities. At August 31, 1999, the Company's credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to have the warrant redeemed, the cost to the Company is estimated to be approximately $11.6 million. If the Company does not complete an initial public offering of its common stock by August 1, 2001 (for the purpose of another warrant), the holder of the other outstanding warrant may require the Company to repurchase the warrant at the higher of current market value or an amount computed under the warrant agreement. This other warrant is presently exercisable at any time until its expiration on June 30, 2004.

(f) EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, depreciation of property, plant, and equipment, net interest expense and amortization of intangible assets. Adjusted EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, write-off of intangible assets, restructuring costs, depreciation of property, plant and equipment, net interest expense, amortization of intangible assets and non-recurring legal expenses associated with the Company's litigation with Scholle Corporation through October 2, 1995. The non-recurring legal expenses associated with the Scholle
Corporation litigation for the fiscal year ended August 31, 1995 were $882,000. In addition, in 1999 and 1998, the Company's equity share of its Mexican joint venture's EBITDA prior to consolidation of the Mexican joint venture, approximately $176,000 and $417,000, respectively, is included as a separate component of the Adjusted
EBITDA calculation. EBITDA and Adjusted EBITDA are not intended to represent and should not be considered more meaningful than, or an alternative to, net income, cash flow or other measures of performance in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA data are included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt and because certain restrictive covenants in the Indenture will be based on a term very similar to the Company's
Adjusted EBITDA.

(g)     Includes amortization of debt financing costs.

(h) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before provision for income taxes and fixed charges. "Fixed charges" consists of interest expense, amortization of debt financing costs and the portion of lease expense which management believes is representative of the interest component of lease expense. The ratio of earnings to fixed charges for the years ended August 31, 1999, 1998, 1997 and 1996 resulted in deficiencies of $1.0 million, $5.0 million, $8.0 million, and $9.4 million, respectively.

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

        The Company currently has five wholly-owned operating subsidiaries; one of which is domestic, two of which are located in Canada, one of which is located in the United Kingdom and one of which is located in Mexico. The two Canadian subsidiaries are Portola Packaging Canada Ltd. (located in western Canada) and Portola Packaging Ltd. (located in eastern Canada); the United Kingdom subsidiary is Portola Packaging Ltd. (U.K.); the Mexico subsidiary is Portola Packaging Inc. Mexico, S.A. de C.V. (PPI Mexico); the Company's sole domestic subsidiary is Portola
Allied Tool, Inc., located in Michigan. In April 1997, the Company's United Kingdom subsidiary and eastern Canadian subsidiary were converted to "restricted subsidiary" status (See Note 2 of the Notes to Consolidated Financial Statements). In May 1999, the Company's western Canadian subsidiary was converted to "restricted subsidiary" status. In March 1999, the Company formed a new subsidiary named Portola Allied
Tool, Inc. to acquire the assets of Allied Tool, Inc., a corporation headquartered in Michigan, and elected "restricted subsidiary" status for Portola Allied Tool. In July 1999, the Company acquired the remaining interest in the Mexican joint venture in which it had held a 50% interest and elected "restricted subsidiary" status at that time. This allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing the senior notes issued by the Company in October 1995 and under the terms of the Company's senior credit facility.

Results of Operations

        Fiscal Year Ended August 31, 1999 Compared to Fiscal Year Ended August 31, 1998

        Sales increased $14.5 million, or 8.2%, from $176.2 million for fiscal 1998 to $190.7 million for fiscal 1999. Of the increase, $7.9 million was attributable to the addition of sales from the consolidation of the Company's Mexico operations, $5.4 million was attributable to increased closure sales in the United Kingdom, $3.6 million was attributable to an increase in sales from the Canadian operations (increased bottle sales of $1.9 million and increased closure sales of $1.7 million), and $1.6 million was attributable to sales from the Company's new subsidiary, Portola Allied Tool. Also contributing to the sales increases was a $400,000 sales increase from the equipment division and sales from two newly operational joint ventures in China and the United States in the amounts of $600,000 and $500,000, respectively. The increases in sales in the United Kingdom and Canada resulted mainly from increased unit shipments and a shift of sales to more profitable product lines. The sales increases were partially offset by a $5.5 million decrease in domestic closure sales due in part to consolidation in the dairy industry causing downward pressure on domestic average selling prices. The Company's international operations continue to comprise a larger percentage of the Company's sales volume as they increase market share.

        Gross profit increased $6.1 million, or 14.8%, to $46.9 million for fiscal 1999, as compared to $40.8 million for fiscal 1998 and increased slightly as a percentage of sales from 23.2% in 1998 to 24.5% in 1999.
The margin increase was due primarily to improving margins in the United Kingdom of $2.4 million, margin improvements in domestic closures and Canada of $1.0 million and $1.5 million, respectively, and the addition of $1.8 million in gross profit from Mexico. These increases were partially offset by a $900,000 margin decrease in the equipment division resulting mainly from increased raw material costs in fiscal year 1999, a decrease in fitment applicator sales and due to fiscal 1998 margins being inflated by a one time payment received for the settlement of a pricing contract dispute with a former customer. The margin increase in domestic closures and Canada is primarily the result of improved cost control efforts and the benefits of a restructuring completed in the fall of 1998. The increase in domestic gross margin was impacted by an increase in resin costs associated with a worldwide increase in oil prices in the fourth quarter that, due to timing and competitive issues, the Company was unable to immediately pass on to all customers. The United Kingdom margins improved in fiscal year 1999 as compared to prior years resulting from a more profitable product mix and a shift from using outside subcontractors and imported caps to manufacturing more closures in their own facility. Canadian margins should continue to improve due to the discontinuance of less profitable product lines in eastern Canada during fiscal year 1999. Overall, fiscal year 1999 direct materials, labor and overhead costs represented 40%, 16% and 23% of sales, respectively, which are comparable with prior years.

        Selling, general and administrative expense increased from $23.6 million in fiscal year 1998 to $28.0 million in fiscal 1999 and increased as a percentage of sales from 13.4% for fiscal 1998 to 14.7% for fiscal 1999. These increases are primarily due to additional expenses related to the China, Mexico and Sand Hill Systems operations (Sand Hill Systems having been wholly-owned by the Company at the end of fiscal year 1999, although the Company currently has a less than 25% interest in Sand Hill Systems), and to increased expenses in the United Kingdom resulting primarily from increased personnel levels. Domestically, increased bonus costs and legal expenses also contributed to the increase.

        Research and development expenses decreased from $3.4 million and 1.9% of sales in fiscal year 1998 to $2.7 million and 1.4% of sales in fiscal year 1999. The decrease in research and development expenses was primarily due to reduced expenditures for external consulting expenses and prototype costs.

        Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill, customer lists and covenants not to compete) totaled $2.6 million for fiscal year 1999 as compared to $3.1 million for fiscal 1998. The decrease is primarily a result of certain covenants of the Canadian operations becoming fully amortized at the end of fiscal year 1998 offset somewhat by increased goodwill amortization related to the purchase of the assets of Allied Tool and the remaining interest in PPI Mexico.

        Due to the effect of the factors summarized above, income from operations increased $5.9 million, or 77.8%, to $13.6 million for fiscal 1999, as compared to $7.7 million for fiscal 1998, and increased as a percentage of sales from 4.4% in fiscal 1998 to 7.2% in fiscal 1999.

        Interest income decreased to $181,000 in fiscal year 1999 from $498,000 in fiscal year 1998 due to generally lower levels of excess cash available for investment.

        Interest expense increased $648,000 to $14.4 million in fiscal 1999 as compared to $13.8 million for fiscal 1998. The increase was due to increased borrowings under the Company's line of credit to finance acquisitions and to payoff certain debt balances related to the Company's western Canadian subsidiary and the addition of interest from PPI Mexico operations.

        Amortization of debt financing costs increased $62,000 to $546,000 in fiscal 1999 as compared to $484,000 for the same period in fiscal 1998.
The increase was due to the write-off of the western Canada debt financing costs resulting from the May 1999 payoff of the Canadian term loan note and the Canadian revolver loan note. Debt financing costs are attributable to the $110 million senior notes issued in October 1995 and debt financing costs incurred in western Canada.

        Net loss decreased to $.6 million in fiscal 1999 compared to a $4.4 million loss in fiscal 1998.


        Fiscal Year Ended August 31, 1998 Compared to Fiscal Year Ended August 31, 1997

        Sales increased $5.8 million, or 3.4%, from $170.4 million for fiscal 1997 to $176.2 million for fiscal 1998. Of the increase, $4.1 million was attributable to increased sales of closures in the United Kingdom and $3.6 million was due to increased sales from the Canadian operations (increased bottle sales of $9.0 million offset by a decrease in closures sales of $5.4 million). Domestic closure operations also contributed a $1.7 million increase in sales offset by a decrease of $3.6 million in equipment sales. The increase in domestic sales was due mainly to price increases in most product lines offset by sales volume decreases in fitment and widemouth closures. In the United Kingdom and Canada, sales fluctuations were primarily the result of sales volume increases rather than pricing.

        Gross profit increased $598,000, or 1.5%, to $40.8 million for fiscal 1998, as compared to $40.2 million for fiscal 1997 and decreased slightly as a percentage of sales from 23.6% in 1997 to 23.2% in 1998. The margin increase was due primarily to improving margins in the United Kingdom of $1.5 million and the equipment division in the United States of $2.4 million, offset by decreases in Canadian and domestic closures margins.
The Company expects its United Kingdom and Canadian operations to continue to comprise a larger percentage of its sales volume as they increase market share and become more self sufficient. The United
Kingdom margins improved in fiscal year 1998 as compared to prior years due to a shift from using outside subcontractors and imported caps to manufacturing more closures in its own facility. Equipment margins were low in fiscal year 1997 and increased in 1998 due mainly to the favorable settlement of a pricing contract dispute in 1998 with a former customer. Domestic closures margins decreased approximately $800,000 for fiscal year 1998 as compared to fiscal year 1997 due primarily to increases in labor costs and depreciation. Overall, direct materials and overhead costs remained constant at about 42% and 20% of sales, respectively, and labor costs have increased $2.7 million from fiscal year 1997 to fiscal year 1998.

        Selling, general and administrative expense decreased slightly from $23.9 million in fiscal year 1997 to $23.6 million in fiscal 1998 and decreased as a percentage of sales from 14.0% for fiscal 1997 to 13.4% for fiscal 1998. These decreases were primarily due to the decrease in bonus costs in fiscal 1998 as compared to 1997 as a result of not achieving certain operating results, offset by increases in consulting and legal fees and relocation expenses.

        Research and development expenses remained constant at approximately $3.4 million and 2.0% of sales for fiscal year 1998 and fiscal year 1997.
 These costs were affected by increased expenditures for patent and consulting fees for new product development, offset by a reduction in prototype costs.

        Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill, customer lists and covenants not to compete) totaled $3.1 million for fiscal year 1998 as compared to $3.3 million for fiscal 1997. The decrease was primarily due to a decrease in goodwill and covenant amortization due to the write-off of $1.7 million of goodwill in 1997.

         The Company took measures to improve productivity and quality in its core business starting in December 1996 when it implemented a restructuring plan which consolidated its separate closure, packaging and manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and the closure of its Bettendorf, Iowa facility in July 1997. The Company recorded a restructuring charge of $2.4 million and wrote-off goodwill of $1.7 million in connection with this restructuring plan in fiscal 1997. In fiscal year 1998, the Company took further measures to improve profitability and announced staffing reductions and the closing of its Fort Worth, Texas facility effective October 30, 1998. The
Company recorded a charge of $3.1 million in 1998 related to this restructuring, which consisted primarily of a write-off of intangible assets of $1.3 million, employee related costs of $1.2 million and facility writedown and maintenance costs of $500,000.

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

        Amortization of debt financing costs decreased $75,000 to $484,000 in fiscal 1998 as compared to $559,000 for the same period in fiscal 1997.
Debt financing costs were attributable to the $110 million senior notes issued in October 1995 and to a lesser extent, debt financing incurred in western Canada.

        Net loss decreased to $4.4 million in fiscal 1998 compared to a $7.4 million loss in fiscal 1997.

Liquidity and Capital Resources

        Fiscal Year Ended August 31, 1999 Compared to Fiscal Year Ended August 31, 1998

        The Company has relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness
and fund capital expenditures and acquisitions.   On October 2, 1995,
the Company completed a $110 million senior notes offering that mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeds of the notes offering were approximately $106 million, of which $83 million was used to retire the Company's debt then outstanding under its senior term loans, revolving credit facility and senior subordinated notes. At August 31, 1999, the Company had cash and cash equivalents of $2.4 million, a decrease from $3.6 million at August 31, 1998.

        Cash provided by operations totaled $11.6 million and $9.1 million in fiscal years 1999 and 1998, respectively. Net cash provided by operations for both fiscal years was the result of a net loss offset primarily by non-cash charges for depreciation and amortization.
Working capital increased $2.3 million in fiscal 1999 to $17.0 million, as compared to $14.7 million in fiscal 1998, primarily as a result of a decrease in current portion of long-term debt, accrued liabilities and accrued compensation partially offset by an increase in accounts payable.

        Cash used in investing activities was $21.4 million in fiscal year 1999 as compared to $16.4 million in fiscal year 1998. This consisted primarily of additions to property, plant and equipment of $16.6 million and $21.4 million in fiscal years 1999 and 1998, respectively. Fiscal year 1999 also included the acquisition of the remaining interest in PPI Mexico and the acquisition of the assets of Allied Tool by the Company's newly formed subsidiary, Portola Allied Tool, for approximately $3.0 million and $2.2 million, respectively. Cash used in investing activities was reduced by $945,000 in 1999 and $2.4 million in 1998 by proceeds from the sale of property, plant and equipment, primarily related to the disposition of the Company's Bettendorf, Iowa facilities in 1999 and its Portland, Oregon facilities in 1998. Cash used in investing activities in fiscal year 1998 was also reduced by $1.7 million in proceeds from the sale of marketable securities related to the Company's investment in Suncoast, Inc.

        At August 31, 1999, the Company had total indebtedness of $137.1 million, $110 million of which was attributable to the Company's senior notes. Of the remaining indebtedness, $26 million was attributable to the Company's senior credit facility and the remainder was principally comprised of foreign subsidiary loans. In October 1995, the Company entered into a five-year senior secured revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, plus property plant and equipment, net. This credit facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. On August 11, 1999 the Company signed a letter of intent to enter into a new five-year senior secured credit facility of up to $50.0 million for operating purposes with an additional $15.0 million available for acquisition purposes, subject to a borrowing base and covenants similar to those in the existing senior credit facility.

        At August 31, 1999, the Company had $2.4 million in cash and cash equivalents as well as unused borrowing capacity of approximately $9.1 million under the revolving credit facility. Management believes that these resources and increased resources from the new credit facility, together with anticipated cash flows from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures through fiscal year 2000. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

        Fiscal Year Ended August 31, 1998 Compared to Fiscal Year Ended August 31, 1997

        The Company relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness
and fund capital expenditures and acquisitions.   On October 2, 1995,
the Company completed a $110 million senior notes offering that mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeds of the notes offering were approximately $106 million, of which $83 million was used to retire the Company's debt then outstanding under its senior term loans, revolving credit facility and senior subordinated notes. Subsequent to the closing of the notes offering, $7.2 million was used to purchase the Company's San Jose facilities, $11 million was used to purchase machinery and equipment, $3 million was used to collateralize a loan made by a bank to the Company's 50% joint venture in Mexico, and $2 million was used for working capital
needs.   At August 31, 1998, the Company had cash and cash equivalents of $3.6 million, a slight increase from $3.5 million at August 31, 1997.

        Cash provided by operations totaled $9.1 million and $14.7 million in fiscal years 1998 and 1997, respectively. Net cash provided by operations for both fiscal years was the result of a net loss offset primarily by non-cash charges for depreciation and amortization.
Working capital increased $3.0 million in fiscal 1998 to $14.7 million, as compared to $11.7 million in fiscal 1997, primarily as a result of a decrease in accounts payable and increases in inventories and deferred income taxes partially offset by an increase in accrued expenses.

        Cash used in investing activities was $16.4 million in fiscal year 1998 as compared to $20.8 million in fiscal year 1997. This consisted primarily of additions to property, plant and equipment of $21.4 million and $23.1 million in fiscal years 1998 and 1997, respectively, and for fiscal year 1997, also included the acquisition of the Company's eastern Canadian subsidiary (formerly Rapid Plast and now named Portola
Packaging, Ltd.) for approximately $2.1 million. Cash used in investing activities was reduced by $2.4 million in 1998 and $2.5 million in 1997 in proceeds from the sale of property, plant and equipment, primarily related to the disposition of the Portland, Oregon facilities in 1998. Cash used in investing activities in fiscal year 1998 was also reduced by $1.7 million in proceeds from the sale of marketable securities related to the Company's investment in Suncoast, Inc. In addition, the Company was subject to certain future obligations regarding noncompete and bonus arrangements as a result of the Nepco acquisition. At August 31, 1998, the present value of these obligations was $1.1 million.

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

Inflation

        Most of the Company's closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, the Company has been able to pass on increases in resin prices directly to its customers on a timely basis. However, during the fourth quarter of fiscal year 1999, the Company experienced a rapid increase in resin
costs that it was unable to immediately pass on to all customers.   In
recent years, the Company has benefited from relatively stable prices for raw materials other than plastic resins.

Seasonality

        The Company's sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. In fiscal 1999, 46% of sales occurred in the first half of the year (September through February) while 54% of sales were generated in the second half (March through August). The effect of seasonality on income from operations is usually somewhat more pronounced.

Income Taxes

        The relationship of income tax expense to income before income taxes is affected by nondeductible goodwill and other intangibles arising from the Company's acquisitions (see Note 13 to Consolidated Financial Statements).

Recent Accounting Pronouncements

        In fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an
Enterprise and Related Information".   SFAS No. 130 established
standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements (see
Note 3 to Consolidated Financial Statements). SFAS No. 131 supercedes SFAS No. 14, "Financial reporting for Segments of a Business
Enterprise", replacing the "industry segment" approach with the "management approach". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of both SFAS No. 130 and SFAS No. 131 did not effect results of operations or financial position, however SFAS No. 131 did effect the disclosure of segment information (see Note 14 to Consolidated Financial Statements).

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair
market values.   The implementation date of this standard was recently
delayed by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of
FASB Statement No. 133" and it is not effective for the Company until fiscal year 2001. The impact of adopting this statement on the Company's current financial statements would not be material.

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

        The Company has substantially completed all four phases of its Year 2000 resolution process (assessment, remediation, implementation and testing) related to its material systems, including: software systems, communication systems, machinery used in the production process and systems that interface directly with outside parties. Except for the completion of certain tasks related to the integration of new accounting systems at two foreign locations and a new domestic subsidiary, which are to be completed in November 1999, these systems are all Year 2000 ready.
 However, there are no assurances that all corrective measures necessary have been identified or all issues resolved.

        The Company has also queried its important suppliers, service providers and customers and except for a potential increase in demand towards the end of the calendar year, has not been made aware of any issues that may materially impact its results of operations, liquidity or capital. However, contingency plans have been developed that include steps to deal with these issues as well as other problems that may arise with suppliers or with internal systems.

        The Company has used mainly internal personnel to resolve its Year 2000 issues and has funded total project costs through operating cash flows. Of the total estimated project costs of $400,000, approximately $350,000 was attributable to external costs which have been capitalized.
 Any remaining budgeted amounts have been or will be expensed as incurred.

        The Company has modified or replaced portions of hardware and software so that its systems properly recognize dates beyond December 31, 1999 and believes that with these modifications and replacements, the Year 2000 issue will be mitigated. The Company also believes the contingency plans developed will allow it to appropriately address any unforeseen Year 2000 issues that may arise. However, the operational effectiveness of the Company in the Year 2000 will be partly based on the ability of its suppliers and customers to successfully complete their Year 2000 resolution processes. While the Company believes it has taken reasonable steps to mitigate supplier shortages, the failure of suppliers to deliver raw materials on time or for customers to buy product in normal quantities and frequencies could have a material impact on the Company's financial results.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Accountants

  Consolidated Balance Sheets as of August 31, 1999 and 1998

  Consolidated Statements of Operations for the Years Ended
    August 31, 1999, 1998, and 1997

  Consolidated Statements of Cash Flows for the Years Ended
    August 31, 1999, 1998, and 1997

  Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended August 31, 1999, 1998, and 1997

  Notes to Consolidated Financial Statements


                   INDEX TO FINANCIAL STATEMENT SCHEDULES

  Schedule II Valuation and Qualifying Accounts

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Portola Packaging, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its Subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers  LLP


November 11, 1999

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            August 31,
                                                        -------------------
                                                          1999      1998
                                                        --------- ---------
                               ASSETS
Current assets:
  Cash and cash equivalents...........................    $2,372    $3,570
  Accounts receivable, net of allowance for doubtful
    accounts of $1,366 and $1,727, respectively.......    26,151    22,887
  Inventories.........................................    13,363    11,260
  Other current assets................................       799     1,356
  Deferred income taxes...............................     1,952     2,516
                                                        --------- ---------
    Total current assets..............................    44,637    41,589
Property, plant and equipment, net....................    91,637    85,874
Goodwill, net of accumulated amortization of
    $5,953 and $4,620, respectively...................    15,402    12,086
Patents, net of accumulated amortization of
    $4,992 and $4,722, respectively...................     2,417     1,814
Covenants not to compete, net of accumulated
    amortization of $6,021 and $5,286, respectively...        86       607
Debt financing costs, net of accumulated
    amortization of $1,867 and $1,332, respectively...     2,508     2,982
Other assets, net of accumulated amortization
    of $1,370 and $1,115, respectively................       757     3,908
                                                        --------- ---------
    Total assets......................................  $157,444  $148,860
                                                        ========= =========

                  LIABILITIES, REDEEMABLE WARRANTS,
        COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt...................      $820    $2,772
  Accounts payable....................................    10,063     8,138
  Book overdraft......................................     3,338       --
  Accrued liabilities.................................     6,139     7,353
  Accrued compensation................................     2,138     3,440
  Accrued interest....................................     5,134     5,224
                                                        --------- ---------
    Total current liabilities.........................    27,632    26,927
Long-term debt, less current portion..................   136,275   127,936
Other long term obligations...........................       917       777
Deferred income taxes.................................     5,295     6,666
                                                        --------- ---------
    Total liabilities.................................   170,119   162,306
                                                        --------- ---------
Commitments and contingencies (Notes 9 and 10)
Minority interest.....................................     1,120       --
Redeemable warrants to purchase Class A common stock..    12,222     7,959
                                                        --------- ---------
Common stock and other shareholders' deficit:
  Class A convertible common stock of $.001 par value:
    Authorized: 5,203 shares; Issued and
     outstanding: 2,135 shares in 1999 and 1998......          2         2
  Class B, Series 1, common stock of $.001 par value:
    Authorized: 17,715; Issued and outstanding:
     8,769 shares in 1999 and 8,636 shares in
     1998.............................................         8         8
  Class B, Series 2, convertible common stock of
    $.001 par value:
    Authorized: 2,571 shares; Issued and
     outstanding: 1,171 shares in 1999 and 1998.......         1         1
Additional paid-in capital............................     8,171     7,797
Notes receivable from shareholders....................      (375)     (463)
Accumulated other comprehensive loss..................    (1,234)   (1,039)
Accumulated deficit...................................   (32,590)  (27,711)
                                                        --------- ---------
    Total common stock and other shareholders'
      equity (deficit)................................   (26,017)  (21,405)
                                                        --------- ---------
    Total liabilities, redeemable warrants, common
      stock and other shareholders' equity (deficit)..  $157,444  $148,860
                                                        ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Years Ended August 31,
                                         ---------- ----------------------
                                            1999       1998       1997
                                         ---------- ---------- ----------
Sales...................................  $190,661   $176,234   $170,443
Cost of sales...........................   143,792    135,420    130,227
                                         ---------- ---------- ----------
  Gross profit..........................    46,869     40,814     40,216
                                         ---------- ---------- ----------
Selling, general and administrative.....    27,941     23,564     23,915
Research and development................     2,717      3,425      3,349
Amortization of intangibles.............     2,583      3,074      3,322
Restructuring costs.....................      --        3,084      4,114
                                         ---------- ---------- ----------
                                            33,241     33,147     34,700
                                         ---------- ---------- ----------
  Income from operations................    13,628      7,667      5,516
                                         ---------- ---------- ----------
Other (income) expense:
  Interest income.......................      (181)      (498)      (587)
  Interest expense......................    14,443     13,795     13,379
  Amortization of debt financing costs..       546        484        559
  Minority interest.....................       (97)      --         --
  Gain from sale of securities..........      --         (750)      --
  Loss (gain) from sale of property,
    plant and equipment.................        82       (714)        88
  Other (income) expense, net...........      (197)       332        120
                                         ---------- ---------- ----------
                                            14,596     12,649     13,559
                                         ---------- ---------- ----------
  Loss before income taxes...............     (968)    (4,982)    (8,043)
Income tax benefit......................      (352)      (571)      (632)
                                         ---------- ---------- ----------

Net loss................................     ($616)   ($4,411)   ($7,411)
                                         ========== ========== ==========
Number of shares used in computing
  per share amounts.....................    11,960     11,792     11,766
                                         ========== ========== ==========
Basic and diluted loss per common
  share.................................    ($0.05)    ($0.37)    ($0.63)
                                         ========== ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        Years Ended August 31,
                                                   -----------------------------
                                                       1999      1998      1997
                                                   --------- --------- ---------
Cash flows from operating activities:
  Net loss .......................................    ($616)  ($4,411)  ($7,411)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization.................   18,060    16,494    15,600
    Write-off of intangibles and impairment losses      --      1,658     1,720
    Deferred income taxes.........................     (612)     (846)     (764)
    Loss (gain) on property and equipment
      dispositions................................       82      (714)       88
    Gain on sale of marketable securities.........      --       (750)      --
    Provision for doubtful accounts...............      (16)      379       823
    Provision for excess and obsolete inventories.      149      (115)       32
    Minority interest.............................      (97)      --        --
    Changes in working capital:
      Accounts receivable.........................   (1,652)     (322)      267
      Inventories.................................   (1,310)   (1,363)    1,956
      Other current assets........................     (876)     (378)      477
      Accounts payable............................      (73)   (3,980)     (508)
      Accrued liabilities and compensation........   (1,337)    3,156     2,485
      Accrued interest............................      (90)      265       (21)
                                                   --------- --------- ---------
      Net cash provided by operating activities...   11,612     9,073    14,744
                                                   --------- --------- ---------
Cash flows from investing activities:
  Additions to property, plant and equipment......  (16,604)  (21,436)  (23,101)
  Proceeds from sale of property, plant and
   equipment......................................      945     2,410     2,500
  Payment for Portola Packaging, Inc. Mexico
   acquisition....................................   (3,049)      --        --
  Payment for Allied Tool, Inc. acquisition.......   (2,204)      --        --
  Payment for Rapid Plast acquisition.............      --        --     (2,138)
  Proceeds from short term investments............      --      1,744       --
  Additions to intangible assets..................     (861)      --        --
  Repayment of notes receivable...................       12       127       117
  Decrease in other assets.............                 326       777     1,781
                                                   --------- --------- ---------
    Net cash used in investing activities.........  (21,435)  (16,378)  (20,841)
                                                   --------- --------- ---------
Cash flows from financing activities:
  Increase in book overdraft......................    3,338       --        --
  Borrowings under long-term debt arrangements....   10,870    11,473    15,551
  Repayments of long-term debt arrangements.......   (5,533)   (2,554)  (11,727)
  Payment of loan fees............................      (50)      --        (47)
  Issuance of common stock........................      200       313       319
  Decrease (increase) in notes receivable
    from shareholders.............................       88       (23)      (15)
  Payments on covenants not to compete
    agreements....................................     (167)     (682)   (1,347)
  Repurchase of common stock......................      (21)   (1,177)     (939)
                                                   --------- --------- ---------
    Net cash provided by financing activities.....    8,725     7,350     1,795
                                                   --------- --------- ---------
Effect of exchange rate changes on cash...........     (100)       54       (24)
                                                   --------- --------- ---------
(Decrease) increase in cash and cash equivalents..   (1,198)       99    (4,326)
Cash and cash equivalents at beginning of year....    3,570     3,471     7,797
                                                   --------- --------- ---------
Cash and cash equivalents at end of year..........   $2,372    $3,570    $3,471
                                                   ========= ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PORTOLA PACKAGING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                 Total
                                                                                                                Common
                                                                                                                 Stock
                                                                                    Notes   Accumu-               and
                                                     Class B                       Receiv-   lated               Other
                                           -----------------------------   Addi-     able    Other              Share-    Total
                               Class A        Series 1       Series 2     tional     from   Compre-   Accumu-  holders'  Compre-
                            -------------- -------------- --------------  Paid-in   Share-  hensive    lated    Equity   hensive
                            Shares  Amount Shares  Amount Shares  Amount  Capital  holders    Loss    Deficit  (Deficit)   Loss
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- --------- --------- --------
Balance, August 31, 1996.    2,135     $2   8,507     $9   1,171     $1    $9,280    ($425)   ($178) ($12,490)  ($3,801)
  Repurchases of common
   stock.................       --     --    (178)    (1)     --     --      (938)     --       --       --        (939)
  Exercise of stock
   options...............       --     --     152     --      --     --       319      --       --       --         319
  Increase in value
   of stock purchase
   warrants..............       --     --      --     --      --     --      --        --       --     (1,115)   (1,115)
  Increase in notes
   receivable from
   shareholders..........       --     --      --     --      --     --      --        (15)     --       --         (15)
  Net loss...............       --     --      --     --      --     --      --        --       --     (7,411)   (7,411) ($7,411)
  Other comprehensive
   loss..................       --     --      --     --      --     --      --        --       (87)     --         (87)     (87)
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- --------- --------- --------
Balance, August 31, 1997.    2,135      2   8,481      8   1,171      1     8,661     (440)    (265)  (21,016)  (13,049)  (7,498)
  Repurchases of common
   stock.................       --      --   (223)     --     --      --   (1,177)     --       --       --      (1,177)
  Issuance of common
   stock.................       --      --     19      --     --      --       94      --       --       --          94
  Exercise of stock
   options...............       --      --    359      --     --      --      219      --       --       --         219
  Increase in value
   of stock purchase
   warrants..............       --      --     --      --     --      --     --        --       --     (2,284)   (2,284)
  Increase in notes
   receivable from
   shareholders..........       --      --     --      --     --      --     --        (23)     --       --         (23)
  Net loss...............       --      --     --      --     --      --     --        --       --     (4,411)   (4,411)  (4,411)
  Other comprehensive
   loss..................       --      --     --      --     --      --     --        --      (774)     --        (774)    (774)
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- --------- --------- --------
Balance, August 31, 1998.    2,135      2   8,636      8   1,171      1     7,797     (463)  (1,039)  (27,711)  (21,405)  (5,185)
  Repurchases of common
   stock.................       --      --     (4)     --     --      --      (21)     --       --       --         (21)
  Issuance of common
   stock.................       --      --      9      --     --      --       41      --       --       --          41
  Exercise of stock
   options...............       --      --    128      --     --      --      354      --       --       --         354
  Increase in value
   of stock purchase
   warrants..............       --      --     --      --     --      --     --        --       --     (4,263)   (4,263)
  Decrease in notes
   receivable from
   shareholders..........       --      --     --      --     --      --     --         88      --       --          88
  Net loss...............       --      --     --      --     --      --     --        --       --       (616)     (616)    (616)
  Other comprehensive
   loss..................       --      --     --      --     --      --     --        --      (195)     --        (195)    (195)
                            ------- ------ ------- ------ ------- ------ --------- -------- -------- --------- --------- --------
Balance, August 31, 1999.    2,135     $2   8,769     $8   1,171     $1    $8,171    ($375) ($1,234) ($32,590) ($26,017)   ($811)
                            ======= ====== ======= ====== ======= ====== ========= ======== ======== ========= ========= ========

  The accompanying notes are an integral part of these consolidated financial statements.

             PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

Nature of Operations:

        Portola Packaging, Inc. and Subsidiaries (the "Company") designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, institutional foods and other non-carbonated beverage products. The Company's Canadian and Mexican subsidiaries also design, manufacture and market plastic bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom and Mexico.
The Company also has facilities in China and Europe through joint venture agreements.

Principles of Consolidation:

        The consolidated financial statements of the Company include the financial statements of Portola Packaging, Inc. and subsidiaries that are controlled by the Company. Investments in entities, generally joint venture companies over which Portola has significant influence, are accounted for by the equity method and are included in other assets.
The Company's share of income or loss from joint ventures is included in the results of operations and is not material for fiscal year 1999. All material intercompany accounts and transactions between consolidated entities have been eliminated.

        Consistent with a plan to modify the reporting structure of the Company's international operations, in May 1999, a Dutch holding company known as Portola Packaging Holding B.V. (Portola BV) was established in the Netherlands. The Company plans to transfer its ownership of all foreign subsidiaries and joint ventures to Portola BV, which will then be consolidated with the domestic operations of the Company. As of August 31, 1999, only Portola Packaging, Inc.'s 50% ownership interest in Cap Snap Europe Gmbh (Cap Snap Europe), its Austrian joint venture, had been transferred to Portola BV.

Revenue Recognition:

        The Company recognizes revenue upon product shipment.

Cash Equivalents:

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

Investments:

        Investments at August 31, 1997 consisted of equity securities in one company. The investments were considered to be available-for-sale and therefore were carried at fair market value. Unrealized holding gains and losses on such securities were reported net of related taxes as a separate component of common stock and other shareholders' equity
(deficit). Realized gains and losses on sales of all such investments were reported in earnings and computed using the specific cost identification method. The Company realized a gain of $750,000 on the sale of securities in March 1998.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intangible Assets:

        Patents and covenants not-to-compete are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally three to thirteen years). During fiscal year 1999, the Company capitalized approximately $860,000 of litigation costs related to the successful defense of certain patents used in products marketed by its UK subsidiary, Portola Packaging Ltd. (U.K.). These costs are being amortized on a straight line basis over the remaining useful life of the related patents. Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions of Nepco, Portola Packaging Canada Ltd., Portola Packaging Ltd., Portola Packaging Ltd. (U.K.), Portola Packaging, Inc. Mexico, and the assets of Allied Tool acquired by Portola Allied Tool, Inc., is amortized on a straight-line basis over periods ranging from 3 to 25 years, respectively.

Debt Financing Costs:

        Debt financing costs are amortized using the interest method over the term of the related loans.

Book Overdraft:

        Under the Company's cash management system, checks issued but not presented to banks resulting in overdraft balances for accounting purposes are classified as "book overdrafts" in the accompanying consolidated balance sheet.

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

Concentrations of Credit Risk and Other Risks and Uncertainties:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company's cash and cash equivalents and investments are concentrated primarily in several United States banks. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold the Company's financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.


                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's products are principally sold to entities in the food and beverage industries in the United States, Canada, the United
Kingdom, Europe and Mexico. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant.

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

Foreign Currency Translation:

        The Company's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of common stock and shareholders' equity (deficit).
Net losses arising from foreign currency transactions for the years ended August 31, 1999, 1998, and 1997 totaled $165,000, $380,000, and
$120,000, respectively, and are included in "Other (income) expense" in the accompanying consolidated statements of operations.

Computation of Loss Per Common Shares:

        Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share as their effect is anti-dilutive.

        The following is a reconciliation of the net loss and the number of shares used in the basic and diluted loss per share calculations (in thousands, except per share data):

                                              Year ended August 31,
                                         ---------- ---------- ----------
                                            1999       1998       1997
                                         ---------- ---------- ----------
Net loss.................................    ($616)   ($4,411)   ($7,411)
                                         ========== ========== ==========

Shares used in per share calculations....   11,960     11,792     11,766
                                         ========== ========== ==========

Basic and diluted loss per share.........   ($0.05)    ($0.37)    ($0.63)
                                         ========== ========== ==========



Carrying Value of Long-Lived Assets:

        Long-lived assets, including goodwill related to those assets and goodwill unrelated to specific assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements:

        In fiscal year-end 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements (Note 3). SFAS No. 131 supercedes SFAS No. 14, "Financial reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management approach". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of both SFAS No. 130 and SFAS No. 131 did not affect results of operations or financial position, however SFAS No. 131 did affect the disclosure of segment information (Note 14).

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all
derivatives in the balance sheet at their fair market values.   The
implementation date of this standard was recently delayed by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and it is not effective for the Company until fiscal year 2001.
 The impact of adopting this statement on the Company's current financial statements would not be material.

Fair Value of Financial Instruments:

        Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long term debt except for the senior notes, approximates fair value. The fair value of the senior notes is estimated to be approximately $104.1 million (Note 7).

Reclassifications:

        Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

2.  New Business Activity:

        In January 1999, a wholly-owned subsidiary of the Company, Sand Hill Systems, Inc. (SHS), commenced operations. SHS' purpose is to develop technology that facilitates internet based commerce between businesses.
 Subsequent to the end of fiscal year 1999, the Company's interest in SHS was reduced to less than 25% (Note 18). The Company currently provides SHS with office space and various other services in connection with a service agreement entered into by SHS and the Company on July 1, 1999 (Note 9). During fiscal year 1999, the Company acquired 65% interests in two newly formed limited liability companies, Associated
Sales Group, LLC (ASG) and Leonard S. Slaughter and Associates, LLC
(LSA). ASG and LSA employ sales representatives of the Company and generate commissions based on sales made primarily to the Company's customers.

Joint Ventures

        In April 1999, the Company entered into a joint venture with Kimex Group, LLC (Kimex) to form Sterling Containers, LLC (Sterling), a 50% owned company that produces and sells five gallon PET water bottles out of three of Portola's domestic plants. Sterling leases the bottle making machinery from Kimex and plant space and support equipment from the Company.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In October 1998, the Company entered into a joint venture with Greiner A.G. of Austria to form Cap Snap Europe Gmbh (CSE), a 50% owned venture located in Austria. CSE currently sells closures for five gallon water bottles that are produced primarily by the Company's United Kingdom subsidiary. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey which produces and sells five gallon water bottles for the European and Middle Eastern market places (Note 9).

        The Company maintains a 55% ownership interest in Shanghai Portola Packaging LLC (SHPPC), a joint venture located in the Shanghai province of China that manufactures and sells closures for the Asian marketplace.

Acquisitions

        Effective July 27, 1999, the Company completed the acquisition of the remaining interest in PPI Mexico for a purchase price of $3.0 million. At December 1, 1998, the Company had increased its equity interest in PPI Mexico from 50% to 75% as a result of the Company's claim against its joint venture partner for 50% of the joint venture partner's interest in PPI Mexico (i.e., a 25% interest in PPI Mexico) in connection with the foreclosure by a Mexican lender on a loan to PPI Mexico, for which this 25% interest served as part of the collateral for the loan. The Company paid the lender $1.5 million pursuant to a collateral agreement supporting the promissory note payable by PPI Mexico, and converted $1.5 million of debt to equity in PPI Mexico. PPI Mexico is engaged in the manufacture and distribution of plastic water bottles and plastic closures. The transaction has been accounted for as a purchase and the results of operations have been consolidated with the Company. Consideration for the acquisition was allocated to goodwill in total.

        On March 31, 1999, Portola Allied Tool, Inc. (Portola Allied), a wholly-owned subsidiary of the Company, purchased certain operating and intangible assets and paid off certain liabilities of Allied Tool, Inc., for a total purchase price of $2.2 million. Portola Allied is a Delaware corporation headquartered in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry. The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities based on their respective estimated fair values with the excess purchase price over the estimated fair values of $441,000 allocated to goodwill.

        On September 1, 1996, the Company completed the acquisition of Rapid Plast for a purchase price of $2.1 million. Rapid Plast was amalgamated with the company formed to acquire the capital stock of Rapid Plast, and now operates under the name Portola Packaging Ltd. Portola Packaging
Ltd. is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair values of the underlying assets acquired of $554,000 was allocated to goodwill.
The results of operations subsequent to the acquisition date have been consolidated with the Company.

        PPI Mexico, Portola Allied and Portola Packaging Ltd. are being operated as "restricted subsidiaries" pursuant to the terms of the Senior Revolving Credit Facility and the Senior Note Indenture, each of which was entered into in October 1995.

        On the basis of a proforma consolidation of the results of operations as if the acquisitions had occurred at the beginning of the applicable fiscal years, proforma revenues and proforma net loss would not have been materially different from the reported amounts.


                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Other Comprehensive Loss:

Other comprehensive loss is as follows:

                                             1999      1998      1997
                                           --------- --------- ---------
Change in net unrealized loss
     on marketable securities..............   $ --        $92       $78
Cumulative translation adjustment..........    (195)     (866)     (165)
                                           --------- --------- ---------
Other comprehensive loss...................   ($195)    ($774)     ($87)
                                           ========= ========= =========



4.      Restructuring:

        The Company took measures to improve productivity and quality in its core business starting in December 1996 when it implemented a restructuring plan which consolidated its separate closure, packaging, and manufacturing divisions. This restructuring plan included a reduction in staff positions and the closure of its Portland, Oregon plant in February 1997 and its Bettendorf, Iowa plant in July 1997. The Company recorded a restructuring charge of $4.1 million in fiscal 1997, which consisted primarily of employee severance, impairment loss on intangible assets, including $1.7 million of goodwill, and loss on property, plant and equipment in connection with this restructuring plan.

        In fiscal year 1998, the Company took further measures to improve profitability and announced staffing reductions and the closure of its Fort Worth, Texas facility effective October 1998. The Company recorded a restructuring charge of $3.1 million in fiscal year 1998, which consisted primarily of impairment loss on intangible assets of $1.3 million, loss on property, plant and equipment and employee severance costs.

5.  Inventories (in thousands):

                                                 August 31,
                                           -----------------------
                                              1999        1998
                                           ----------- -----------
Raw materials...........................       $7,300      $5,429
Work in process.........................        1,145       1,606
Finished goods..........................        4,918       4,225
                                           ----------- -----------
                                              $13,363     $11,260
                                           =========== ===========

6. Property, Plant and Equipment (in thousands):

                                                 August 31,
                                           -----------------------
                                              1999        1998
                                           ----------- -----------
Building and land.......................      $22,124     $21,146
Machinery and equipment.................      133,109     116,569
Leasehold improvements..................        5,168       4,204
                                           ----------- -----------
                                              160,401     141,919
Less accumulated depreciation and
  amortization..........................      (68,764)    (56,045)
                                           ----------- -----------
                                              $91,637     $85,874
                                           =========== ===========

        Depreciation charged to operations was $15.0, $12.9 million and $11.8 million for the years ended August 31, 1999, 1998 and 1997, respectively.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Debt:

Current Portion of Long-Term Debt (in thousands):

                                                 August 31,
                                           -----------------------
                                              1999        1998
                                           ----------- -----------
United Kingdom Term Loan Note...........         $380        $370
Canadian Term Loan Note.................           --       1,753
Canadian Revolver Loan Note.............           --         311
Canadian Regional Development Loan......           54          51
Mexican Equipment Note..................          139          --
Capital Lease Obligations...............          247         287
                                           ----------- -----------
                                                 $820      $2,772
                                           =========== ===========

Long-Term Debt (in thousands):

                                                 August 31,
                                           -----------------------
                                              1999        1998
                                           ----------- -----------
Senior Notes............................     $110,000    $110,000
Senior Revolving Credit Facility........       25,910      15,450
United Kingdom Term Loan Note...........           --         370
Canadian Term Loan Note.................           --       1,754
Canadian Regional Development Loan......           54         103
Mexican Equipment Note..................           42          --
Other...................................           54          --
Capital Lease Obligations...............          215         259
                                           ----------- -----------
                                             $136,275    $127,936
                                           =========== ===========

Senior Notes:

        On October 2, 1995, the Company completed an offering of $110 million of senior notes that mature on October 1, 2005 and bear interest at 10.75%. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. The senior notes' indenture contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Revolving Credit Facility:

        Concurrently with the offering of senior notes, in October 1995, the Company entered into a new five-year senior revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, plus net property, plant and equipment, which serve as collateral for the line. The credit facility, which expires September 30, 2000, contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments,
(iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate or the LIBOR loan rate. At August 31, 1999, the LIBOR loan rate was applied to the first
$15 million outstanding under the facility and the Bank Prime Loan rate was applied to the balance.

        At August 31, 1999, the Bank Prime Loan rate and the LIBOR loan rate were 9.50% and 7.625%, respectively. On August 11, 1999, the Company signed a letter of intent to enter into a new five-year senior secured credit facility of up to $50.0 million for operating purposes with an additional $15.0 million available for acquisition purposes, subject to a borrowing base and covenants similar to those in the existing senior credit facility.

United Kingdom Term Loan Note:

        Portola Packaging Ltd. (U.K.) entered into a term loan agreement on November 29, 1996 in connection with a joint venture closure development project. The first principal payment was paid on November 29, 1997 in the amount of $400,000. The final principal payment of $380,000 is due in fiscal year 2000. The term note bears interest at 9%.

Canadian Term Loan Note:

        On June 16, 1995, Portola Packaging Canada Ltd. entered into a $7.0 million term note agreement. Principal payments for the term note were due quarterly. Interest was payable monthly based on the Canadian prime rate and/or bankers acceptances. At August 31, 1998, the interest rate was 9.0%. The loan agreement called for mandatory prepayments after August 31, 1996, based upon financial calculations including excess cash flow calculations. As of August 31, 1998, based upon the financial calculations, no prepayments were required under the agreement. The agreement also restricted the payment of cash dividends and principal amounts on subordinated debt. In May 1999, the Company completed an early redemption of the term notes using borrowings from the senior revolving credit facility totaling $2.8 million.

Canadian Revolver Loan Note:

        Concurrently with entering into the Canadian term loan note, Portola Packaging Canada Ltd. entered into a revolving credit facility to finance working capital requirements. The facility, which was to have expired August 31, 2000, provided for borrowings based on eligible accounts receivable and inventories up to the commitment amount of $1.9 million. The principal was payable upon demand. A standby fee was payable on the facility based upon the total commitment amount less the balance outstanding at a variable standby fee rate. The standby fee rate at August 31, 1998 was 0.25% per year. In addition, interest was payable monthly based on the Canadian prime rate and/or bankers acceptances. At August 31, 1998, the interest rate was 8.75%. In May
1999, the Company completed an early redemption of the revolving credit facility using borrowings from the senior revolving credit facility totaling $1.3 million.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Canadian Regional Developmental Loan:

        On September 1, 1996, Portola Packaging Ltd. assumed a $215,800 development loan from the Federal Office of Regional Development in conjunction with the acquisition of Rapid Plast. The note is non-interest bearing and is payable in eight semi-annual equal payments of $26,975 beginning in February 1998.

Mexico Equipment Note:

        On September 25, 1998, PPI Mexico entered into a $321,000 note agreement related to the purchase of plant machinery. The note provides for quarterly principal and interest payments of $27,000 through September 25, 2002. The equipment note bears interest at 10.5%.

Capital Lease Obligations:

        The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations (in thousands):

                                                 August 31,
                                           -----------------------
                                              1999        1998
                                           ----------- -----------
Equipment...............................       $1,101        $975
Less accumulated amortization...........         (334)       (283)
                                           ----------- -----------
                                                 $767        $692
                                           =========== ===========


Aggregate Maturities of Long-Term Debt:

        The aggregate maturities of long-term debt as of August 31, 1999 are as follows (in thousands):

      Fiscal Years Ending August 31,          Total
------------------------------------------ -----------
  2000...................................        $820
  2001...................................      26,224
  2002...................................          46
  2003...................................           5
  2004...................................          --
  Thereafter.............................     110,000
                                           -----------
                                             $137,095
                                           ===========


8.  Other Long-Term Obligations:

        The Company has incurred certain liabilities in connection with agreements entered into, which include provisions for guaranteed bonuses and covenants not-to-compete, and development grants as follows (in thousands):

                                                 August 31,
                                           -----------------------
                                              1999        1998
                                           ----------- -----------
Covenants under the acquisition of Nepco..    $    --      $1,064
Covenants under the acquisition of the
  assets of Allied Tool, Inc..............         97          --
United Kingdom Development Grant..........        820         609
                                           ----------- -----------
Total obligations.........................        917       1,673
Less current portion (included in
  accrued liabilities)....................         --        (896)
                                           ----------- -----------
                                                 $917        $777
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

        At August 31, 1999, future minimum rental commitments under agreements with terms in excess of twelve months were as follows (in thousands):

      Fiscal Years Ending August 31,          Total
------------------------------------------ -----------
  2000...................................      $1,640
  2001...................................       1,190
  2002...................................       1,158
  2003...................................       1,079
  2004...................................         927
  Thereafter.............................       6,083
                                           -----------
                                              $12,077
                                           ===========

        Base rent expense for the years ended August 31, 1999, 1998 and 1997 totaled $2.2 million, $1.7 million and $1.9 million, respectively.

        On July 1, 1999, the Company entered into an agreement with SHS to provide a total of $3.5 million in support services, retroactive to the commencement of operations of SHS. The agreement terminates at the earlier of March 31, 2000 or at that time when the services provided under the agreement have reached an aggregate value of $3.5 million.
The Company received a promissory note for $3.5 million from SHS, which bears interest at a rate equal to the base rate used in the Company's Senior Revolving Credit facility less one-half of one percent. All outstanding principal and interest amounts due on the note are payable in full on the earlier date of July 1, 2003 or the occurrence of one of the following events: nine months after a public offering equal to or exceeding $20 million in the aggregate; the sale of all or substantially all of the assets of SHS;  or an event of default under the note. As of August 31, 1999, the Company had not received any payments related to the note, and as such, no income related to the
services agreement had been recognized.   All intercompany transactions
between the Company and SHS have been eliminated in consolidation. Subsequent to the end of fiscal year 1999, the Company's interest in SHS was reduced from 100% to less than 25% (Note 18).

        The Portola Allied Tool assets acquisition agreement, dated March 31, 1999, provides for contingent consideration of up to a maximum of $700,000 to be paid over three years based on the achievement of future sales growth targets, as measured on the anniversary date of the acquisition. As of August 31, 1999, no contingent consideration had been earned.

        The Company has guaranteed $300,000 of a loan related to the purchase of machinery for CSE's 50% owned Turkish joint venture, Watertek (Note 2). The Company has also guaranteed additional loans of $400,000 and committed to an additional investment of $200,000 for the purchase of machinery for the Company's United Kingdom facility related to the expansion of CSE's operations.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal

        The Company is currently engaged in patent infringement litigation with two separate parties who are seeking to have the court declare certain patents owned by the Company invalid. These parties have also included allegations of anti-trust violations in their complaints. The Company believes that its patents are valid and is contesting these allegations vigorously The Company is also subject to other legal proceedings and claims arising out of the normal course of business.
Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

10.  Redeemable Warrants:

        The Company has outstanding two warrants to purchase an aggregate of 2,492,741 shares of its Class A Common Stock which are held by certain shareholders and senior lenders of the Company. A warrant to purchase 2,052,526 shares of common stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain anti-dilution provisions. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company. The obligation of the Company to redeem the warrant may be suspended if the redemption of the warrant would cause a default or event of default under the Company's credit facilities. At August 31, 1999, the Company's credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $11.6 million at August 31, 1999, based on the fair value per share of the Company's common stock. After December 31, 2001, the Company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company's common stock or an amount computed under an earnings formula in the warrant agreement.

        A second warrant to purchase 440,215 shares of Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2004. After August 1, 2001, if the Company has not completed an initial public offering of its common stock, the holder may require the Company to purchase its warrant at a price equal to the higher of the current fair value price per share of the Company's common stock or the net book value per share as computed under a valuation formula set forth in the warrant. The purchase obligation may be suspended under certain circumstances as specified in the Company's senior credit agreements. On or after August 1, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company's common stock or the net book value per share. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate an estimated value per share.

        Generally accepted accounting principles require that an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant be accreted over the period of the warrant. At August 31, 1999, the estimated redemption value of the warrants exceeded their carrying value. The difference is being charged to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. Charges to accumulated deficit related to the warrants amounted to $4.3 million, $2.3 million and $1.1 million during the years ended August 31, 1999, 1998 and 1997, respectively. At August 31, 1999, 1998 and 1997, the accretion was determined using the fair market value of the common stock.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Shareholders' Equity (Deficit):

Class A and B Common Stock:

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

        In the event of a liquidation or dissolution in which the value of the Company is less than $1.75 per share of common stock, the holders of Class B, Series 2 will receive 60% of the proceeds until they have received $1.75 per share. All other amounts available for distribution shall be distributed to the Class B, Series 1 and Series 2 holders pro rata based on the number of shares outstanding. If the value of the Company is greater than or equal to $1.75 per share, the holders of all classes of common stock are entitled to a pro rata distribution based on the number of shares outstanding.

        The Company is required to reserve shares of Class B, Series 1 stock for the conversion of Class A and Class B, Series 2 into Class B,
Series 1 Common Stock.

Directors' Agreements:

        The Company entered into Directors' Agreements dated September 1989, as amended in January 1990 and August 1991, with certain directors who are also shareholders of the Company. The agreements provide that the Company is to pay up to $22,000 per year to each individual for serving as a director, and granted each director the right to purchase up to 22,000 shares per year of Class B, Series 1 Common Stock at $1.00 per share through fiscal 1992. In October 1990, the Company entered into a Director's Agreement with another director, who is also a shareholder of the Company. The agreement provides that the Company is to pay up to $22,000 per year for services as a director. In January 1996, the Company began paying an additional $4,000 per year to directors who serve as members and alternates of committees. The Board of Directors currently has two committees, the audit committee and the compensation committee. In May 1996, the Company entered into a Director's Agreement with another director, who is also a shareholder of the Company, providing for the payment by the Company of up to $22,000 per year for such individual's services as a director. During the years ended August
31, 1999, 1998 and 1997, the Company paid $114,000, $223,000 and
$230,000, respectively, in director fees and related expenses.

Stock Option Plan:

        At August 31, 1998, the Company had reserved 2,866,200 and 2,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company's 1988 and 1994 stock option plans, respectively. During fiscal year 1999, the Board of Directors and shareholders approved the reservation of an additional 1,500,000 shares of Class B, Series 1
Common Stock for issuance under the Company's 1994 stock option plan.
As of August 31, 1999, a total of 3,500,000 shares of Class B Series 1 Common Stock were reserved for issuance under the 1994 stock option plan. Under both plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company's stock at the date of grant for non-statutory options and not less than 100% of the fair market value of the Company's stock at the date of grant for incentive options.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


        Aggregate option activity is as follows (in thousands, except per share data):

                                                         Options Outstanding
                                                       -----------------------
                                                                    Weighted
                                                                     Average
                                            Available   Number of   Exercise
                                            for Grant    Shares       Price
                                           ----------- ----------- -----------
Balances, August 31, 1996................         160       2,084       $2.69
  Reservation of shares..................       1,000          --
  Granted................................        (242)        242       $4.87
  Exercised..............................          --        (152)      $2.10
  Canceled...............................         360        (360)      $3.94
                                           ----------- -----------
Balances, August 31, 1997..........             1,278       1,814       $2.78
  Granted................................        (764)        764       $5.29
  Exercised..............................          --        (359)      $0.61
  Canceled...............................         234        (234)      $2.85
                                           ----------- -----------
Balances, August 31, 1998................         748       1,985       $4.14
  Reservation of shares..................       1,500          --
  Granted................................        (995)        995       $5.28
  Exercised..............................          --        (128)      $1.23
  Canceled...............................         326        (326)      $5.21
                                           ----------- -----------
Balances, August 31, 1999................       1,579       2,526       $4.64
                                           =========== ===========

        At August 31, 1999, 1998 and 1997, vested options to purchase approximately 1.0 million, 0.8 million, and 1.1 million shares, respectively, were unexercised.

        During fiscal year 1998, eight employees of the Company, including three executive officers, Laurie D. Bassin, Douglas L. Cullum and Rodger
A. Moody, exercised an aggregate of 359,000 stock options at an exercise price of $0.61 per share under the Company's 1988 Stock Option Plan.
Ms. Bassin and Messrs. Cullum and Moody exercised 40,000, 55,000 and 40,000 option shares, respectively. Pursuant to a procedure authorized by the Board of Directors for select holders of options granted under the 1988 Stock Option Plan, the option holders elected a cashless exercise of the options whereby shares previously owned by the optionees or shares acquired by the optionees upon exercise of the options were surrendered to satisfy withholding taxes and the exercise cost of the shares.

        The following table summarizes information about fixed stock options outstanding at August 31, 1999 (shares in thousands):


                             Options Outstanding          Options Exercisable
                      ---------------------------------- ----------------------
                                   Weighted
                                    Average
                                   Remaining   Weighted               Weighted
                                  Contractual  Average                Average
      Range of          Number       Life      Exercise    Number     Exercise
   Exercise Prices    Outstanding   (Years)     Price    Exercisable   Price
--------------------- ----------- ----------- ---------- ----------- ----------
  $0.61 -  $1.75             185        1.02      $1.30         185      $1.30
  $2.50 -  $3.75             180        3.87       2.84         178       2.84
  $4.00 -  $5.78           2,161        8.41       5.08         618       4.77


                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company has adopted the disclosure-only provisions of the SFAS No. 123, "Accounting for Stock-based Compensation". Accordingly, no compensation expense has been recognized for the Company's stock plans.
 Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows (in thousands):

                                              1999        1998        1997
                                           ----------- ----------- -----------
Net loss as reported......................      ($616)    ($4,411)    ($7,411)
Net loss--proforma........................    ($1,021)    ($4,696)    ($7,561)
Net loss per share as reported............     ($0.05)     ($0.37)     ($0.63)
Net loss per share--proforma..............     ($0.09)     ($0.40)     ($0.64)

        These results are not likely to be representative of the effects on reported net income (loss) for future years.

        The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997:

                                              1999        1998        1997
                                           ----------- ----------- -----------
    -   Risk-free Interest Rate..........        5.04%       5.62%       6.13%

    -   Expected Life....................     5 years     5 years     5 years

    -   Volatility.......................       n/a         n/a         n/a

    -   Dividend Yield...................        --          --          --


        The weighted average fair value per share of those options granted in 1999, 1998 and 1997 was $4.13, $4.02 and $3.62, respectively.


12.  Employee Benefit Plans:

        The Company maintains a defined contribution plan which covers all full-time domestic employees of the Company who are age twenty-one or older, have completed one year of service and are not covered by a collective bargaining agreement. Employer contributions are made at the discretion of the Board of Directors and amounted to $96,000, $117,000 and $203,000 for the years ended August 31, 1999, 1998 and 1997, respectively. Administrative expense in connection with the plan amounted to $7,000, $10,000 and $16,000 for the years ended August 31, 1999, 1998 and 1997, respectively.

        In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the ESPP) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25,000 in any calendar year. The participant's purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period. The ESPP shall continue until terminated by the Board of Directors, until all of the shares reserved for issuance under the ESPP have been issued or until January 1, 2007, whichever shall first occur. Shares purchased under the ESPP are issued by the Company once a year, at calendar year end. On December 31, 1998, 9,153 shares were issued to employees under the ESPP at a purchase price of $40,822 bringing the total shares issued under the ESPP to 22,356 for an aggregate purchase price of $100,000.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13. Income Taxes:

        Income tax benefit for each of the three years ended August 31, consisted of the following (in thousands):

                                               Years Ended August 31,
                                         -----------------------------------
                                            1999        1998        1997
                                         ----------- ----------- -----------
Current:
  Federal...............................       ($78)       $237        $118
  State.................................         32          38          14
  Foreign...............................        306         --          --
                                         ----------- ----------- -----------
                                                260         275         132
                                         ----------- ----------- -----------
Deferred:
  Federal...............................       (128)       (737)       (522)
  State.................................        (28)       (109)       (242)
  Foreign...............................       (456)        --          --
                                         ----------- ----------- -----------
                                               (612)       (846)       (764)
                                         ----------- ----------- -----------
                                              ($352)      ($571)      ($632)
                                         =========== =========== ===========

        A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

                                               Years Ended August 31,
                                         -----------------------------------
                                            1999        1998        1997
                                         ----------- ----------- -----------
Federal statutory rate (benefit)........     (34.0%)     (34.0%)     (34.0%)
State taxes.............................      (4.8%)      (4.0%)      (5.2%)
Nondeductible amortization and
  depreciation..........................       45.1%       19.0%       13.3%
Nondeductible permanent items...........        8.8%        2.0%        0.9%
Foreign losses (with) without tax
  benefit...............................     (54.8%)        3.0%       12.2%
Other...................................        3.7%        3.0%        4.9%
                                         ----------- ----------- -----------
Effective income tax rate...............     (36.0%)     (11.0%)      (7.9%)
                                         =========== =========== ===========


        The components of the net deferred tax liabilities are as follows (in thousands):

                                               August 31,
                                         -----------------------
                                            1999        1998
                                         ----------- -----------
Deferred tax assets:
  Federal credits.....................         $235        $240
  Accounts receivable.................          303         362
  Intangible assets...................          769         561
  Foreign taxes,net...................          382         --
  Net operating loss..................          306         --
  Other liabilities...................        1,865       2,376
                                         ----------- -----------
    Total assets......................        3,860       3,539
                                         ----------- -----------

Deferred tax liabilities:
  Property, plant and equipment.......        7,203       7,615
  Foreign taxes, net..................          --           74
                                         ----------- -----------
    Total liabilities.................        7,203       7,689
                                         ----------- -----------
  Net deferred tax liabilities........       $3,343      $4,150
                                         =========== ===========

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  Segment Information:

        In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Prior period amounts have been restated in accordance with the requirements of the new standard.

        The Company's reportable operating businesses are organized primarily by geographic region. The United States and United Kingdom segments offer the Company's principal closure product lines, and the Company's Canada segment offers both closure and bottle product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other miscellaneous non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into "Other". Certain corporate expenses related to the domestic closure operations, including human resources, finance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. A description of operating segments for the Company can be found in Notes 1 and 2. The accounting policies of the segments are the same as those policies described in Note 1.

        The table below presents information about reported segments for the years ending August 31, (in thousands):

                                      United              United
                                      States    Canada    Kingdom    Other     Total
                                     --------- --------- --------- --------- ---------
Revenues...................    1999  $123,618   $23,704   $22,139   $21,200  $190,661
                               1998   129,172    20,138    16,767    10,157   176,234
                               1997   127,446    16,484    12,704    13,809   170,443

Adjusted EBITDA............    1999    32,499     3,034     4,358    (8,475)   31,416
                               1998    32,284     1,257     2,870    (9,232)   27,179
                               1997    27,968       968       743    (5,216)   24,463

        Intersegment revenues of $6.9 million, $5.8 million and $2.8 million have been eliminated from the segment totals presented above for fiscal years 1999, 1998 and 1997, respectively. Foreign revenue is determined based on the country where the sale originates.

        The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated income before income taxes, for the years ended August 31, (in thousands):

                                              1999        1998        1997
                                           ----------- ----------- -----------
Total Adjusted EBITDA - for reportable
     segments..............................   $31,416     $27,179     $24,463
Depreciation and amortization..............   (18,060)    (16,494)    (15,600)
Interest expense, net......................   (14,262)    (13,297)    (12,792)
Restructuring costs........................       --       (3,084)     (4,114)
Gain(loss)from sale of property, plant and
     equipment.............................       (82)        714         (88)
Gain from sale of securities...............       --          750         --
Other......................................        20        (750)         88
                                           ----------- ----------- -----------
Consolidated loss before income taxes......     ($968)    ($4,982)    ($8,043)
                                           =========== =========== ===========

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below presents revenues by product line for the years ending August 31, (in thousands):


                    Closures   Bottles  Equipment   Other     Total
                    --------- --------- --------- --------- ---------
              1999  $157,538   $19,589   $12,542      $992  $190,661
              1998   150,712    14,208    10,624       690   176,234
              1997   150,690     5,273    14,272       208   170,443


        During fiscal years 1999,1998 and 1997 none of the Company's customers accounted for more than 5% of sales.

        The following is a breakdown of sales and long-lived assets by geographic region as of and for the years ended August 31, (in thousands):

                     United
                     States     Foreign   Total
                    --------- --------- ---------
Sales
              1999  $136,332   $54,329  $190,661
              1998   139,329    36,905   176,234
              1997   141,255    29,188   170,443

Long-lived assets
              1999   $79,534   $33,273  $112,807
              1998    86,916    20,355   107,271
              1997    88,007    20,034   108,041


15.  Related Party Transactions:

        During fiscal 1999, TZM Investment Fund, of which Timothy Tomlinson is a general partner, and Larry C. Williams, each exercised options granted under the Company's 1988 Stock Option Plan (the "1988 Plan") to purchase 29,984 and 16,050 shares, respectively, of the Company's Class B common stock, Series 1, at an exercise price of $1.00 per share. Messrs.
Tomlinson and Williams are members of the Board of Directors of the Company. In addition, four other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal, exercised options granted under the Company's 1988 Plan to purchase an aggregate of 41,976 shares, at an exercise price of $1.00 per share.

        On November 17, 1998, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Stock Option Plan (the "1994 Plan"). Options may be granted under the 1994 Plan to officers, key employees, directors and independent contractors of the Company, or any subsidiary of the Company. Dr. Pfeffer and Messrs. Behrens, Tomlinson and Williams each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of five dollars and twenty-five cents ($5.25) per share. The non-qualified stock options granted to such directors will expire ten (10) years from the date of grant and will vest twenty percent (20%) one year after the vesting start date of November 17, 1998 and five percent (5%) for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company. Mr. Behrens assigned his options to Chase Manhattan Capital, L.P., an entity with which he is affiliated, and Mr. Tomlinson assigned his options to TZM Investment Fund, of which he is a general partner.

        In addition to a base salary of $12,000, the Company paid $238,000, $253,000 and $146,000 for the years ended August 31, 1999, 1998 and 1997, respectively, to Themistocles G. Michos, Vice President and
General Counsel of the Company, for legal services rendered.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company paid $442,000, $249,000 and $608,000, for the years ended August 31, 1999, 1998 and 1997, respectively, to a law firm for legal services rendered. A general partner of the aforementioned firm, Timothy Tomlinson, is also a director and secretary of the Company.

        The Company paid $41,800 for the years ended August 31, 1999, 1998 and 1997 to a corporation for management fees. The sole shareholder of the aforementioned corporation, Jack L. Watts, is also an officer, a director and significant shareholder of the Company.

        The Company had a note receivable from an officer and director, Jack
L. Watts, at an interest rate of 6%.  As of August 31, 1999, 1998 and
1997, the balance due from the officer, including accrued and unpaid interest, amounted to $367,000, $463,000 and $424,000, respectively. Pursuant to Mr. Watts' bonus agreement, during fiscal year 1999 the Company forgave the repayment of certain principal and interest amounts due on the note totaling approximately $105,000.

        The Company had amounts receivable from its non-consolidated affiliated companies which amounted to $734,000, $729,000 and $85,000 as of August 31, 1999, 1998 and 1997, respectively.

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

16. Supplemental Cash Flow Disclosures:

        The Company paid $156,000, $48,000 and $1.7 million in income taxes during the years ended August 31, 1999, 1998 and 1997, respectively.

        The Company paid $14.3 million, $13.1 million and $13.1 million in interest during the years ended August 31, 1999, 1998 and 1997, respectively.

        During fiscal years 1999, 1998 and 1997, the Company acquired $301,000, $328,000, and $436,000, respectively, of equipment under capital lease.

        During fiscal 1999, 1998 and 1997, the Company wrote-off fully depreciated property, plant and equipment totaling $0.8 million, $1.9 million and $2.6 million, respectively.

        Effective December 1, 1998, the Company increased its equity interest in PPI Mexico from 50% to 75% as a result of the Company's claim against its joint venture partner for 50% of the joint venture partner's interest in PPI Mexico (i.e., a 25% interest in PPI Mexico) in connection with the foreclosure by a Mexican lender on a loan to PPI Mexico, for which this 25% interest served as part of the collateral for the loan. The Company paid the lender $1.5 million pursuant to a collateral agreement supporting the promissory note payable by PPI Mexico, and converted $1.5 million of debt to equity in PPI Mexico.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsidiaries

        Under the terms of the indenture governing the senior notes and the Company's senior credit facility (Note 7), the Company must designate subsidiaries as restricted or unrestricted subsidiaries. Included in the indenture and the senior credit facility are formulas required to be met prior to reclassification of a subsidiary from unrestricted subsidiary status to restricted subsidiary status. Unrestricted subsidiaries do not guarantee the senior notes under the indenture and are allowed to borrow money from third parties, but there are restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Restricted subsidiaries guarantee the senior notes under the indenture and have some restrictions on borrowing money, but there are fewer restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Portola Allied Tool and Portola B.V. were designated restricted subsidiaries in connection with their formation during fiscal year 1999; Portola
Packaging Canada Ltd. was designated a restricted subsidiary in connection with the repayment in May 1999 of all amounts due to a Canadian bank; PPI Mexico was designated a restricted subsidiary in connection with the purchase by the Company in July 1999 of the remaining interest in PPI Mexico. The following joint ventures and subsidiaries were designated as unrestricted subsidiaries in fiscal year 1999: Shanghai Portola Packaging, Inc., Associated Sales Group, LLC; Leonard S. Slaughter and Associates, LLC; and Sand Hill Systems, Inc. Portola Packaging Ltd. (eastern Canada) and Portola Packaging Ltd.
(U.K.) have been restricted subsidiaries since fiscal year 1997.

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below provides consolidating financial information for the years ended August 31, 1999, 1998 and 1997 (in thousands):

                                                      Re-                Unre-
                                                   stricted            stricted              Total
                                          Parent    Subsi-              Subsi-   Elimina-   Consol-
                                          Company   diaries  Subtotal   diares     tions    idated
                                         --------- --------- --------- --------- --------- ---------
Statement of operations data:
  Sales  ....................      1999  $140,697   $36,718  $177,415   $20,142   ($6,896) $190,661
                                   1998   145,098    24,194   169,292    12,711    (5,769)  176,234
                                   1997   144,010    18,777   162,787    10,411    (2,755)  170,443

  Gross profit...............      1999    38,010     5,271    43,281     3,588      --      46,869
                                   1998    38,094     1,538    39,632     1,182      --      40,814
                                   1997    37,069     1,527    38,596     1,620      --      40,216

  Income (loss) from
    operations...............      1999    11,413     1,563    12,976       652      --      13,628
                                   1998     7,745       143     7,888      (221)     --       7,667
                                   1997     6,816      (841)    5,975      (459)     --       5,516

Balance sheet data:
  Cash and cash equivalents..      1999      --       1,947     1,947       425      --       2,372
                                   1998     2,376     1,996     4,372      (802)     --       3,570

  Current assets.............      1999    31,215    18,124    49,339     2,141    (6,843)   44,637
                                   1998    35,637     9,545    45,182     2,654    (6,247)   41,589

  Total assets...............      1999   130,034    45,273   175,307    11,944   (29,807)  157,444
                                   1998   134,552    24,911   159,463     7,643   (18,246)  148,860

  Current liabilities........      1999    (6,304)   38,136    31,832     2,643    (6,843)   27,632
                                   1998     6,662    19,348    26,010     7,164    (6,247)   26,927

  Total liabilities..........      1999   134,949    39,316   174,265     5,134    (9,280)  170,119
                                   1998   138,968    20,594   159,562     8,991    (6,247)  162,306

Cash flow data:
  Operating activities.......      1999      (178)    4,943     4,765     6,847      --      11,612
                                   1998     1,044     6,780     7,824     1,249      --       9,073

  Investing activities.......      1999   (13,534)   (5,089)  (18,623)   (2,812)     --     (21,435)
                                   1998   (10,643)   (5,896)  (16,539)      161      --     (16,378)

  Financing activities.......      1999    11,335       (10)   11,325    (2,600)     --       8,725
                                   1998     9,447      (477)    8,970    (1,620)     --       7,350

                  PORTOLA PACKAGING, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


18. Subsequent Event:

        On September 17, 1999, the Company released SHS from its obligation to repay a $3.5 million promissory note entered into in conjunction with a services agreement dated July 1, 1999 (Note 9). The release of the obligation was concurrent with Portola Company IV LLC's (Portola IV) agreement to assume the note from SHS in exchange for 7,000,000 shares of SHS common stock. Portola IV is a limited liability company controlled by Jack L. Watts (the Chief Executive Officer of the Company) and in which the Company has no direct financial interest. The obligation of Portola IV under the promissory note is secured by a pledge of 500,000 shares of Portola Packaging, Inc., common stock contributed to the capital of Portola IV by the investors in Portola IV.
 Portola IV has also agreed to be bound by any restrictions and agreements governing common stock of the Company serving as collateral for payment on the note. The principal investors in Portola IV are Jack
L. Watts, a director and Chief Executive Officer of the Company, and Laurie D. Bassin, an executive officer of the Company, with Mr. Watts and Ms. Bassin respectively contributing to the capital of Portola IV 283,000 and 177,000 shares of the Company's common stock. Concurrent with the above described transactions, Larry C. Williams, a director of the Company, made an investment in Portola IV by contributing 21,429 shares of the Company's common stock to the capital of Portola IV, and a cash investment in the common stock of SHS in the amount of approximately $100,000. In addition, First TZMM Investment Partnership, in which Timothy Tomlinson, a director and Secretary of the Company, is a general partner, invested $120,000 in the common stock of SHS. An additional investment in the amount of $30,000 was made by a partner of the law firm with which Mr. Tomlinson is associated. It is anticipated that further investments in the common stock of SHS will be made my
Messrs. Williams and Tomlinson in the near term future, and that Jeffrey Pfeffer, Ph.D., also a director of the Company, will make an investment in SHS common stock. In addition, options to purchase shares of SHS common stock have been granted to certain officers, directors and employees of the Company.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The current directors and executive officers of the Company are as follows:

                                Years
                                With
                                Com-
           Name            Age  pany                   Position
-------------------------- ---- ----- ------------------------------------------
Jack L. Watts.............  51    13  Chairman of the Board and Chief Executive
                                         Officer
James A. Taylor...........  53     1  President and Chief Operating Officer
Laurie D. Bassin..........  50    13  Vice President, Corporate Development
E. Scott Merritt..........  44     4  Vice President, U.S. Closures and Equipment
Themistocles G. Michos....  67     3  Vice President and General Counsel
Rodger A. Moody...........  46    24  Vice President, International Sales
Robert L. Plummer.........  40     5  President, International Division
Dennis L. Berg............  50     0  Vice President, Finance, Chief Financial
                                         Officer
Christopher C. Behrens....  38     5  Director
Jeffrey Pfeffer, Ph.D.(1).  53     3  Director
Timothy Tomlinson(1)(2)...  49    13  Secretary and Director
Larry C. Williams(1)(2)...  50    10  Director

------------------------

(1)     Member of the Compensation Committee.

(2)     Member of the Audit Committee.

        Mr. Watts has been Chairman of the Board and Chief Executive Officer of the Company since January 1986 and until July 1999, he also served as President of the Company. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.

        Mr. Taylor has been President and Chief Operating Officer of the Company since July 1999. He joined the Company in July 1998 as Vice President and Chief Financial Officer. From February 1996 to July 1998, he was Vice President, Finance and Treasurer at Seagate Technology, Inc., an international manufacturer and distributor of computer disk drives.
He joined Seagate Technology following its acquisition of Conner Peripherals, Inc. where he had been Vice President and Treasurer from December 1993 through February 1996. Conner also manufactured and distributed computer disk drives globally.

        Ms. Bassin has been Vice President, Corporate Development of the Company since February 1993. From August 1986 to February 1993, she was Director of Marketing of the Company. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

        Mr. Merritt has been Vice President, US Closures and Equipment since July 1999. From July 1997 to July 1999, he was the Vice President, US Operations. He was Vice President of Manufacturing Technology from April 1996 to July 1997. He was President and General Manager, Fitment
Equipment from February 1995 until April 1996. From August 1992 to
February 1995, he was an Advisor, General Assembly for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota. From 1978 to August 1992, he was employed by General Motors of Canada, Ltd., where he held various positions, most recently as Manufacturing Superintendent, Components Plant.

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

        Mr. Plummer has been President of the International Division since July 1997. He was President, Dispensing Closure Products and U.S. Closure Manufacturing Division from August 1996 to July 1997. From May 1994 to April 1996, he was Vice President and General Manager, Equipment Division of the Company. In addition, he assumed responsibilities as President, Nepco Division in September 1995, a position he held through August 1996. From May 1989 to May 1994, he was employed by General Motors Corporation; from February 1993 to May 1994, as an Assembly Advisor for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota, and from May 1989 to February 1993, as Product Manager of the Harrison Division of General Motors Corporation, which produces automotive engine cooling and heating, ventilating, and air conditioning systems.

        Mr. Berg has been Vice President and Chief Financial Officer of the Company since July 1999. He joined the Company in February 1999 as Vice President, Finance. Prior to joining the Company, Mr. Berg was employed by Seagate Technology, Inc., from February 1988 to February 1999 in various financial management positions, most recently as Senior Director of Financial Planning and Analysis.

        Mr. Behrens has been a director of the Company since June 1994. He has been an officer of The Chase Manhattan Bank, N.A. since 1986 and an officer of Chase Capital Partners (the private equity affiliate of Chase Manhattan Corp.) since 1990. Mr. Behrens is a director of The
Pantry, Inc. and numerous private companies.

        Dr. Pfeffer has been a director of the Company since May 1996. He has been a professor in the Graduate School of Business at Stanford
University since 1979, except for the 1981-1982 academic year, when he served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at the Harvard Business School, and currently holds the Thomas D. Dee Professor of Organizational Behavior chair. Dr. Pfeffer is a director of SonoSight, a publicly traded company, and Resumix, a privately held company.

        Mr. Tomlinson has been Secretary and a director of the Company since January 1986. He also serves as a director of Oak Technology, Inc., a designer and marketer of multimedia semiconductors and related software; VeriSign, Inc. a provider of digital certificate services and products for electronic commerce; and SmartDisk Corporation, a designer and developer of products that enable consumers to share digital data among advanced consumer electronic products, personal computers and the Internet. Mr. Tomlinson is a director of several private companies as well. He has been a partner in the law firm of Tomlinson Zisko Morosoli & Maser LLP since 1983.

        Mr. Williams has been a director of the Company since January 1989. He co-founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

        Each director listed above was elected at the Company's Annual Meeting of Shareholders held in March 1999 and will serve until his successor has been elected and qualified or until his earlier resignation or removal.

Compliance Under Section 16(a) of the Securities Exchange Act of 1934

        The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
Accordingly, no persons are presently required to file reports with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

        The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended August 31, 1999, 1998 and 1997 by the Company's Chief Executive Officer and the Company's five other most highly compensated executive officers during fiscal 1999 (together, the "Named Officers").

                        Summary Compensation Table


                                                                            Long Term
                                                                         Compensation Awards
                                                                       ----------------------
                                             Annual Compensation         Other                   All
                                         ----------------------------    Annual   Securities    Other
                                                                        Compen-   Underlying   Compen-
      Name and Principal Position          Year    Salary   Bonus(1)   sation(2)    Options   sation(3)
---------------------------------------- -------- --------- ---------  ---------- ----------- ---------
Jack L. Watts .........................     1999  $299,998  $150,000     $41,800      50,000  $104,750
  Chairman of the Board and                 1998   299,988    13,125      41,800      50,000      --
  Chief Executive Officer                   1997   294,820    86,418      41,800       --        2,850

James A. Taylor .......................     1999   200,000    60,000       --        187,500      --
  President and Chief Operating             1998    15,385    25,000       --          --         --
  Officer(4)

Robert L. Plummer .....................     1999   165,006    37,500       --         36,250      --
  President, International Division         1998   164,319     3,375       --          --         --
                                            1997   159,581    10,000       --          --        3,550

E. Scott Merritt ......................     1999   151,299    30,000       --         27,500      --
  Vice President, U.S. Closures             1998   150,330     2,625       --         30,000      --
  and Equipment                             1997   143,077    20,000       --          --        2,850

Laurie D. Bassin ......................     1999   147,500    33,750       --         19,250      --
  Vice President, Corporate                 1998   139,235     2,625       --          --         --
  Development                               1997   131,154    20,000       --          --        2,850

Douglas L. Cullum......................     1999   210,019    75,000        --        18,496      --
  President, North American                 1998   203,893    37,500        --        56,736      --
  Operations(5)                             1997   166,347    35,000        --        50,000     2,850

------------------------

(1) With respect to each fiscal year, bonuses paid each year are for services rendered in the prior fiscal year. With respect to fiscal years 1998 and 1999, all bonuses relate to profit sharing distributions, except for $25,000 related to a signing bonus for Mr. Taylor and $30,000 related to Mr. Cullum in fiscal year 1998.

(2) With respect to each fiscal year, other annual compensation includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI
Management Inc., a corporation of which Mr. Watts is the sole shareholder and employee.

(3) With respect to fiscal 1999, all other compensation represents forgiveness of certain principal and interest on a note receivable from Jack L. Watts. With respect to fiscal 1997, represents a Company profit-sharing contribution of up to $2,100 and a Company 401(k) matching contribution of up to $1,500. Also includes $700 travel allowance with respect to Mr. Plummer for fiscal 1997.

(4) Mr. Taylor served as the Chief Financial Officer of the Company until July 1999, at which time he was promoted to President and Chief
Operating Officer.

(5) Mr. Cullum left the employment of the Company in October 1999.


        The following table sets forth information concerning individual grants of stock options made during fiscal year 1999 to the Named Officers.

                          OPTION GRANTS IN FISCAL 1999

                                        % of
                                       Total                           Potential Realizable
                                      Options                           Value at Assumed
                          Number of   Granted                          Annual Rates of Stock
                          Securities     to     Exercise              Price Appreciation for
                          Underlying Employees   or Base    Expir-       Option Term
                           Options   in Fiscal    Price      ation    ---------------------
          Name            Granted(1)    Year    ($/Sh)(2)    Date       5%($)    10%($)(3)
------------------------- ---------- ---------- --------- ----------- ---------- ----------
Jack L. Watts ..........     50,000       5.08%    $5.78    11/17/08   $138,835   $392,107
James A. Taylor ........    187,500      18.85%     5.25    03/25/09    619,067  1,568,840
Robert L. Plummer ......     36,250       3.69%     5.25    12/18/08    119,687    303,309
E. Scott Merritt .......     27,500       2.79%     5.25    12/18/08     90,797    230,096
Laurie D. Bassin .......     19,250       1.95%     5.25    12/18/08     63,558    161,068
Douglas L. Cullum ......     18,496       1.88%     5.25    11/17/08     61,068    154,759



------------------------
(1) The options were granted under the Company's 1994 Stock Option Plan. The options become exercisable for 20% of the shares on the first anniversary of the date of grant and the balance vests 5% for each
calendar quarter of the individual's employment thereafter.   The
individuals identified in the table received incentive and/or nonstatutory stock option grants.

(2) Except for Mr. Watts, the exercise price on the date of grant was equal to 100% of the fair market value as determined by the Board of Directors on the date of grant. Mr. Watts' options were granted at 110% of fair market value or $5.78.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price.

        The following table sets forth certain information regarding option exercises during fiscal year 1999 and the number of shares covered by both exercisable and unexercisable stock options as of August 31, 1999 for each of the Named Officers.

    Aggregated Option Exercises in Fiscal 1999 and Fiscal Year-End Option
                                    Values

                           Shares                Number of Securities         Value of Unexercised
                          Acquired              Underlying Unexercised        In-the-Money Options
                             on               Options at August 31, 1999      at August 31, 1999(1)
                          Exercise    Value   ---------------------------  ---------------------------
Name                         (2)    Realized  Exercisable   Unexercisable  Exercisable   Unexercisable
------------------------- --------- --------- ------------  -------------  ------------  -------------
Jack L. Watts..........       --     $  --         77,500        122,500       $86,312        $91,187
James A. Taylor........       --        --         29,999        157,501        29,999        157,501
Robert L. Plummer......       --        --         92,000         48,750       260,725         65,400
E. Scott Merritt.......       --        --         54,750         62,750       105,500         77,000
Laurie D. Bassin.......       --        --         13,705         48,366        17,830         51,741
Douglas L. Cullum......       --        --         50,807         94,425        59,807        100,425


------------------------
(1) The value of an "in-the-money" option represents the difference between the estimated fair market value of the underlying securities at August 31, 1999 of $6.25 per share, as determined by the Company's Board of Directors, minus the exercise price of the option.

Director Compensation

        Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives as compensation for his services as a director $2,500 per quarter and $2,000 for each meeting of the Board attended, up to $22,000 per year, and is also reimbursed for reasonable expenses in attending Board meetings.
None of the other Board members is compensated as such. Messrs. Williams and Tomlinson receive annual retainers for their services as members of the Audit Committee of the Board in the amount of $4,000 each, paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000
paid on a quarterly basis.   Certain Directors also received grants of
stock options as described below.

        On November 17, 1998, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Stock Option Plan (the "1994 Plan"). Options may be granted under the 1994 Plan to officers, key employees, directors and independent contractors of the Company, or any subsidiary of the Company. Each of Dr. Pfeffer and Messrs. Behrens, Tomlinson and Williams received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of five dollars and twenty-five cents ($5.25) per share. The non-qualified stock options granted to such directors will expire ten
(10) years from the date of grant and will vest twenty percent (20%) one year after the vesting start date of November 17, 1998 and five percent (5%) for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company. Mr. Behrens assigned his options to Chase Manhattan Capital, L.P., an entity with which he is affiliated, and Mr. Tomlinson assigned his options to TZM Investment Fund, of which he is a general partner.

Employment and Change of Control Arrangements

        Certain of the stock option agreements entered into pursuant to the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a "change in control," as defined in such stock option agreements. In this regard, certain options granted to Dr. Pfeffer, Chase Manhattan Capital, L.P., and each of
Messrs. Tomlinson, Watts, Williams and Taylor in fiscal year 1999 and in prior years, provide for acceleration of vesting upon a change of control of the Company.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to beneficial ownership of each class of the Company's voting securities as of October 29, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. The Company's equity securities are privately held and no class of voting securities of the Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

                                                                      Amount and
                                                                      Nature of    Percent
                                            Name and Address of       Beneficial     of
Title of Class(1)                            Beneficial Owner        Ownership(2) Class(2)
-------------------------------------- ----------------------------- ------------ ---------
Class B Common Stock, Series 1.....    Jack L. Watts(3)                4,035,331      40.2%
Class B Common Stock, Series 1.....    Christopher C. Behrens(4)       1,555,333      15.6%
Class B Common Stock, Series 1.....    Chase Manhattan Capital
                                        Corporation(5)                 1,555,333      15.6%
Class B Common Stock, Series 2.....    Christopher C. Behrens(6)         815,715       8.2%
Class B Common Stock, Series 2.....    Chase Manhattan Capital
                                        Corporation(7)                   815,715       8.2%
Class B Common Stock, Series 1.....    Gary L. Barry(8)                  607,965       6.1%
Class B Common Stock, Series 1.....    Portola Company IV LLC(9)         488,965       5.0%
Class B Common Stock, Series 1.....    Timothy Tomlinson(10)             252,984       2.5%
Class B Common Stock, Series 1.....    Robert L. Plummer(11)             113,675       1.1%
Class B Common Stock, Series 1.....    E. Scott Merritt(12)               69,750       *
Class B Common Stock, Series 1.....    Larry C. Williams(13)              54,442       *
Class B Common Stock, Series 1.....    James A. Taylor (14)               44,999       *
Class B Common Stock, Series 1.....    Douglas L. Cullum(15)              37,768       *
Class B Common Stock, Series 1.....    Jeffrey Pfeffer, Ph.D.(16)         34,500       *
Class B Common Stock, Series 1.....    Laurie D. Bassin(17)               21,287       *
Class B Common Stock, Series 2.....    Jack L. Watts(18)                  11,035       *
Class B Common Stock, Series 2.....    Portola Company IV LLC(9)          11,035       *

Class B Common Stock, Series 1         All executive officers and      7,098,580      68.2%
  and Series 2.....................     directors as a group
                                        (12 persons)(19)

------------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of a class of the Company's issued and outstanding stock.

(1) The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of the Company's assets available for distribution is less than $1.75 per share. Each share of Class B
Common Stock, Series 2 is convertible at any time at the option of the holder into one share of Class B Common Stock, Series 1 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which the Company is not the surviving entity and in which the value of the property to be received by the shareholders shall be not less than $1.75 per share.
As of October 29, 1999, there were 9,940,904 shares of Class B Common Stock issued and outstanding, consisting of 8,769,474 shares of Class B Common Stock, Series 1 and 1,171,430 shares of Class B Common Stock, Series 2. As of October 29, 1999, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. Chase Manhattan Capital Corporation holds 2,052,526 of such warrants and Heller
Financial, Inc., holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or there is a capital reorganization or reclassification of the capital stock of the Company.

(2) In accordance with the rules of the Securities and Exchange Commission, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 29, 1999 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percent of Class computation reflects percentage ownership of Class B Common Stock, Series 1 and Class B Common Stock, Series 2 combined.

(3) Includes 95,000 shares subject to options that are exercisable within 60 days of October 29, 1999. Also includes (i) 488,965 shares held of record by Portola Company IV LLC, of which Mr. Watts is the general manager; and (ii) 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner. The shares listed do not include 52,312 shares held in the name of trusts for the benefit of Mr. Watts' children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts' address is 890 Faulstich Court, San Jose, California 95112.

 (4) Mr. Behrens is a principal of Chase Capital Partners, an affiliate of Chase Manhattan Capital Corporation. Includes 1,552,333 shares held of record by Chase Manhattan Capital Corporation and affiliates, and 3,000 shares subject to options held by Chase Manhattan Capital, L.P., an affiliate of Chase Manhattan Capital Corporation, that are exercisable within 60 days of October 29, 1999.
 Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behren's disclaims beneficial ownership of the 1,555,333 shares of Class B Common Stock, Series 1 owned by Chase Manhattan Capital Corporation and affiliates. The address of this shareholder is Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.

(5) With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) 3,000 shares subject to options that are exercisable within 60 days of October 29, 1999 and are held by Chase Manhattan Capital, L.P., all such entities being affiliates of Chase Manhattan Capital Corporation. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of
Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is Chase Capital
Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.

(6) Mr. Behrens is a principal of Chase Capital Partners, an affiliate of Chase Manhattan Capital Corporation. Comprised of 726,095 shares held of record by Chase Manhattan Capital Corporation, 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, affiliates of Chase Manhattan Capital
Corporation.  Does not include warrants held by Chase Manhattan
Capital Corporation to purchase 2,052,526 shares of Class A Common
Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 815,715 shares of Class B
Common Stock, Series 2 owned by Chase Manhattan Capital Corporation and affiliates. The address of this shareholder is Chase Capital
Partners, 380 Madison Avenue, 12th  Floor, New York, New York 10017.

(7) With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of Chase Manhattan Capital Corporation. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.

(8) Mr. Barry's address is 640 Menlo Avenue, Suite 5, Menlo Park, California 94025.

(9) The address of this shareholder is National Agents, Inc., 400 West King Street, Carson City, Nevada 89703.

(10) Mr. Tomlinson is a general partner in the following entities: (a) Tomlinson Zisko Morosoli & Maser LLP ("TZMM"); (b) First TZMM
Investment Partnership; and (c) TZM Investment Fund.  The shares listed include (i) 26,000 shares held of record by First TZMM
Investment Partnership, (ii) 92,484 shares held of record by TZM
Investment Fund, (iii) 4,000 shares held by trusts for the benefit of
Mr. Tomlinson's children, over which trusts Mr. Tomlinson acts as trustee; (iv) 10,000 shares held by trusts for the benefit of the children of William E. Zisko, a partner in TZMM, over which trusts
Mr. Tomlinson acts as trustee; and (v) 99,500 shares subject to options held by TZM Investment Fund that are exercisable within 60 days of October 29, 1999.  Mr. Tomlinson disclaims beneficial ownership of the shares held in the name of the Zisko children's
trusts.   It also excludes shares held in the individual names of two partners in TZMM.  Mr. Tomlinson's address is 200 Page Mill Road,
Second Floor, Palo Alto, California 94306.

(11) Includes 103,675 shares subject to options that are exercisable within 60 days of October 29, 1999. Mr. Plummer's address is 1902
New Butler Road, New Castle, Pennsylvania  16107.

(12) Comprised of 5,000 shares held by a trust for the benefit of Mr. Merritt's family and 64,750 shares subject to options that are exercisable within 60 days of October 29, 1999. Mr. Merritt's address is 890 Faulstich Court, San Jose, California 95112.

(13) Includes 9,500 shares subject to options that are exercisable within 60 days of October 29, 1999. Excludes 165,732 shares held in the individual names of four other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. William's address is Resugens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta,
Georgia 30326.

(14) Comprised entirely of shares subject to options that are exercisable within 60 days of October 29, 1999. Mr. Taylor's address is 890
Faulstich Court, San Jose, California 95112.

(15) Mr. Cullum was an Executive Officer of the Company at August 31, 1999. He resigned from the Company effective October 1, 1999, on which date his options were terminated and ceased vesting. Mr.
Cullum's address is 1099 November Drive, Cupertino, California 95014.

(16) Includes 9,500 shares subject to options that are exercisable within 60 days of October 29, 1999. Dr. Pfeffer's address is Graduate
School of Business, Stanford University, Palo Alto, California 94305.

(17) Includes 19,696 shares subject to options that are exercisable within 60 days of October 29, 1999. Ms. Bassin's address is 890 Faulstich
Court, San Jose, California 95112.

(18) Consists entirely of shares held of record by Portola Company IV LLC, of which Mr. Watts is the general manager.

(19) Comprised of the shares shown as included in footnotes 3, 4, 6, 10 through 14, and 16 through 18. Excluded from the calculation are shares held by Mr. Cullum, who left the employment of the Company in October 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Senior Management and Other Employees

        In January 1992, the Company loaned Jack L. Watts, Chairman of the Board and Chief Executive Officer, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and originally accrued interest at a rate equal to 2% above the Company's borrowing rate on its revolving credit facility. In
January 1997, the rate was changed to equal the Short Term Applicable Federal Rate for January 1997 compounded annually. In November 1998, the Board of Directors agreed to extend until January 17, 2000 the due date of all principal and accrued interest owing to the Company. Also, in November 1998, the Board of Directors agreed to have the Company forgive the repayment of certain principal and interest amounts due on the note totaling $105,000. In November 1999, the Board of Directors agreed to extend until January 17, 2001 the due date of all principal and accrued interest owing to the Company. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. The principal plus accrued interest outstanding at August 31, 1999 was approximately $367,000.

        The Company's policy is that it will not make loans to, or enter into other transactions with, directors, officers or other affiliates unless such loans or transactions are approved by a majority of the Company's disinterested directors, may reasonably be expected to benefit the Company and, except to the extent that loans to officers of the Company have been entered into in part in recognition of the value of the officers' services to the Company, are on terms no less favorable to the Company than could be obtained in arms'-length transactions with unaffiliated third parties. From time to time, the Company has agreed to make loans to employees of the Company who are not members of senior management to enable such employees to purchase their residences. In this regard, in November 1991, the Company loaned Daniel Luch, Vice President of Research and Development, $109,000 towards the purchase of a home.

Transactions with Executive Officers and Directors

        During fiscal 1999, TZM Investment Fund, of which Timothy Tomlinson is a general partner, and Larry C. Williams, each exercised options granted under the Company's 1988 Stock Option Plan (the "1988 Plan") to purchase 29,984 and 16,050 shares, respectively, of the Company's Class B Common Stock, Series 1, at an exercise price of $1.00 per share. Messrs. Tomlinson and Williams are members of the Board of Directors of the Company. In addition, four other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal, exercised options granted under the Company's 1988 Plan to purchase an aggregate of 41,976 shares, at an exercise price of $1.00 per share.

        For a description of the options granted to directors during fiscal 1999, please see "Director Compensation" under Item 11 of this report on Form 10-K.

Transactions with Entities Affiliated with Directors

        In June 1994, Chase Manhattan Capital Corporation ("Chase Capital") purchased shares of Class B Common Stock, Series 1 from the Company and certain insiders of the Company, and shares of Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd. ("RFNL"). In connection with these purchases, Chase Capital, RFNL and Heller Financial, Inc., the lender under a credit facility entered into with the Company, received certain demand and piggyback registration rights. In addition, Chase Capital became a participant in an earlier agreement between the Company and RFNL under which (i) the Company has the right of first offer to purchase any shares of the Company's capital stock that either shareholder proposes to sell to any nonrelated party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that the Company proposes to sell. Chase Capital is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading "Shareholders Agreements." In addition, the parties to these shareholders agreements have granted to Chase Capital certain co-sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of the Company's common stock. One of the shareholders agreements also provides that the Company is prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to its Bylaws or Certificate of Incorporation or
(iii) entering into certain other significant transactions, without the approval of Chase Capital. Pursuant to that agreement, Jack L. Watts,
RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of Chase Capital as a director of the Company.
Mr. Behrens is Chase Capital's current nominee.

        The Company retains as its legal counsel the law firm of Tomlinson Zisko Morosoli & Maser LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 1999, the Company paid Mr. Tomlinson's law firm fees and expenses in the aggregate amount of $442,000. Mr. Tomlinson is corporate Secretary, a director of the Company, a member of the Compensation Committee and a member of the Audit Committee.

        In addition to a base salary of $12,000, the Company paid its Vice President and General Counsel, Themistocles G. Michos, $238,000 in fiscal year 1999 for legal services rendered.

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

                                     PART IV



Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K


        (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:

  Report of Independent Accountants

  Consolidated Balance Sheets as of August 31, 1999 and 1998

  Consolidated Statements of Operations for the Years Ended
    August 31, 1999, 1998, and 1997

  Consolidated Statements of Cash Flows for the Years Ended
    August 31, 1999, 1998, and 1997

  Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended August 31, 1999, 1998, and 1997

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

4.01 Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American
Bank National Association), as trustee (including form of Note)(1)

4.02 Form of Stock Certificate evidencing ownership of Registrant's Class B Common Stock, Series 1(3)

10.01 Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29,
1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02 Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

Exhibit
Number                                          Exhibit Title

10.03 First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04   $109,000 Non-Recourse Promissory Note, dated November 13,
1991, made by Daniel Luch and Mary Jeanne Luch in favor of the Registrant(7)

10.05 $250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(8)

10.06 Director's Agreement, dated October 5, 1990, by and between the Registrant and Martin Imbler(9)

10.07 Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(10)

10.08 Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and
Amendment Number Two to Director's Agreement, dated August 31,
1991(11)

10.09 Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts,
John Lemons and LJL Cordovan Partners(12)

10.10 Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders(13)

10.11 Master Supply Agreement, dated March 29, 1995, by and between the Registrant and Tetra Rex Packaging Systems, Inc.(14)

10.12 Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(15)

10.13 Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(16)

10.14 Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as
Executor of the Estate of Oakley T. Hayden, Chase Manhattan
Capital Corporation and Heller Financial, Inc.(17)

10.15 Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the Registrant, Heller
Financial, Inc., Chase Manhattan Capital Corporation and Robert
Fleming Nominees, Ltd.(18)

10.16 Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller Financial, Inc.(19)

10.17 Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons,
LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez
Equity Investors, L.P. and SEI Associates(20)

Exhibit
Number                                          Exhibit Title

10.18 Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L.
Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert
Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI
Associates and Chase Manhattan Capital Corporation(21)

10.19 Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(22)

10.20   1988 Stock Option Plan and related documents(23)

10.21 1994 Stock Option Plan, as amended, and related documents(24)

10.22 Settlement Agreement, dated July 1, 1996, by and between the Registrant and Scholle Corporation(25)

10.23 Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(26)

10.24 Form of Indemnification Agreement by and between the Registrant and the related director or officer(27)

10.25 Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(28)

10.26 Registrant's 1996 Employee Stock Purchase Plan, together with related documents(29)

10.27   Registrant's Management Deferred Compensation Plan Trust
Agreement(30)

10.28   Registrant's Management Deferred Compensation Plan(31)

10.29 Summary Description of Company Bonus Plan and Company Profit Sharing Plan(32)

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

(4) Incorporated herein by reference to exhibit 10.02 included on the Registrant's Registration Statement on Form S-1(Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

Exhibit
Number                                          Exhibit Title

(5) Incorporated herein by reference to exhibit 10.03 included on the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6) Incorporated herein by reference to exhibit 10.07 included in the Registrant's Registration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7) Incorporated herein by reference to exhibit 10.08 included in the Registrant's Registration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8) Incorporated herein by reference to exhibit 10.10 included in the Registrant's Registration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

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

(14) Incorporated herein by reference to exhibit 10.19 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(15) Incorporated herein by reference to exhibit 10.20 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(16) Incorporated herein by reference to exhibit 10.21 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(17) Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the
Securities and Exchange Commission on September 25, 1995.

(18) Incorporated herein by reference to exhibit 10.23 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Forms S-1 (Commission File No. 33-95318), as filed with the
Securities and Exchange Commission on September 25, 1995.

Exhibit
Number                                          Exhibit Title

(19) Incorporated herein by reference to exhibit 10.24 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(20) Incorporated herein by reference to exhibit 10.25 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(21) Incorporated herein by reference to exhibit 10.26 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(22) Incorporated herein by reference to exhibit 10.27 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(23) Incorporated herein by reference to exhibit 10.28 to the Registrant's Quarterly Report on Form10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(24) Incorporated herein by reference to exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999.

(25) Incorporated herein by reference to exhibit 10.34 included in the Registrant's Quarterly Report on Form 10-Q for the period ended May
31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.

(26) Incorporated herein by reference to exhibit 10.36 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(27) Incorporated herein by reference to exhibit 10.37 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(28) Incorporated herein by reference to exhibit 10.38 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(29) Incorporated herein by reference to exhibit 4.05 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(30) Incorporated herein by reference to exhibit 10.43 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1996, as filed with the Securities and Exchange
Commission on January 13, 1997.

(31) Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(32) Incorporated herein by reference to exhibit 10.41 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1998, as filed with the Securities and Exchange
Commission on January 4, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PORTOLA PACKAGING, INC.,
                                a Delaware Corporation


November 22, 1999               By:              /s/ JACK L. WATTS
                                     -----------------------------------------
                                                   Jack L. Watts
                                            CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jack L. Watts, James A. Taylor and Timothy Tomlinson, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           PRINCIPAL EXECUTIVE OFFICERS:

                /s/ JACK L. WATTS                  November 22, 1999
   -------------------------------------------
                  Jack L. Watts
CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD AND
                    A DIRECTOR


             /s/ JAMES A. TAYLOR                   November 22, 1999
   -------------------------------------------
               James A. Taylor
    PRESIDENT AND CHIEF OPERATING OFFICER
      (former Chief Financial Officer)


           PRINCIPAL FINANCIAL OFFICER
        AND PRINCIPAL ACCOUNTING OFFICER:

             /s/ DENNIS L. BERG                    November 22, 1999
   -------------------------------------------
                Dennis L. Berg
    VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL
                    OFFICER


                    DIRECTORS:

            /s/ CHRISTOPHER C. BEHRENS             November 22, 1999
   -------------------------------------------
              Christopher C. Behrens


            /s/ JEFFREY PFEFFER, PH.D.             November 22, 1999
   -------------------------------------------
              Jeffrey Pfeffer, Ph.D.


              /s/ TIMOTHY TOMLINSON                November 22, 1999
   -------------------------------------------
                Timothy Tomlinson


              /s/ LARRY C. WILLIAMS                November 22, 1999
   -------------------------------------------
                Larry C. Williams


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

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders
Portola Packaging, Inc. and Subsidiaries:

        Our report on the consolidated financial statements of Portola Packaging, Inc. and Subsidiaries is included on page 24 of this Form 10-
K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 70 of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP


November 11, 1999

                               PORTOLA PACKAGING, INC.
                   SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                    (in thousands)



   Allowance for Doubtful     Beginning  Additions/          Deduc-   Ending
          Accounts             Balance   Expense   Other(1) tions(2)  Balance
----------------------------- --------- ---------- -------- -------- ---------
August 31, 1999.............    $1,727       ($16)   ($182)    $163    $1,366

August 31, 1998.............     1,170        379      678      500     1,727

August 31, 1997.............       817        823      --       470     1,170






                              Beginning  Additions/          Deduc-   Ending
Restructuring Reserve          Balance   Expense    Other   tions(3)  Balance
----------------------------- --------- ---------- -------- -------- ---------
August 31, 1999.............    $1,111    $ --       $ --    $1,111    $ --

August 31, 1998.............       273      1,426      --       588     1,111

August 31, 1997.............      --        2,394      --     2,121       273


------------------------

(1)   Reclassification of various amounts into reserve balances
(2)   Write off of bad debts
(3)   Restructuring items charged against reserve

                             EXHIBIT INDEX

Exhibit
Number                                          Exhibit Title

3.01 Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02    Bylaws(2)

4.01 Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American
Bank National Association), as trustee (including form of Note)(1)

4.02 Form of Stock Certificate evidencing ownership of Registrant's Class B Common Stock, Series 1(3)

10.01 Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29,
1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02 Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

10.03 First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04   $109,000 Non-Recourse Promissory Note, dated November 13,
1991, made by Daniel Luch and Mary Jeanne Luch in favor of the Registrant(7)

10.05   $250,000 Secured Promissory Note, dated January 17, 1992
made by Jack L. Watts in favor of the Registrant(8)

10.06 Director's Agreement, dated October 5, 1990, by and between the Registrant and Martin Imbler(9)

10.07 Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(10)

10.08 Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and
Amendment Number Two to Director's Agreement, dated August 31,
1991(11)

10.09 Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts,
John Lemons and LJL Cordovan Partners(12)

10.10 Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders (13)

10.11 Master Supply Agreement, dated March 29, 1995, by and between the Registrant and Tetra Rex Packaging Systems, Inc.(14)

10.12 Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(15)

Exhibit
Number                                          Exhibit Title

10.13 Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(16)

10.14 Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as
Executor of the Estate of Oakley T. Hayden, Chase Manhattan
Capital Corporation and Heller Financial, Inc.(17)

10.15 Second Amended and Restated Registration Rights Agreement, dated as of June 9, 1995, by and among the Registrant, Heller
Financial, Inc., Chase Manhattan Capital Corporation and Robert
Fleming Nominees, Ltd.(18)

10.16 Second Amended and Restated Credit and Security Agreement, dated as of October 2, 1995, by and between the Registrant and Heller Financial, Inc.(19)

10.17 Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann
Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees,
Ltd., Suez Equity Investors, L.P. and SEI Associates(20)

10.18   Amendment to Investors' Rights Agreements, dated as of
October 10, 1995, by and among the Registrant, Jack L. Watts, John
L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert
Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI
Associates and Chase Manhattan Capital Corporation(21)

10.19 Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(22)

10.20   1988 Stock Option Plan and related documents(23)

10.21 1994 Stock Option Plan, as amended, and related documents(24)

10.22 Settlement Agreement, dated July 1, 1996, by and between the Registrant and Scholle Corporation(25)

10.23 Director's Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(26)

10.24 Form of Indemnification Agreement by and between the Registrant and the related director or officer(27)

10.25 Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(28)

10.26 Registrant's 1996 Employee Stock Purchase Plan, together with related documents(29)

10.27   Registrant's Management Deferred Compensation Plan Trust
Agreement(30)

10.28   Registrant's Management Deferred Compensation Plan(31)

10.29 Summary Description of Company Bonus Plan and Company Profit Sharing Plan(32)

12.01   Computation of Ratio of Earnings to Fixed Charges

21.01   Subsidiaries of the Registrant

Exhibit
Number                                          Exhibit Title

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

(4) Incorporated herein by reference to exhibit 10.02 included in the Registrant's Registration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(5) Incorporated herein by reference to exhibit 10.03 included in the Registrant's Registration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6) Incorporated herein by reference to exhibit 10.07 included in the Registrant's Registration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7) Incorporated herein by reference to exhibit 10.08 included in the Registrant's Registration Statement on Form S-1 (Commission File
No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8) Incorporated herein by reference to exhibit 10.10 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

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

(14) Incorporated herein by reference to exhibit 10.19 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(15) Incorporated herein by reference to exhibit 10.20 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(16) Incorporated herein by reference to exhibit 10.21 included in the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(17) Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the
Securities and Exchange Commission on September 25, 1995.

(18) Incorporated herein by reference to exhibit number 10.23 included in pre-effective Amendment No. 2 to the Registrant's Registration
Statement on Forms S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(19) Incorporated herein by reference to exhibit 10.24 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(20) Incorporated herein by reference to exhibit 10.25 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(21) Incorporated herein by reference to exhibit 10.26 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(22) Incorporated herein by reference to exhibit 10.27 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(23) Incorporated herein by reference to exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1995, as filed with the Securities and Exchange
Commission on January 16, 1996.

(24) Incorporated herein by reference to exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999.

(25) Incorporated herein by reference to exhibit 10.34 included in the Registrant's Quarterly Report on Form 10-Q for the period ended May
31, 1996, as filed with the Securities and Exchange Commission on July 11, 1996.

(26) Incorporated herein by reference to exhibit 10.36 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

Exhibit
Number                                          Exhibit Title

(27) Incorporated herein by reference to exhibit 10.37 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(28) Incorporated herein by reference to exhibit 10.38 included in the Registrant's Annual Report on Form 10-K for the period ended August
31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(29) Incorporated herein by reference to exhibit 4.05 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(30)    Incorporated herein by reference to
exhibit 10.43 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(31) Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(32) Incorporated herein by reference to exhibit 10.41 included in the Registrant's Quarterly Report on Form 10-Q for the period ended
November 30, 1998, as filed with the Securities and Exchange
Commission on January 4, 1999.