Form 10-Q
period 1999-11-30
PORTOLA PACKAGING INC
filed 2000-01-10
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 33-95318

PORTOLA PACKAGING, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	94-1582719
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

890 Faulstich Court
San Jose, CA    95112
(Address of Principal Executive Offices including Zip Code)

(408) 453-8840
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    12,115,896 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,980,904 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 11, 1999.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of November 30, 1999 and August 31, 1999

Condensed Consolidated Statements of Operations for the Three Months Ended November 30, 1999 and November 30, 1998

Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 1999 and November 30, 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Recent Accounting Pronouncements

Impact of the Year 2000 Issue

PART II. Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                    November 30,   August 31,
                                                       1999          1999
                                                   ------------  ------------
                                                   (unaudited)
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.......................       $2,826        $2,372
 Accounts receivable, net........................       24,300        26,151
 Inventories.....................................       13,371        13,363
 Other current assets............................          968           799
 Deferred income taxes...........................        1,952         1,952
                                                   ------------  ------------
    Total current assets.........................       43,417        44,637

Property, plant and equipment, net...............       89,272        91,637
Goodwill, net....................................       14,843        15,402
Patents, net.....................................        2,320         2,417
Covenants not to compete, net....................           78            86
Debt financing costs, net........................        2,405         2,508
Other assets.....................................        1,505           757
                                                   ------------  ------------
      Total assets...............................     $153,840      $157,444
                                                   ============  ============

   LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK
     AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current portion of long-term debt...............         $435          $820
 Accounts payable................................       11,269        10,063
 Book overdraft..................................        --            3,338
 Accrued liabilities.............................        5,613         6,139
 Accrued compensation............................        3,322         2,138
 Accrued interest................................        1,430         5,134
                                                   ------------  ------------
  Total current liabilities......................       22,069        27,632

Long-term debt, less current portion.............      139,221       136,275
Other long term obligations......................          902           917
Deferred income taxes............................        5,295         5,295
                                                   ------------  ------------
    Total liabilities............................      167,487       170,119
                                                   ------------  ------------
Commitments and contingencies (Note 4)

Minority interest................................        1,093         1,120
                                                   ------------  ------------
Redeemable warrants to purchase Class A
  Common Stock...................................       12,306        12,222
                                                   ------------  ------------
Common stock and other shareholders'
 equity (deficit):
  Class A convertible Common Stock of $.001
  par value:
   Authorized: 5,203 shares;  Issued and
    outstanding 2,135 shares in both periods.....            2             2
  Class B, Series 1, Common Stock of $.001
  par value:
   Authorized: 17,715 shares;  Issued and
    outstanding: 8,809 shares in 1999 and
    8,636 shares in 1998.........................            8             8
  Class B, Series 2, convertible Common Stock
  of $.001 par value:
   Authorized: 2,571 shares;  Issued and
    outstanding 1,171 shares in both periods.....            1             1
  Additional paid-in capital.....................        8,195         8,171
  Notes receivable from shareholders.............         (357)         (375)
  Accumulated other comprehensive loss...........         (915)       (1,234)
  Accumulated deficit............................      (33,980)      (32,590)
                                                   ------------  ------------
      Total common stock and other
        shareholders' equity (deficit)...........      (27,046)      (26,017)
                                                   ------------  ------------
      Total liabilities, redeemable
        warrants, common stock and other
        shareholders' equity (deficit)...........     $153,840      $157,444
                                                   ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                  For the Three Months
                                   Ended November 30,
                                 ---------------------
                                    1999        1998
                                 ---------- ----------
Sales...........................   $47,613    $44,759
Cost of sales...................    37,389     33,264
                                 ---------- ----------
    Gross profit................    10,224     11,495
                                 ---------- ----------
Selling, general and
  administrative................     7,447      6,174
Research and development........       616        788
Amortization of intangibles.....       899        585
                                 ---------- ----------
                                     8,962      7,547
                                 ---------- ----------
    Income from operations......     1,262      3,948
                                 ---------- ----------
Other (income) expense:
  Interest income...............       --         (80)
  Interest expense..............     3,060      3,522
  Amortization of debt
    financing costs.............       103        120
  Minority interest.............       (27)       --
  Loss (gain) from sale of
    property plant and
    equipment...................        47         (1)
  Other expense (income), net...       120       (178)
                                 ---------- ----------
                                     3,303      3,383
                                 ---------- ----------
    (Loss) income before
      income taxes..............    (2,041)       565
Income tax (benefit) provision..      (735)       201
                                 ---------- ----------
Net (loss) income...............   ($1,306)      $364
                                 ========== ==========
Number of shares used in
  computing basic per share
  amounts.......................    12,090     11,792
                                 ========== ==========
  Basic (loss) earnings
  per share.....................    ($0.11)     $0.03

Number of shares used in
  computing diluted per share
  amounts.......................    12,090     14,415
                                 ========== ==========
  Diluted (loss) earnings
  per share.....................    ($0.11)     $0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          For the Three Months
                                                           Ended November 30,
                                                         ---------------------
                                                             1999       1998
                                                         ---------- ----------
Cash flows from operating activities:
  Net (loss) income......................................  ($1,306)      $364
  Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
    Depreciation and amortization........................    5,207      4,049
    Deferred income taxes................................       --        (74)
    Loss (gain) on property and equipment dispositions...       47         (1)
    Provision for doubtful accounts......................       53         62
    Provision for excess and obsolete inventories........       67         93
    Equity in losses of affiliates.......................      238         --
    Minority interest....................................      (27)        --
  Changes in working capital:
    Accounts receivable..................................    1,891      3,661
    Inventories..........................................      (41)       160
    Other current assets.................................     (107)    (1,410)
    Accounts payable.....................................    1,739     (1,699)
    Accrued liabilities..................................     (107)       369
    Accrued interest.....................................   (3,704)    (3,070)
                                                         ---------- ----------
    Net cash provided by operating activities............    3,950      2,504
                                                         ---------- ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.............   (2,462)    (2,986)
  Increase in other assets...............................     (309)      (974)
                                                         ---------- ----------
    Net cash used in investing activities................   (2,771)    (3,960)
                                                         ---------- ----------
Cash flows from financing activities:
  Decrease in book overdraft.............................   (3,338)        --
  Borrowings under long-term debt arrangements, net......    2,552      3,577
  Decrease in notes receivable from shareholders.........       18         --
  Issuance of common stock...............................       24         --
                                                         ---------- ----------
    Net cash (used in) provided by financing activities..     (744)     3,577
                                                         ---------- ----------
Effect of exchange rate changes on cash..................       19        (16)
                                                         ---------- ----------
    Increase in cash and cash equivalents................      454      2,105
Cash and cash equivalents at beginning of period.........    2,372      3,570
                                                         ---------- ----------
Cash and cash equivalents at end of period...............   $2,826     $5,675
                                                         ========== ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

     The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 1999 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2000.

2. Computation of Earnings (Loss) Per Common Share:

     Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the November 30, 1999 computation of net loss per share as their effect is anti-dilutive.

3. Inventories:

     Inventory balances as of November 30, 1999 and August 31, 1999 were as follows (in thousands):

                                         November 30,  August 31,
                                            1999         1999
                                        -----------  -----------
                                         (unaudited)

    Raw materials....................       $6,649       $7,300
    Work in process..................        1,452        1,145
    Finished goods...................        5,270        4,918
                                        -----------  -----------
                                           $13,371      $13,363
                                        ===========  ===========

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Commitments and Contingencies:

     On July 1, 1999, the Company entered into an agreement to provide a total of $3.5 million in support services to Sand Hill Systems, Inc., (SHS), then a wholly-owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million. The Company received a promissory note for $3.5 million from SHS which bears interest at a rate equal to the base rate used in the Company's Senior Revolving Credit facility less one-half of one percent. The note was subsequently assumed by a company controlled by the Chief Executive Officer of Portola Packaging, Inc., in exchange for an ownership interest in SHS. All outstanding principal and interest amounts due on the note are payable in full on the earlier date of July 1, 2003 or the occurrence of one of the following events: nine months after a public offering equal to or exceeding $20 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the note. As of November 30, 1999, the Company had not received any payments related to the note, and as such, no income related to the services agreement had been recognized. In September 1999 the Company's interest in SHS was reduced from 100% to less than 25%. As such, effective October 1, 1999, SHS is being accounted for as an equity method investment.

     The Company is currently engaged in patent infringement litigation with two separate parties who are seeking to have the court declare certain patents owned by the Company invalid. These parties have also included allegations of anti-trust violations in their complaints. The Company believes that its patents are valid and is contesting these allegations vigorously. The Company is also subject to other legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

     On August 11, 1999, the Company signed a letter of intent to enter into a new five-year senior secured credit facility providing for up to $50.0 million for operating purposes and an additional $10.0 million available for acquisition purposes. The new credit facility would be subject to a borrowing base and covenants similar to those in the existing senior credit facility. Currently, the Company is negotiating with the banks to finalize the terms of the new facility.

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

     The Company's reportable operating businesses are organized primarily by geographic region. The United States and United Kingdom segments offer the Company's principal closure product lines, and the Company's Canada segment offers both closure and bottle product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and certain non-operating income and expenses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into "Other". Certain corporate expenses related to the domestic closure operations, including human resources, finance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents information about reported segments for the three month periods ended November 30, (in thousands):

                                       United              United
                                       States    Canada    Kingdom    Other     Total
                                     ---------- --------- --------- --------- ---------

Revenues...................    1999    $28,773    $6,228    $6,172    $6,440   $47,613
                               1998     31,408     5,759     4,993     2,599    44,759

Adjusted EBITDA............    1999      6,429       989     1,114    (2,376)    6,156
                               1998      8,349       690       806    (1,795)    8,050

     Intersegment revenues of $1.5 million and $1.2 million have been eliminated from the segment totals presented above for the periods ended November 30, 1999 and 1998, respectively.

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated income before income taxes for the three month periods ended November 30, (in thousands):

                                              1999         1998
                                           ----------- ------------

Total Adjusted EBITDA - for reportable
     segments..............................    $6,156       $8,050
Depreciation and amortization..............    (5,207)      (4,049)
Interest expense, net......................    (3,060)      (3,442)
Gain (loss) from sale of property, plant
     and equipment.........................       (47)           1
Other......................................       117            5
                                           ----------- ------------
Consolidated (loss) income before
     income taxes..........................   ($2,041)        $565
                                           =========== ============

7. Other Comprehensive (Loss) Income:

     In fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The following is a breakdown of other comprehensive (loss) income for the three month periods ended November 30, (in thousands):

                                             1999      1998
                                           --------- ---------

Net (loss) income.......................... ($1,306)     $364
Cumulative translation adjustment..........     319       137
                                           --------- ---------
Total comprehensive (loss) income..........   ($987)     $501
                                           ========= =========

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Subsequent Events:

     On December 20, 1999, the Company deposited $1.4 million in a United States bank in preparation for the acquisition of the 45% interest it does not currently own in Shanghai Portola Packaging LLC (SHPPC). If completed, the transaction will be accounted for as a purchase and accordingly the purchase price will be allocated to the underlying assets and liabilities acquired based on the proportional change in ownership and the respective estimated fair values at the date when the purchase is finalized. Any excess purchase price over the estimated fair values of the assets acquired will be allocated to goodwill.

     SHPPC is located in the Shanghai province of China and manufactures and sells closures primarily for the Asian marketplace. After the purchase, SHPPC will continue to be operated as an "unrestricted" subsidiary pursuant to the terms of the Company's senior revolving credit facility and the senior note indenture, each of which was entered into in October 1995.

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

Results of Operations

     Sales increased $2.8 million, or 6.3%, from $44.8 million for the three months ended November 30, 1998 to $47.6 million for the three months ended November 30, 1999. This increase was primarily due to the addition of $3.0 million in sales from the consolidation of our Mexican operations beginning in the second quarter of fiscal 1999, and increased sales in our United Kingdom subsidiary of $1.2 million due to an increase in sales volume. Also contributing to the sales growth for the quarter was the addition of sales from our new subsidiary, Portola Allied Tool of $962,000, increased sales from our Canadian operations of $469,000 primarily due to an increase in bottle prices, and the addition of $1.1 million in sales from newly operational joint ventures in China and the United States. Decreased sales in the domestic closure operations are due primarily to decreased sales volume of $2.6 million. Decreased sales from the equipment division of $900,000 also offset the increase in sales.

     Gross profit decreased $1.3 million to $10.2 million or 21.4% of sales for the first quarter of fiscal 2000 as compared to $11.5 million, or 25.7%, for the first quarter of fiscal 1999. A majority of the decrease was attributable to decreased margins in the domestic closure operations of $2.5 million primarily caused by a decrease in sales volume in September and October of 1999, and increased resin costs that we will be unable to pass on to our customers until the second quarter of fiscal 2000. The decrease in domestic closures gross margin was partially offset by the addition of $574,000 in gross profit from the consolidation of our Mexican operations and from the addition of $541,000 in gross profits from our new domestic joint ventures.

     Selling, general and administrative expenses increased $1.2 million, or 19.4%, to $7.4 million for the three months ended November 30, 1999, as compared to $6.2 million for the same period in fiscal year 1999, and increased as a percentage of sales from 13.8% for the three months ended November 30, 1998 to 15.5% for the three months ended November 30, 1999. The increase was primarily due to the addition of $705,000 of expenses related to our new domestic joint ventures and from expenses related to Sand Hill Systems Inc., previously a wholly-owned subsidiary of the Company (see Note 4 to Notes to Condensed Consolidated Financial Statements). Part of the increase was also attributable to the addition of $307,000 of expenses related to the consolidation of our Mexican operations and the addition of $162,000 of expenses related to our new domestic subsidiary, Portola Allied Tool. International selling expenses also increased by $205,000 due to an increase in related employee, travel and supplies costs. These increases were partially offset by a decrease of $109,000 in employee costs from our United Kingdom operations.

     Research and development expense decreased $172,000, or 21.8%, to $616,000 for the three months ended November 30, 1999, as compared to $788,000 for the three months ended November 30, 1998, and decreased as a percentage of sales from 1.8% in the three months ended November 30, 1998 to 1.3% in the three months ended November 30, 1999. The decrease in research and development expense was primarily due to the effect of the reimbursement of certain tool development costs that offset expenses and a decrease in prototype expenses.

     Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) increased $314,000, or 53.7%, to $899,000 for the three months ended November 30, 1999, as compared to $585,000 for the three months ended November 30, 1998. The increase was primarily due to the increase of goodwill amortization expense related to the acquisition of our Mexican subsidiary and the acquisition of Portola Allied Tool.

     Interest income decreased $80,000 for the three months ended November 30, 1999 as compared to the same period in fiscal year 1999. This decline was primarily due to fluctuations in the levels of invested cash in fiscal 2000 as compared to fiscal 1999.

     Interest expense decreased $462,000 to $3.1 million for the three months ended November 30, 1999, as compared to $3.5 million for the three months ended November 30, 1998. This decrease reflects the payoff of our Canadian term loan during fiscal year 1999, the payoff of a U.K. acquisition note in the first quarter of fiscal year 2000 and reduced interest rates for certain borrowings under our senior credit facility.

     Amortization of debt financing costs decreased $17,000 for the three months ended November 30, 1999 to $103,000 from $120,000 for the three months ended November 30, 1998. The decrease in debt financing costs is primarily attributable to the write-off of the western Canadian debt costs in fiscal 1999 due to the early payoff of this debt. The remaining debt financing costs are primarily attributable to the $110 million senior notes issued in October 1995.

     Other expense of $120,000 for the three months ended November 30, 1999 is comprised primarily of equity in losses of affiliates of $238,000 offset by gains on foreign currency transactions. Other income of $178,000 for the three months ended November 30, 1998 was primarily due to foreign currency gains.

     The Company recorded a benefit from income taxes of $735,000 for the three months ended November 30, 1999 based on its pre-tax loss using an effective tax rate of 36%. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a provision for income taxes of $201,000 for the three month period ending November 30, 1998.

Liquidity and Capital Resources

The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 1999, the Company had cash and cash equivalents of $2.8 million, an increase of $454,000 from August 31, 1999. Cash provided by operations totaled $4.0 million for the three months ended November 30, 1999, which represents a $1.5 million increase from the $2.5 million provided by operations for the three months ended November 30, 1998. Accounts payable provided funds of $1.7 million in the first three months of fiscal 2000 compared to using funds of $1.7 million in the first three months of fiscal year 1999, and accrued expenses used funds of $107,000 in the first quarter of fiscal 2000 as compared to providing funds of $369,000 in the same period of fiscal year 1999. The increase in funds provided by accounts payable was partially offset by a decrease in funds provided by accounts receivable, from $3.7 million in the first quarter of fiscal year 1999 to $1.9 million for the same period in fiscal year 2000. In addition, accrued interest expense used funds of $3.7 million in the first quarter of fiscal 2000 compared to using funds of $3.1 million in the same period of fiscal year 1999. Cash used in investing activities was $2.8 million for the three months ended November 30, 1999, as compared to using $4.0 million for the three months ended November 30, 1998. In both periods the use of cash consisted primarily of additions to property, plant and equipment and for the first quarter of fiscal 1999 included an $825,000 investment in the Company's Chinese joint venture. Cash used by financing activities was $744,000 for the first quarter of fiscal year 2000 as compared to providing $3.6 million for the first quarter of fiscal year 1999. The decrease was principally due to $3.3 million of cash used in the first quarter of fiscal year 2000 to satisfy a book overdraft and decreased borrowings under the Company's line of credit in the first quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. At November 30, 1999, the Company had $2.8 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $6.0 million was available for draw as of November 30, 1999). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures into fiscal year 2000.

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

Impact of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

     Using mainly internal personnel and operating cash flows, the Company has modified or replaced portions of hardware and software so that its systems properly recognize dates beyond December 31, 1999. However, the operational effectiveness of the Company in the year 2000 will be partly based on the ability of its suppliers and customers to successfully complete their Year 2000 resolution processes and operate effectively in the new year. While the Company believes it has taken reasonable steps to mitigate potential Year 2000 issues, the failure of suppliers to deliver raw materials on time or for customers to buy product in normal quantities and frequencies could have a material impact on the Company's financial results.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith or incorporated by reference herein.

Exhibit Number	Exhibit Title
10.30	Summary description of the Company Bonus Plan and Company Profit Sharing Plan.
10.31	$3.5 million Variable Rate Promissory Note, dated as of July 1, 1999, by Sand Hill Systems, Inc., in favor of the Company.
10.32	Services Agreement, dated as of July 1, 1999, by and between the Company and Sand Hill Systems, Inc.
10.33	Release and Assumption Agreement, dated as of September 17, 1999, by and among the Company, Sand Hill Systems, Inc., and Portola Company IV LLC.
10.34	Amended and Restated Stock Pledge Agreement, dated as of October 4, 1999, by Portola Company IV LLC in favor of the Company
27.01	Financial Data Schedule.

    (b) The Company did not file any reports on Form 8-K during the three (3) month period ended November 30, 1999.

PORTOLA PACKAGING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC.

(Registrant)
Dated: January 10, 2000

By:	/s/ Dennis L. Berg

Dennis L. Berg
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.30	Summary description of the Company Bonus Plan and Company Profit Sharing Plan.
10.31	$3.5 million Variable Rate Promissory Note, dated as of July 1, 1999, by Sand Hill Systems, Inc., in favor of the Company.
10.32	Services Agreement, dated as of July 1, 1999, by and between the Company and Sand Hill Systems, Inc.
10.33	Release and Assumption Agreement, dated as of September 17, 1999, by and among the Company, Sand Hill Systems, Inc., and Portola Company IV LLC.
10.34	Amended and Restated Stock Pledge Agreement, dated as of October 4, 1999, by Portola Company IV LLC in favor of the Company
27.01	Financial Data Schedule.