Form 10-Q
period 2000-02-29
PORTOLA PACKAGING INC
filed 2000-04-06
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    12,171,897 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,036,905 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at March 31, 2000.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of February 29, 2000 and August 31, 1999

Condensed Consolidated Statements of Operations for the Three and Six Months Emded February 29, 2000 and February 28, 1999

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended February 29, 2000 and February 28, 1999

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Recent Accounting Pronouncements

PART II. Other Information

Item 4: Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                   February 29,    August 31,
                                                       2000          1999
                                                   ------------  ------------
                                                   (unaudited)
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.......................       $1,126        $2,372
 Accounts receivable, net........................       23,399        26,151
 Inventories.....................................       13,908        13,363
 Other current assets............................        1,138           799
 Deferred income taxes...........................        1,952         1,952
                                                   ------------  ------------
    Total current assets.........................       41,523        44,637

Property, plant and equipment, net...............       88,141        91,637
Goodwill, net....................................       14,187        15,402
Patents, net.....................................        2,234         2,417
Covenants not to compete, net....................           69            86
Debt financing costs, net........................        2,284         2,508
Other assets.....................................        1,463           757
                                                   ------------  ------------
      Total assets...............................     $149,901      $157,444
                                                   ============  ============

   LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK
     AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current portion of long-term debt...............         $439          $820
 Accounts payable................................       12,629        10,063
 Book overdraft..................................        --            3,338
 Accrued liabilities.............................        3,529         6,139
 Accrued compensation............................        3,206         2,138
 Accrued interest................................        4,791         5,134
                                                   ------------  ------------
  Total current liabilities......................       24,594        27,632

Long-term debt, less current portion.............      135,666       136,275
Other long term obligations......................          925           917
Deferred income taxes............................        5,306         5,295
                                                   ------------  ------------
    Total liabilities............................      166,491       170,119
                                                   ------------  ------------
Commitments and contingencies (Note 4)

Minority interest................................        1,053         1,120
                                                   ------------  ------------
Redeemable warrants to purchase Class A
  Common Stock...................................       12,401        12,222
                                                   ------------  ------------
Common stock and other shareholders'
 equity (deficit):
  Class A convertible Common Stock, $.001
  par value:
   Authorized: 5,203 shares;  Issued and
    outstanding 2,135 shares in both periods.....            2             2
  Class B, Series 1, Common Stock, $.001
  par value:
   Authorized: 17,715 shares;  Issued and
    outstanding: 8,865 shares in 2000 and
    8,769 shares in 1999.........................            8             8
  Class B, Series 2, convertible Common Stock,
  $.001 par value:
   Authorized: 2,571 shares;  Issued and
    outstanding 1,171 shares in both periods.....            1             1
  Additional paid-in capital.....................        8,245         8,171
  Notes receivable from shareholders.............         (378)         (375)
  Accumulated other comprehensive loss...........         (970)       (1,234)
  Accumulated deficit............................      (36,952)      (32,590)
                                                   ------------  ------------
      Total common stock and other
        shareholders' equity (deficit)...........      (30,044)      (26,017)
                                                   ------------  ------------
      Total liabilities, minority interest,
        redeemable warrants, common stock and
        other shareholders' equity (deficit).....     $149,901      $157,444
                                                   ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                       For the Three           For the Six
                                       Months Ended,          Months Ended,
                                 ---------------------  ---------------------
                                    2/29/00    2/28/99     2/29/00    2/28/99
                                 ---------- ----------  ---------- ----------
Sales...........................   $46,878    $43,275     $94,491    $88,034
Cost of sales...................    37,408     33,527      74,797     66,791
                                 ---------- ----------  ---------- ----------
    Gross profit................     9,470      9,748      19,694     21,243
                                 ---------- ----------  ---------- ----------
Selling, general and
  administrative................     7,930      6,970      15,377     13,144
Research and development........       817        611       1,433      1,399
Amortization of intangibles.....       836        582       1,735      1,167
                                 ---------- ----------  ---------- ----------
                                     9,583      8,163      18,545     15,710
                                 ---------- ----------  ---------- ----------
    Income (loss) from
      operations................      (113)     1,585       1,149      5,533
                                 ---------- ----------  ---------- ----------
Other (income) expense:
  Interest income...............      (108)       (89)       (108)      (169)
  Interest expense..............     4,047      3,597       7,107      7,119
  Amortization of debt
    financing costs.............       107        120         210        240
  Minority interest.............       (38)      (194)        (65)      (194)
  Loss from sale of property
    plant and equipment.........        23         48          70         47
  Other expense, net............       351        252         471         74
                                 ---------- ----------  ---------- ----------
                                     4,382      3,734       7,685      7,117
                                 ---------- ----------  ---------- ----------
    Loss before income
      taxes.....................    (4,495)    (2,149)     (6,536)    (1,584)
Income tax benefit..............    (1,618)      (772)     (2,353)      (571)
                                 ---------- ----------  ---------- ----------
Net loss........................   ($2,877)   ($1,377)    ($4,183)   ($1,013)
                                 ========== ==========  ========== ==========
Number of shares used in
  computing basic per share
  amounts.......................    12,146     11,949      12,118     11,946
                                 ========== ==========  ========== ==========
  Basic loss per share..........    ($0.24)    ($0.12)     ($0.35)    ($0.09)

Number of shares used in
  computing diluted per share
  amounts.......................    12,146     11,949      12,118     11,946
                                 ========== ==========  ========== ==========
  Diluted loss per share........    ($0.24)    ($0.12)     ($0.35)    ($0.09)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                For the Six
                                                                Months Ended
                                                         ---------------------
                                                            2/29/00  2/28/99
                                                         ---------- ----------
Cash flows from operating activities:
  Net loss...............................................  ($4,183)   ($1,013)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization........................   10,342      8,306
    Deferred income taxes................................       11        (74)
    Loss on property and equipment dispositions..........       70         47
    Provision for doubtful accounts......................       80        183
    Provision for excess and obsolete inventories........      (31)       168
    Equity in losses of affiliates.......................      577         --
    Minority interest income.............................      (65)      (194)
  Changes in working capital:
    Accounts receivable..................................    2,749      1,691
    Inventories..........................................     (481)    (1,027)
    Other current assets.................................     (281)      (524)
    Accounts payable.....................................    3,110        926
    Accrued liabilities..................................   (2,915)      (378)
    Accrued interest.....................................     (343)      (142)
                                                         ---------- ----------
    Net cash provided by operating activities............    8,640      7,969
                                                         ---------- ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.............   (5,856)    (8,244)
  Proceeds from sale of property, plant and equipment....        6        863
  Decrease (increase) in other assets....................      227       (563)
                                                         ---------- ----------
    Net cash used in investing activities................   (5,623)    (7,944)
                                                         ---------- ----------
Cash flows from financing activities:
  Decrease in book overdraft.............................   (3,338)        --
  Repayment of long-term debt obligations................     (996)      (693)
  Increase in notes receivable from shareholders.........       (3)        --
  Issuance of common stock...............................       74         --
  Distributions..........................................      (14)        --
                                                         ---------- ----------
    Net cash used in financing activities................   (4,277)      (693)
                                                         ---------- ----------
Effect of exchange rate changes on cash..................       14        (45)
                                                         ---------- ----------
    Decrease in cash and cash equivalents................   (1,246)      (713)
Cash and cash equivalents at beginning of period.........    2,372      3,570
                                                         ---------- ----------
Cash and cash equivalents at end of period...............   $1,126     $2,857
                                                         ========== ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

     The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 1999 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are subject to seasonal variations and the results of operations for the three and six-month periods ended February 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2000.

2. Computation of Earnings (Loss) Per Common Share:

     Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the February 29, 2000 computation of net loss per share as their effect is anti-dilutive.

3. Inventories:

     Inventory balances as of February 29, 2000 and August 31, 1999 were as follows (in thousands):

                                        February 29,   August 31,
                                            2000         1999
                                        -----------  -----------
                                         (unaudited)

    Raw materials....................       $7,360       $7,300
    Work in process..................        1,744        1,145
    Finished goods...................        4,804        4,918
                                        -----------  -----------
                                           $13,908      $13,363
                                        ===========  ===========

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Commitments and Contingencies:

     On July 1, 1999, the Company entered into an agreement to provide a total of $3.5 million in support services to Sand Hill Systems, Inc. (SHS), then a wholly-owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million. The Company received a promissory note for $3.5 million from SHS, which bears interest at a rate equal to the base rate used in the Company's Senior Revolving Credit facility less one-half of one percent. The note was subsequently assumed by a company controlled by the Chief Executive Officer of Portola Packaging, Inc., in exchange for an ownership interest in SHS. All outstanding principal and interest amounts due on the note are payable in full on the earlier date of July 1, 2003 or the occurrence of one of the following events: nine months after a public offering equal to or exceeding $20 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the promissory note. As of February 29, 2000, the Company had not received any payments related to the note, and as such, no income related to the services agreement had been recognized. In September 1999, the Company's interest in SHS was reduced from 100% to less than 25% and since October 1, 1999, the Company has accounted for its investment in SHS under the equity method. In March 2000, SHS received a cash investment of $8 million from a new investor, reducing the Company's ownership interest to approximately 11%.

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

     The Company anticipates finalizing the terms on a new five-year, $50 million senior secured credit facility by May 2000. Management believes the new credit facility will be subject to a borrowing base and covenants similar to those in the existing senior credit facility.

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

     The Company's reportable operating businesses are organized primarily by geographic region. The United States and United Kingdom segments offer the Company's principal closure product lines, and the Company's Canada segment offers both closure and bottle product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization (EBITDA) and certain non-operating income and expenses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool Inc., and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into "Other". Certain corporate expenses related to the domestic closure operations, including human resources, finance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

     The table below presents information about reported segments for the three and six month periods ended February 29, 2000 and February 28, 1999 (in thousands):

                                 For the Three         For the Six
                                 Months Ended,        Months Ended,
                           -------------------- ---------------------
                              2/29/00   2/28/99    2/29/00   2/28/99
                           ---------- --------- ---------- ----------
Revenues
    United States..........  $28,510   $27,711    $57,281    $59,119
    Canada.................    6,215     5,648     12,443     11,407
    United Kingdom.........    5,477     5,222     11,649     10,215
    Other..................    6,676     4,694     13,118      7,293
                           ---------- --------- ---------- ----------
      Total Consolidated     $46,878   $43,275    $94,491    $88,034
                           ========== ========= ========== ==========

Adjusted EBITDA
    United States..........   $5,594    $6,832    $12,022    $15,180
    Canada.................      978       595      1,967      1,285
    United Kingdom.........      764       780      1,878      1,586
    Other..................   (2,721)   (2,287)    (5,096)    (4,081)
                           ---------- --------- ---------- ----------
      Total Consolidated      $4,615    $5,920    $10,771    $13,970
                           ========== ========= ========== ==========

     Intersegment revenues totaling $1.5 million and $1.6 million for the three month periods ended February 29, 2000 and February 28, 1999, respectively, and $3.1 million and $2.8 million for the six month periods ended February 29, 2000 and February 28, 1999, respectively, have been eliminated from the segment totals presented above.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three and six-month periods ended February 29, 2000 and February 28, 1999 (in thousands):

                                     For the Three          For the Six
                                     Months Ended,         Months Ended,
                               --------------------- ----------------------
                                  2/29/00   2/28/99     2/29/00   2/28/99
                               ---------- ---------- ---------- -----------
Total Adjusted EBITDA - for
     reportable segments.......   $4,615     $5,920    $10,771     $13,970
Depreciation and amortization..   (5,135)    (4,257)   (10,342)     (8,306)
Interest expense, net..........   (3,939)    (3,508)    (6,999)     (6,950)
Loss from sale of property,
     plant and equipment.......      (23)       (48)       (70)        (47)
Other..........................      (13)      (256)       104        (251)
                               ---------- ---------- ---------- -----------
Consolidated loss before income
     taxes.....................  ($4,495)   ($2,149)   ($6,536)    ($1,584)
                               ========== ========== ========== ===========

7. Other Comprehensive Loss:

     In fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The following is a breakdown of other comprehensive loss for the three and six month periods ended February 29, 2000 and February 28, 1999 (in thousands):

                                           For the Three        For the Six
                                           Months Ended,       Months Ended,
                                     ------------------- ---------------------
                                        2/29/00  2/28/99    2/29/00   2/28/99
                                     --------- --------- ---------- ----------

Net loss...........................   ($2,877)  ($1,377)   ($4,183)   ($1,013)
Cumulative translation adjustment..       (55)   (1,287)       264     (1,150)
                                     --------- --------- ---------- ----------
Total comprehensive loss...........   ($2,932)  ($2,664)   ($3,919)   ($2,163)
                                     ========= ========= ========== ==========

8. Subsequent Events:

     Effective March 22, 2000, the Company acquired the remaining 45% interest in Shanghai Portola Packaging LLC (SHPPC) for $1.4 million. The transaction was accounted for as a purchase and accordingly the purchase price was allocated to the underlying assets and liabilities acquired based on the proportional change in ownership and the respective estimated fair values.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

     This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the "Commitments and Contingencies" footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under "Liquidity and Capital Resources" and other statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

Results of Operations

     Sales increased $3.6 million, or 8.3%, from $43.3 million for the three months ended February 28, 1999 to $46.9 million for the three months ended February 29, 2000. For the first six months of fiscal year 2000, sales were $94.5 million compared to $88.0 million for the first six months of fiscal year 1999, a 7.4% increase. The increase in sales for the second fiscal quarter ended February 29, 2000 compared to the same quarter in fiscal 1999 was primarily due to the addition of $0.9 million in sales from a new subsidiary formed in March 1999, Portola Allied Tool Inc., and increases in sales of $0.6 million and $0.5 million from the Company's Canadian and Mexican operations, respectively. Also contributing to the increased sales for the quarter were increased sales from domestic closures and various new domestic ventures totaling $1.3 million. The increase in sales for the first six months of fiscal 2000 compared to the same period in fiscal 1999 was mainly attributable to increased sales from the Company's foreign operations, specifically, $3.6 million from Mexico, $1.4 million from the United Kingdom and $1.0 million from Canada. The addition of $1.9 million in sales from Portola Allied Tool Inc., and $1.5 million from new domestic ventures also contributed to the increase in sales for the first six months of fiscal 2000. However, these sales increases were offset by decreases in sales in domestic closures operations and the equipment division of $2.6 million and $1.4 million, respectively, for the first half of fiscal 2000. The increased sales in the Company's foreign subsidiaries for the three and six month periods ended February 29, 2000 as compared to the same periods in fiscal 1999 was primarily due to increased unit sales associated with continued expansion of market share in the United Kingdom and increased prices on bottles in Canada. The decrease in domestic closures sales for the six months ended February 29, 2000 was due mainly to pricing pressure caused by consolidation in the dairy industry and a shift in sales of one large customer from the Company's domestic business to its United Kingdom subsidiary.

     Gross profit decreased $0.3 million, or 3.1%, to $9.5 million for the second quarter of fiscal 2000 as compared to $9.8 million for the second quarter of fiscal 1999 and decreased $1.5 million, or 7.1%, to $19.7 million for the six months ended February 29, 2000, from $21.2 million for the same period in fiscal year 1999. Gross profit as a percentage of sales decreased from 22.6% for the three months ended February 28, 1999 to 20.3% for the same period in fiscal year 2000, and from 24.1% for the six months ended February 28, 1999 to 20.8% for the same period in fiscal year 2000. The decreased margins for the three and six month periods ended February 29, 2000 were mainly attributable to margin decreases in domestic closures offset by the addition of margins from new domestic ventures and improved margins from the Company's Canadian and Mexican subsidiaries. The decreased domestic margins are due to increased resin costs associated with a rise in oil prices that the Company has been unable to pass on to customers in a timely fashion. Increased resin costs also had a negative impact on the Company's foreign subsidiaries' margins in the second quarter of fiscal 2000.

     Selling, general and administrative expenses increased $0.9 million, or 12.9%, to $7.9 million for the three months ended February 29, 2000 as compared to $7.0 million for the same period in fiscal year 1999, and increased as a percentage of sales from 16.2% for the three months ended February 28, 1999 to 16.8% for the three months ended February 29, 2000. For the six months ended February 29, 2000, selling, general and administrative expenses were $15.4 million, an increase of $2.3 million, or 17.6%, from $13.1 million for the same period in fiscal year 1999. As a percentage of sales, the selling, general and administrative expenses were 16.3% for the six months ended February 29, 2000 as compared to 14.9% for the same period in fiscal year 1999. Domestically, these increases are primarily due to the addition of selling, general and administrative costs from new domestic ventures and Portola Allied Tool Inc. Also contributing to the domestic increase in these costs were increased salaries and wages and increased litigation costs. Internationally, the selling, general and administrative costs increased due to increased travel costs associated with the Company's expansion into new markets in Latin America and Europe and consulting fees. Offsetting these increases was a decrease in general and administrative costs related to the Company's operations in China due to the reduction of startup costs.

     Research and development expense increased $0.2 million, or 33.3%, to $0.8 million for the three months ended February 29, 2000 as compared to $0.6 million for the three months ended February 28, 1999 and increased as a percentage of sales from 1.4% in the three months ended February 28, 1999 to 1.7% in the three months ended February 29, 2000. Research and development expense remained stable at approximately $1.4 million for the six month periods ended February 29, 2000 and February 28, 1999. As a percentage of sales, research and development expense was 1.5% for the six months ended February 29, 2000 as compared to 1.6% for the same period in fiscal 1999. The slight increases in research and development expense in dollars and as a percentage of sales for the three month period ended February 29, 2000 as compared to the same period in fiscal year 1999 was due primarily to an increase in consulting costs.

     Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) increased $0.2 million, or 33.3%, to $0.8 million for the three months ended February 29, 2000 as compared to $0.6 million for the three months ended February 28, 1999 and increased $0.5 million, or 41.7%, to $1.7 million for the six months ended February 29, 2000 as compared to $1.2 million for the same period in fiscal 1999. The increase was primarily due to amortization of goodwill related to the Company's acquisition of the remaining interest in Portola Packaging, Inc. Mexico, S.A. de C.V. that it did not previously own, amortization of goodwill related to the acquisition of Portola Allied Tool Inc., and amortization of additional patent costs.

     Interest income remained stable at $0.1 million for the three month periods ended February 29, 2000 and February 28, 1999 and decreased $0.1 million to $0.1 million for the six months ended February 29, 2000 as compared to $0.2 million for the same period in fiscal 1999. The interest income balances fluctuated based on the levels of invested cash in fiscal 2000 as compared to fiscal 1999.

     Interest expense increased $0.5 million to $4.1 million for the three months ended February 29, 2000 as compared to $3.6 million for the three months ended February 28, 1999 and remained stable at approximately $7.1 million for the six month periods ended February 29, 2000 and February 28, 1999. The increase was primarily due to an increase in the Company's outstanding line of credit balance for the three and six months ended February 29, 2000 as compared to the same period in fiscal year 1999, offset by the payoff of a United Kingdom acquisition note in the first quarter of fiscal 2000 and reduced interest rates for certain borrowings under the senior credit facility.

     Other expense increased $0.1 million to $0.4 million for the three months ended February 29, 2000 as compared to other expense of $0.3 million for the same period in fiscal year 1999, and increased $0.4 million to $0.5 million for the six months ended February 29, 2000 as compared to $0.1 million for the same period in fiscal 1999. The increase in other expense for the three and six month periods ended February 29, 2000 as compared to the same periods in fiscal 1999 is due primarily to equity losses incurred by the Company related to its investment in Sand Hill Systems, Inc.

     The Company recorded a benefit for income taxes of $2.4 million for the six months ended February 29, 2000 based on its pre-tax loss using an effective tax rate of 36%. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a benefit from income taxes of $0.6 million for the six-month period ending February 28, 1999.

Liquidity and Capital Resources

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 29, 2000, the Company had cash and cash equivalents of $1.1 million, a decrease of $1.3 million from August 31, 1999.

     Cash provided by operations totaled $8.6 million for the six months ended February 29, 2000, a $0.6 million increase from the $8.0 million provided by operations for the six months ended February 28, 1999. Accounts receivable provided funds of $2.8 million for the first six months of fiscal year 2000 as compared to providing funds of $1.7 million for the same period in fiscal year 1999. Accounts payable provided funds of $3.1 million in the first six months of fiscal 2000 compared to providing funds of $0.9 million in the first six months of fiscal year 1999, and accrued expenses used funds of $2.9 million in the first six months of fiscal 2000 as compared to using funds of $0.4 million in the same period of fiscal year 1999. Accrued interest expense used funds of $0.3 million in the first six months of fiscal 2000 compared to using funds of $0.1 million in the same period of fiscal year 1999.

     Cash used in investing activities was $5.6 million for the six months ended February 29, 2000 as compared to using $7.9 million for the same period in fiscal year 1999. In both periods, the use of cash consisted primarily of additions to property, plant and equipment. Proceeds from the sale of property, plant and equipment in the first six months of fiscal year 1999 included $0.9 million from the sale of the Company's Bettendorf, Iowa facility.

     Cash used by financing activities was $4.3 million for the six month period ended February 29, 2000 as compared to cash used by financing activities of $0.7 million for the first six months of fiscal year 1999. The increase was principally due to $3.3 million of cash used in the first quarter of fiscal year 2000 to satisfy a book overdraft and an increase in repayment of borrowings under the line of credit for the six- month period ended February 29, 2000 as compared to the same period in fiscal year 1999.

     At February 29, 2000, the Company had $1.1 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $9.4 million was available for draw as of February 29, 2000). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company's operations, debt service requirements and capital expenditures into fiscal year 2001.

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

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Portola Packaging, Inc. is a privately-held company, and currently has no class of voting securities registered pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. The Company has two classes of common equity, Class A Common Stock and Class B Common Stock, Series 1 and Series 2. Shares of Class A Common Stock are not entitled to vote. The Company's Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

    The annual meeting of the stockholders of the Company was held on February 16, 2000 for the purpose of electing five members of the Board of Directors of the Company and ratifying the selection by the Board of Directors of the Company's independent public accountants for the fiscal year ending August 31, 2000. Proxies representing 7,183,188 shares of the 8,865,475 shares of Class B Common Stock, Series 1 issued and outstanding on the record date, or approximately 81% of the outstanding shares of such series, were received and entitled to be voted at the annual meeting. Proxies representing 1,151,046 shares of the 1,171,430 shares of Class B Common Stock, Series 2 issued and outstanding on the record date, or approximately 98% of the outstanding shares of such Series, were received and entitled to be voted at the annual meeting. The holders of Class B Common Stock, Series 1 and Series 2, vote as a single class.

    Christopher Behrens, Jeffrey Pfeffer, Timothy Tomlinson, Jack L. Watts and Larry C. Williams each received 8,333,568 votes, representing approximately 83% of the total voting shares outstanding, and almost 100% of the shares present and voting at the annual meeting, and each such individual was elected to serve as a Director of the Company until the Company's next annual meeting. The holders of 8,286,449 shares represented and entitled to vote at the annual meeting, representing approximately 99% of all shares present and voting at the meeting (and approximately 83% of the total voting shares outstanding) ratified and approved the selection of PricewaterhouseCoopers, L.L.P. as independent public accountants for the Company for the fiscal year ending August 31, 2000.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith or incorporated by reference herein.

Exhibit Number	Exhibit Title
27.01	Financial Data Schedule.

    (b) The Company did not file any reports on Form 8-K during the three (3) month period ended February 29, 2000.

PORTOLA PACKAGING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC.

(Registrant)
Dated: April 6, 2000

By:	/s/ Dennis L. Berg

Dennis L. Berg
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
27.01	Financial Data Schedule.