Form 10-Q
period 2000-05-31
PORTOLA PACKAGING INC
filed 2000-07-11
CIK 788983

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Condensed Consolidated Financial Statements
Disclosures Regarding Forward-Looking Statements
Results of Operations
Liquidity and Capital Resources
Recent Accounting Pronouncements
Signatures
FINANCIAL DATA SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File No. 33-95318

PORTOLA PACKAGING, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1582719 (I.R.S. Employer Identification No.)

890 Faulstich Court
San Jose, California 95112
(Address of principal executive offices, including zip code)

(408) 453-8840
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO     .

      12,171,897 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,036,905 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at July 6, 2000.

Portola Packaging, Inc. And Subsidiaries

Part I — Financial Information
Item 1.  Financial Statements
Portola Packaging, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	May 31,	August 31,

	2000	1999

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$1,501	$2,372

Accounts receivable, net	25,079	26,151

Inventories	13,586	13,363

Other current assets	1,249	799

Deferred income taxes	1,952	1,952

Total current assets	43,367	44,637

Property, plant and equipment, net	85,008	91,637

Goodwill, net	13,880	15,402

Patents, net	2,138	2,417

Covenants not to compete, net	61	86

Debt financing costs, net	2,148	2,508

Other assets	1,171	757

Total assets	$147,773	$157,444

LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK

AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$439	$820

Accounts payable	13,909	10,063

Book overdraft	—	3,338

Accrued liabilities	2,725	6,139

Accrued compensation	3,743	2,138

Accrued interest	1,970	5,134

Total current liabilities	22,786	27,632

Long-term debt, less current portion	138,329	136,275

Other long term obligations	653	917

Deferred income taxes	5,306	5,295

Total liabilities	167,074	170,119

Commitments and contingencies (Note 4) Minority interest	149	1,120

Redeemable warrants to purchase Class A Common Stock	12,509	12,222

Common stock and other shareholders’ equity (deficit):

Class A convertible Common Stock, $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2

Class B, Series 1, Common Stock, $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 8,865 shares in 2000 and 8,769 shares in 1999.	8	8

Class B, Series 2, convertible Common Stock, $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in both periods	1	1

Additional paid-in capital	8,245	8,171

Notes receivable from shareholders	(376)	(375)

Accumulated other comprehensive loss	(2,400)	(1,234)

Accumulated deficit	(37,439)	(32,590)

Total common stock and other shareholders’ equity (deficit)	(31,959)	(26,017)

Total liabilities, minority interest, redeemable warrants, common stock and other shareholders’ equity (deficit)	$147,773	$157,444

      The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,

	2000	1999	2000	1999

	(unaudited)		(unaudited)

Sales	$52,553	$50,167	$147,043	$138,201

Cost of sales	40,528	37,049	115,325	103,840

Gross profit	12,025	13,118	31,718	34,361

Selling, general and administrative	7,330	7,615	22,706	20,759

Research and development	656	561	2,089	1,960

Amortization of intangibles	859	666	2,592	1,833

	8,845	8,842	27,387	24,552

Income from operations	3,180	4,276	4,331	9,809

Other expense (income):

Interest income	—	—	(93)	(163)

Interest expense	3,715	3,711	10,808	10,824

Amortization of debt financing costs	109	201	318	441

Minority interest	(103)	(53)	(168)	(247)

Loss from sale of property, plant and equipment (Note 6)	1	67	71	114

Other expense (income), net	345	(199)	816	(125)

	4,067	3,727	11,752	10,844

(Loss) income before income taxes	(887)	549	(7,421)	(1,035)

Income tax (benefit) expense	(319)	197	(2,672)	(374)

Net (loss) income	$(568)	$352	$(4,749)	$(661)

Number of shares used in computing basic per share Amounts	12,172	11,953	12,136	11,948

Basic (loss) income per share	$(0.05)	$0.03	$(0.39)	$(0.06)

Number of shares used in computing diluted per share Amounts	12,172	14,372	12,136	11,948

Diluted (loss) income per share	$(0.05)	$0.02	$(0.39)	$(0.06)

      The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months
	Ended May 31,

	2000	1999

	(unaudited)
Cash flows from operating activities:

Net loss	$(4,749)	$(661)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	15,575	12,896

Deferred income taxes	11	(75)

Loss on property and equipment dispositions	71	114

Provision for doubtful accounts	198	298

Provision for excess and obsolete inventories	44	514

Equity in losses of affiliates	849	—

Minority interest income	(168)	(247)

Changes in working capital:

Accounts receivable	(1,609)	(1,388)

Inventories	(363)	(2,472)

Other current assets	(417)	12

Accounts payable	6,765	(580)

Accrued liabilities	(2,998)	281

Accrued interest	(3,164)	(3,015)

Net cash provided by operating activities	10,045	5,677

Cash flows from investing activities:

Additions to property, plant and equipment	(8,472)	(13,021)

Proceeds from sale of property, plant and equipment	468	875

Payment for remaining interest in Shanghai Portola Packaging LLC	(1,395)	—

Payment for Allied Tool acquisition, net of cash acquired	—	(2,204)

Decrease (increase) in other assets	351	(797)

Net cash used in investing activities	(9,048)	(15,147)

Cash flows from financing activities:

Borrowings under long-term debt arrangements, net	(1,665)	8,146

Increase in notes receivable from shareholders	—	(10)

Payments on covenants not-to-compete agreements	(234)	—

Issuance of common stock	74	71

Repurchase of common stock	—	(21)

Distributions	(14)	—

Net cash (used) provided by financing activities	(1,839)	8,186

Effect of exchange rate changes on cash	(29)	(116)

Decrease in cash and cash equivalents	(871)	(1,400)

Cash and cash equivalents at beginning of period	2,372	3,570

Cash and cash equivalents at end of period	$1,501	$2,170

      The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation:

      The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 1999 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are subject to seasonal variations and the results of operations for the three and nine-month periods ended May 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2000.

      Effective March 22, 2000, the Company acquired the remaining 45% interest in Shanghai Portola Packaging LLC (SHPPC) for $1.4 million. The transaction was accounted for as a purchase and accordingly the purchase price was allocated to the underlying assets and liabilities acquired based on the proportional change in ownership and the respective estimated fair values.

      The Company has two new domestic ventures that were started during the second and third quarters of fiscal 2000. These ventures consist of a newly formed e-commerce company in February 2000 and a newly formed sales representation organization in March 2000.

      SHPPC and the two new domestic ventures are being operated as “unrestricted” subsidiaries pursuant to the terms of the Company’s senior revolving credit facility and the senior note indenture, each of which was entered into in October 1995.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.  Inventories:

      Inventory balances as of May 31, 2000 and August 31, 1999 were as follows (in thousands):

	May 31,	August 31,
	2000	1999

	(unaudited)
Raw materials	$7,241	$7,300

Work in process	1,516	1,145

Finished goods	4,829	4,918

	$13,586	$13,363

4.  Commitments and Contingencies:

      On July 1, 1999, the Company entered into an agreement to provide a total of $3.5 million in support services to Sand Hill Systems, Inc. (SHS), then a wholly-owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million. The Company received a promissory note for $3.5 million from SHS, which bears interest at a rate equal to the base rate used in the Company’s Senior Revolving Credit facility less one-half of one percent. The note was subsequently assumed by a company controlled by the Chief Executive Officer of Portola Packaging, Inc., in exchange for an ownership interest in SHS. All outstanding principal and interest amounts due on the note are payable in full on the earlier date of July 1, 2003 or the occurrence of one of the following events: nine months after a public offering equal to or exceeding $20 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the promissory note. As of May 31, 2000, the Company had not received any payments related to the note, and as such, no income related to the services agreement had been recognized. In September 1999, the Company’s interest in SHS was reduced from 100% to less than 25% and since October 1, 1999, the Company has accounted for its investment in SHS under the equity method. SHS has received additional cash investments from new and existing investors that has reduced the Company’s ownership interest to approximately 10%.

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

      The Company anticipates finalizing the terms on a new four-year, $50 million senior secured credit facility during the fourth quarter. This new facility will replace the Company’s existing senior credit facility of $35 million. Management believes the new credit facility will be subject to a borrowing base and covenants similar to those in the existing senior credit facility.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5.  Recent Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The implementation date of this standard was recently delayed by the issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and it is not effective for the Company until fiscal year 2001. The impact of adopting this statement on the Company’s current financial statements would not be material.

6.  Segment Information:

      The Company’s reportable operating businesses are organized primarily by geographic region. The United States and United Kingdom segments offer the Company’s principal closure product lines, and the Company’s Canada segment offers both closure and bottle product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization (EBITDA) and certain non-operating income and expenses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool Inc., Portola Packaging Inc. Mexico, SHPPC and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

      The table below presents information about reported segments for the three and nine month periods ended May 31, 2000 and 1999, respectively, (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended

	5/31/00	5/31/99	5/31/00	5/31/99

Revenues

United States	$30,968	$32,250	$88,250	$91,367

Canada	6,199	6,009	18,642	17,416

United Kingdom	6,891	5,790	18,540	16,005

Other	8,495	6,118	21,611	13,413

Total Consolidated	$52,553	$50,167	$147,043	$138,201

Adjusted EBITDA

United States	$8,576	$8,426	$20,598	$23,604

Canada	996	899	2,963	2,184

United Kingdom	1,193	1,117	3,072	2,703

Other	(2,629)	(1,726)	(7,725)	(5,803)

Total Consolidated	$8,136	$8,716	$18,908	$22,688

      Intersegment revenues totaling $1.7 million and $2.1 million for the three month periods ended May 31, 2000 and 1999, respectively, and $4.8 million and $4.9 million for the nine month periods ended May 31, 2000 and 1999, respectively, have been eliminated from the segment totals presented above.

      The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated (loss) income before income taxes for the three and nine-month periods ended May 31, 2000 and 1999, respectively, (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended

	5/31/00	5/31/99	5/31/00	5/31/99

Total Adjusted EBITDA — for reportable segments	$8,136	$8,716	$18,908	$22,688

Depreciation and amortization	(5,234)	(4,590)	(15,575)	(12,896)

Interest expense, net	(3,715)	(3,711)	(10,715)	(10,661)

Loss from sale of property, plant and equipment	(1)	(68)	(71)	(114)

Other	(73)	202	32	(52)

Consolidated (loss) income before income taxes	$(887)	$549	$(7,421)	$(1,035)

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

7.  Other Comprehensive (Loss) Income:

      In fiscal year 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income”. The following is a breakdown of other comprehensive (loss) income for the three and nine month periods ended May 31, 2000 and 1999, respectively, (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended

	5/31/00	5/31/99	5/31/00	5/31/99

Net (loss) income	$(568)	$352	$(4,749)	$(661)

Cumulative translation adjustment	(1,430)	101	(1,166)	(1,049)

Total comprehensive (loss) income	$(1,998)	$453	$(5,915)	$(1,710)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources”, the mitigation of the Year 2000 issue under “Impact of the Year 2000 Issue” and other statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

Results of Operations

      Sales increased $2.4 million, or 4.8%, from $50.2 million for the three months ended May 31, 1999 to $52.6 million for the three months ended May 31, 2000. For the first nine months of fiscal year 2000 sales were $147.0 million compared to $138.2 million for the first nine months of fiscal year 1999, a 6.4% increase. The increase in sales for the third fiscal quarter ended May 31, 2000 compared to the same quarter of the prior fiscal year was primarily due to the addition of $0.7, $0.6, and $0.5 million in sales from the Company’s new domestic ventures and two new subsidiaries, Shanghai Portola Packaging and Portola Allied Tool, respectively. Also contributing to the increase in sales were the additional United Kingdom sales of $1.1 million and domestic equipment sales of $0.9 million. These increases were partially offset by a decrease in domestic closure sales of $1.4 million. The increase in sales for the nine months ended May 31, 2000 compared to the same period of fiscal 1999 was primarily due to the addition of $2.3, $2.4 and $1.3 million in sales from the Company’s new domestic ventures and two new subsidiaries Portola Allied Tool and Shanghai Portola Packaging, respectively. Also contributing to the sales growth for the period was the addition of sales of $3.6 million resulting from the full consolidation of Mexican operations in the second quarter of fiscal 1999, and increases in sales in the United Kingdom of $2.6 million and Canada of $1.2 million. These increases were offset by a decrease in domestic closure sales of $4.1 million and equipment sales of $0.5 million.

      Gross profit decreased $1.1 million to $12.0 million, or 8.4%, for the third quarter of fiscal 2000 as compared to $13.1 million for the third quarter of fiscal 1999 and decreased $2.7 million, or 7.8%, to $31.7 million for the nine months ended May 31, 2000, from $34.4 million for the same period in fiscal year 1999. Gross profit as a percentage of sales decreased from 26.1% for the three months ended May 31, 1999 to 22.9% for the same period in fiscal year 2000, and from 24.9% for the nine months ended May 31, 1999 to 21.6% for the same period in fiscal year 2000. The decreases for the three and nine month periods ended May 31, 2000 were attributable to volatile resin prices and the Company’s inability to pass on these increases to its contract customers on a real-time basis.

      Selling, general and administrative expenses decreased $0.3 million, or 3.9%, to $7.3 million for the three months ended May 31, 2000 as compared to $7.6 million for the same period in fiscal year 1999, and decreased as a percentage of sales from 15.1% for the three months ended May 31, 1999 to 13.9% for the three months ended May 31, 2000. For the nine months ended May 31, 2000, selling, general and administrative expenses were $22.7 million, an increase of $1.9 million, or 9.1%, from $20.8 million for the same period in fiscal year 1999. As a percentage of sales, selling, general and administrative expenses were 15.4% for the nine months ended May 31, 2000 as compared to 15.1% for the same period in fiscal year 1999. For the nine months ended May 31, 2000, the increase from prior fiscal year was primarily due to additional selling, general and administrative expenses incurred by the Company’s new subsidiaries and domestic ventures.

      Research and development expense increased $0.1 million, or 16.7%, to $0.7 million for the three months ended May 31, 2000 as compared to $0.6 million for the three months ended May 31, 1999. As a percentage of sales, research and development expense was 1.3% and 1.2% for the three months ended May 31, 2000 and May 31, 1999, respectively. For the nine months ended May 31, 2000, research and development expense was $2.1 million, an increase of $0.1 million, or 5.0%, from $2.0 million for the same period in fiscal 1999, and remained relatively consistent at 1.4% as a percentage of sales for the nine months ended May 31, 2000 and May 31, 1999.

      Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) increased $0.2 million, or 28.6%, to $0.9 million for the three months ended May 31, 2000 as compared to $0.7 million for the three months ended May 31, 1999 and increased $0.8 million, or 44.4%, to $2.6 million for the nine months ended May 31, 2000 from $1.8 million for the same period in fiscal 1999. The increase was primarily a result of additional goodwill amortization from our Mexican operations and Portola Allied Tool during the three and nine month periods ended May 31, 2000 as compared to the same periods in fiscal 1999.

      Interest income was $0.1 million for the nine months ended May 31, 2000 compared to $0.2 million for the same period in fiscal 1999. The interest income balances fluctuated based on the levels of invested cash.

      Interest expense remained relatively consistent at $3.7 million for the three months ended May 31, 2000 and May 31, 1999. Interest expense also remained at a constant of approximately $10.8 million for the nine months ended May 31, 2000 and May 31, 1999.

      The Company recorded a benefit from income taxes of $2.7 million for the nine months ended May 31, 2000 based on its pre-tax loss using an effective tax rate of 36%. The Company recorded a benefit from income taxes of $0.4 million for the nine month period ending May 31, 1999. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

      The Company has relied primarily upon cash from operations, borrowings from financial institutions and sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 2000, the Company had cash and cash equivalents of $1.5 million, a decrease of $0.9 million from August 31, 1999.

      Cash provided by operations totaled $10.0 million for the nine months ended May 31, 2000, a $4.3 million increase from the $5.7 million provided by operations for the nine months ended May 31, 1999. Accounts receivable used funds of $1.6 million for the first nine months of fiscal year 2000 as compared to using funds of $1.4 million for the same period in fiscal year 1999. Accounts payable provided funds of $6.8 million in the first nine months of fiscal 2000 (includes a book overdraft of $3.3 million) compared to using funds of $0.6 million in the first nine months of fiscal year 1999, and accrued expenses used funds of $3.0 million in the first nine months of fiscal 2000 as compared to providing funds of $0.3 million in the same period of fiscal year 1999. Accrued interest used funds of $3.2 million in the first nine months of fiscal 1999 compared to using funds of $3.0 million in the same period of fiscal year 1999.

      Cash used in investing activities was $9.0 million for the nine months ended May 31, 2000 as compared to using $15.1 million for the same period in fiscal year 1999. In both periods, the use of cash consisted primarily of additions to property, plant and equipment and in fiscal 1999 included the use of cash for the acquisition of the assets of Allied Tool. Proceeds from the sale of property, plant and equipment included $0.5 million and $0.9 million from the sale of the Company’s Fort Worth, Texas and Bettendorf, Iowa facilities during the nine months ended May 31, 2000 and 1999, respectively.

      Cash used by financing activities was $1.8 million for the nine month period ended May 31, 2000 as compared to providing funds of $8.2 million for the first nine months of fiscal year 1999. The cash used for the period ended May 31, 2000 was principally due to $3.3 million of cash used in the first quarter of fiscal year 2000 to satisfy a book overdraft, offset by net borrowings of $1.7 million. Included in the borrowings during the three months ended May 31, 2000 was $1.4 million used to acquire the remaining 45% interest in SHPPC. In addition, payments of $0.2 million were made under covenants not-to-compete agreements during fiscal year 2000.

      At May 31, 2000, the Company had $1.5 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $6.7 million was available as of May 31, 2000). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations and financing available from other sources, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures into fiscal year 2000.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The implementation date of this standard was recently delayed by the issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and it is not effective for the Company until fiscal year 2001. The impact of adopting this statement on the Company’s current financial statements would not be material.

Part II — Other Information
Item 6.  Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith or incorporated by reference herein.

Exhibit
Number	Exhibit Title

27.01	Financial Data Schedule.

      (b) The Company did not file any reports on Form 8-K during the three month period ended May 31, 2000.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: July 10, 2000	/s/ Dennis L. Berg
Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Exhibit Title

27.01	Financial Data Schedule.