Form 10-K
period 2000-08-31
PORTOLA PACKAGING INC
filed 2000-11-22
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2000

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.

      Registrant’s voting stock is privately held and the aggregate market value of the voting stock held by non-affiliates is not calculable.

      12,211,867 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,076,875 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at October 31, 2000.

      Documents incorporated by reference: None

PORTOLA PACKAGING, INC.
2000 ANNUAL REPORT ON FORM 10-K

Trademark acknowledgments:

Cap Snap(R), Snap Cap(R), Cap Snap Seal(R), Portola Packaging(R), Nepco(R), Non-Spill(R), TWIST & SPOUT(R), Cap Profile Logo(R), Cap Seal(R), Plasto-Lok(R) and the Portola logo are registered trademarks of Portola Packaging, Inc. (the “Company”). All other product names of the Company are trademarks of the Company.

PART I

Item 1. BUSINESS

Overview

      Portola Packaging, Inc. (together with its subsidiaries referred to hereinafter as the “Company” or “Portola”) is a leading designer, manufacturer and marketer of tamper evident plastic closures, bottles, related equipment and tooling used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products. The Company’s principal closure product lines include (i) small closures, (ii) five gallon closures, (iii) widemouth closures, (iv) fitments and (v) push-pull dispensing closures. Portola also designs, manufactures and supplies high speed capping equipment and complete turnkey water bottling systems, which are marketed by the Company primarily under the tradenames “PortaPlant” and “Adapta”. The Company’s Canadian, Mexican and United Kingdom operations, as well as Sterling Containers, LLC, a domestic joint venture, also manufacture a wide variety of blow molded plastic bottles for food and industrial applications. Portola’s closure products are primarily manufactured through a technologically advanced, high speed injection molding process at seven modern manufacturing facilities strategically located throughout the United States, three facilities located in Canada, one facility each located in the United Kingdom, Mexico, China and a joint venture in Europe. In addition, the Company has three equipment facilities, one each located in California, Michigan and Pennsylvania. Management believes that the Company is a leader in a majority of the markets it serves and that the Company is the sole or largest supplier of plastic closures for a majority of its customers. The Company sells over 11.9 billion closures annually under the names Cap Snap, Nepco, Portola Packaging and other brand names to over 2,500 customers. Most of the Company’s customers have been doing business with the Company for more than ten years. The Company’s products are used to cap such well known consumer products as Borden milk, Florida Natural and Minute Maid juices, Poland Spring bottled water, and Kraft barbecue sauce. In addition, the Company manufactured a push-pull closure distributed at the 2000 Summer Olympics for Coca Cola. Many features of the Company’s closure products are proprietary, and Portola holds more than 100 domestic and international patents on the design of container closures and compatible bottle necks.

History

      The Company was incorporated in California in 1964, and reincorporated in Delaware in April 1994. Portola (formerly known as Cap Snap Seal, Inc.) was acquired from the founders in 1986 by a group led by Jack L. Watts, the Company’s current Chairman of the Board and Chief Executive Officer. Since Portola was acquired from the founding family, the size of the Company as measured by sales and closure unit volume has increased from $26.1 million in sales and 2.1 billion in units sold for fiscal 1987 to $203.0 million in sales and 11.9 billion in units sold for fiscal year 2000. Portola’s senior management has significant experience in the plastic packaging business and an average tenure of six years at the Company.

      Consistent with the Company’s objective to expand through strategic acquisitions, on June 30, 1994, the Company acquired Northern Engineering & Plastic Corp. and certain related companies and assets (collectively, “Nepco”) for a purchase price of $43.7 million. The acquisition of Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, has enabled the Company to establish new customer relationships, diversify and expand its product offerings and customer base and benefit from Nepco’s proprietary product designs. On June 16, 1995, the Company purchased for $13.6 million the 50% interest it had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers (the “Western Canadian Acquisition”). The companies acquired in the Western Canadian Acquisition were amalgamated and now operate under the name “Portola Packaging Canada Ltd”. On September 1, 1996, the Company purchased for $2.1 million Rapid Plast J-P. Inc. (Rapid Plast), a company headquartered in Montreal, Quebec (the “Eastern Canadian Acquisition”). Rapid Plast now operates under the name “Portola Packaging Ltd.” and is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The Canadian acquisitions have enabled the Company to establish a position in the Canadian bottle manufacturing marketplace and to advance its position in the Canadian closure marketplace. On September 1, 1995, the Company completed the acquisition of the 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as Portola Packaging Ltd. (U.K.) for a purchase price of approximately $1.5 million. Portola Packaging Ltd. (U.K.), a corporation organized under the laws of England and Wales, is engaged in manufacturing closures for distribution primarily in the United Kingdom with some exports to other European countries.

      During fiscal year 1999, the Company acquired 65% interests in two newly formed limited liability companies, Associated Sales Group, LLC (“ASG”) and Leonard S. Slaughter and Associates, LLC (“LSA”). ASG and LSA are organizations that market products primarily for the Company and generate commissions based on sales made primarily to the Company’s customers. Also during fiscal year 1999, the Company entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging Gmb.H (“CSE”), which is 50% owned by the Company. CSE currently sells closures for five gallon water bottles that are produced primarily by the Company’s United Kingdom subsidiary. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey which produces and sells five gallon water bottles for the European and Middle Eastern market places.

      On March 31, 1999, the Company purchased certain operating and intangible assets and paid off certain liabilities of Allied Tool, Inc. through its wholly-owned subsidiary, Portola Allied Tool, Inc. (“Portola Allied”), for a total purchase price of $2.2 million. Portola Allied is located in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry. Effective July 27, 1999, the Company completed the acquisition of the remaining interest in Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”) for a purchase price of $3.0 million. PPI Mexico is engaged in the manufacture and distribution of plastic water bottles and plastic closures.

      In April 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produces and sells five gallon PET water bottles out of two of Portola’s domestic plants. Sterling leases the bottle making machinery from Kimex and plant space and support equipment from the Company.

      During fiscal year 2000, the Company acquired a 70% interest in a newly formed limited liability company, Great Lakes Sales Associates (“GLA”). GLA is an organization that markets products primarily for the Company and generates commissions based on sales made primarily to the Company’s customers.

      Effective March 22, 2000, the Company acquired the remaining 45% ownership interest in Shanghai Portola Packaging Company Limited. (“PPI China”) for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of plastic closures for the Asian marketplace.

Disclosures Regarding Forward-Looking Statements

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this Report entitled “Risk Factors”, “Plastic Closure Market”, “Raw Materials and Production” and “Competition”. These sections describe risks which could cause actual results to differ materially from such forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

Business Strategy

      The Company’s primary strategy is to increase cash flow by maintaining and extending its leading position in product applications within the plastic closure and bottling industry. To support this strategy, the Company focuses on (i) advancing research and development and product engineering, (ii) providing dedicated customer support and total product solutions for customers, (iii) continuing to improve production efficiencies and enhance low cost manufacturing capabilities, (iv) expanding sales in international markets where significant growth opportunities exist and (v) where appropriate, seeking strategic acquisitions that will strengthen the Company’s competitive position.

      Emphasizing Research and Development and Product Engineering. The Company is continuing its commitment to research and development, a commitment that has led to significant product innovations. These innovations include the original snap cap design and the five gallon closure, the “tear strip” feature that has become a standard tamper evident mechanism for food and non-carbonated beverage products, improved recloseable plastic dispensing fitments for gable-top fruit juice and milk cartons and the snap-screw cap.

      Emphasizing Customer Support and Total Product Solutions. The Company seeks to preserve its long-term relationships with customers and attract new customers by providing on-time delivery and technical service and support and by marketing its products as “total product solutions.” The total product solution approach includes seeking at all times to provide plastic closures and packaging systems designed to meet customer specifications, compatible container necks and neck inserts, capping and filling equipment and on-going service and support.

      Continuing to Enhance Low Cost Manufacturing Capabilities. The Company’s operations emphasize minimizing production and raw materials purchasing costs. The Company has a continuing productivity improvement program designed to further automate its production flow, streamline its workforce and upgrade its molds, equipment and systems. See “Raw Materials and Production.”

      Expanding Sales in International Markets. The Company expects significant growth in international markets for plastic closures and capping and filling equipment, as bottled water and other non-carbonated water companies in Europe, the Far East, Latin America and elsewhere adopt more advanced packaging materials and techniques. The Company is seeking to capitalize on the opportunity for expansion into international markets through the formation of joint ventures with local bottle manufacturers, bottlers, and distributors and by increasing export sales of closures and capping and filling equipment. The Company has a joint venture in Europe and has acquired the remaining interests of the Company’s joint ventures in Mexico, Canada, the United Kingdom and China. See “International Sales and Joint Ventures.”

      Seeking Strategic Acquisitions. Portola plans to continue its program of seeking to acquire businesses serving similar customers using proprietary product and process technologies that offer opportunities to improve costs or extend the Company’s product lines. The Company may also expand its acquisition strategy to include businesses that serve other customer bases as well. Since fiscal 1994, the Company has acquired Nepco, its Mexican, Canadian, United Kingdom and Chinese operations, the assets of Allied Tool, Inc., and entered into joint ventures domestically as well as in Europe.

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

      The use of plastic closures has grown with the trend toward tamper evident packaging. A tamper evident feature is highly valued by the food and beverage market and the pharmaceutical market, and tamper evident features are experiencing growth in most segments of the closure market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. Portola invented the original snap-on cap design as well as the “tear strip” feature with breakaway bands for plastic closures, which provided the standard tamper evident mechanism for the food and non-carbonated beverage industries.

      Historically, demand for the Company’s products has been a function of population growth, increasing concerns by the public about the sanitation of packaged food and beverage products, and the continued increase in the use of plastic containers, as opposed to glass or metal, throughout the packaged food industry. For juice, dairy and bottled water markets, demand is also a function of seasonal climate variations, warm weather being responsible for increased consumption. In addition, demand is a function of general economic conditions and business cycles. See “Products” and “Product Development.”

Products

      Portola designs, manufactures and markets a wide array of tamper evident plastic closures for applications in dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products. The Company also designs, manufactures and markets (i) high speed capping equipment for use by its plastic closure customers in their bottling and packaging operations, (ii) tooling and molds used in the blowmolding industry (iii) customized bottling systems for returnable water cooler bottles which it markets primarily under the name “PortaPlant”, and (iv) blow molded bottles for use in the dairy, water, juice and industrial markets. The Company’s sales of plastic closures represented approximately 81%, 83% and 86% of total sales in fiscal years 2000, 1999 and 1998, respectively. In fiscal year 2000, the balance of the sales was for equipment (6%), bottles (12%) and other (1%).

Plastic Closures

      The Company’s plastic closures are broadly grouped into five categories: (i) small closures used to cap blow-molded plastic bottles, (ii) closures for five gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. The Company offers a wide variety of plastic closures under each of its principal product lines to satisfy specific market application and customer requirements. Most of the Company’s plastic closures offer its snap-on or snap-screw feature, designs preferred by packagers because they reduce production costs and leakage. The Company’s plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for food and non-carbonated beverage products. The Company’s plastic closures range in size from 28mm to 110mm, and conform to international packaging standards. The Company offers over 40 individual closure products. The Company also offers 32 standard colors, in addition to custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities to provide product distinction for its customers.

      The following table describes the Company’s principal plastic closure product lines.

Product Line	Description	Market Application

Small closures	Plastic closures for plastic blow-molded bottles	Milk, fruit juices, bottled water and vinegar

Five gallon closures	Plastic closures for glass and plastic returnable water cooler bottles	Water cooler bottles

Widemouth closures	Plastic closures for widemouth plastic containers	Institutional foods, including condiments, mayonnaise and salad dressing

Fitments	Recloseable plastic dispensing fitments for polyethylene-coated gable-top paperboard cartons	Orange juice, lemonade, other juice products and dairy

Push-pull dispensing closures	Dual tamper evident closures with push-pull feature	Bottled water, flavored water, sports drinks

Capping Equipment and Tooling

      The Company also designs, manufactures and markets capping equipment for use in high speed bottling, filling and packaging production lines. A substantial majority of the Company’s plastic closure customers use the Company’s capping equipment. The Company’s ability to supply capping equipment and technical assistance along with its plastic closures represents an important competitive advantage, as customers are assured that the Company’s plastic closures will be applied properly to provide leakproof seals, and that any capping problems will be resolved quickly.

      Portola Allied is engaged in the manufacture and sale of high quality tooling and molds used in the blowmolding industry.

PortaPlants

      In addition to plastic closures and capping equipment, the Company also designs, manufactures and markets customized five gallon water capping and filling systems. The Company’s most comprehensive five gallon water bottling system is its PortaPlant system. The PortaPlant and Adapta systems are compact bottle washing, filling, capping and conveying systems for glass and plastic water bottles that can, depending on size, process 225 to 3,000 bottles per hour. The PortaPlant’s modular design makes it ideal for new and small water bottling companies as well as established companies whose growth requires integrated expansion. Portola has focused its sales efforts for PortaPlants internationally as less developed countries look for improved distribution of safe and reliable drinking water.

Plastic Bottles

      In Canada and Mexico, in addition to marketing closures, the Company produces a wide variety of blowmolded plastic bottles for use in the dairy, water and juice industries. The ability to market the closures and bottles together enables the Canadian and Mexican operations to provide their customers with a complete packaging system.

      During fiscal year 1999, the Company also formed two joint ventures, one of which produces and sells five gallon PET water bottles domestically from existing Company plants and one of which produces and sells five gallon polycarbonate bottles in the European marketplace.

Product Development

      The Company continues to be committed to product development and engineering. Its research and development group and engineering staff provide a range of design and development services, focusing primarily on (i) new products and product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with the Company’s closures and its customers’ containers. Research and development expenditures for fiscal years 2000, 1999 and 1998 were $2.9 million, $2.7 million and $3.4 million, respectively.

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

      The Company’s typical product development cycle has been less than one year. However, successful introduction of a new closure product can take two to three years, principally because customers who are comfortable with their existing closure products are generally slow to switch to a new design, particularly in light of the relatively small cost of the closure component to the overall packaging unit.

Raw Materials and Production

      The principal raw material for the Company’s plastic closures is injection molding grade low density polyethylene (LDPE) resin, which generally accounts for at least 55% of the cost of all raw materials purchased for the Company’s plastic closures. The Company believes that due to its volume purchases it is able to negotiate better pricing with resin suppliers, although prices for LDPE resin can fluctuate substantially over relatively short periods of time. The Company has not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of LDPE resin. Historically, the Company has been able to pass on increases in resin prices directly to its customers. However, during the fourth quarter of fiscal year 1999, the Company experienced a rapid increase in resin costs that it was unable to immediately pass on to all customers. This trend also affected the first and second quarters of fiscal year 2000. Significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, could have a material adverse effect on the Company’s financial condition and results of operations.

      In order to produce plastic closures, the resin, which is delivered as small pebble-size pellets to large storage silos, is conveyed through a pipeline system to an injection molding machine, where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected at high pressure into a specially designed, multi-cavity mold. The principal equipment in the Company’s plants includes injection molding machines, finishing lines to print, label and insert caps with foam or foil to meet customer requirements, and automated systems for handling and processing raw materials and finished goods. The Company uses a similar, highly automated process in the production of its bottles. By automating its manufacturing operations, the Company is able to limit its direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products.

Backlog

      Production and delivery cycles for closures are very short and the Company’s backlog for closures is generally cancelable on short notice. Backlog for closures is generally two to three weeks of orders and is relatively constant from period to period. Contracts for equipment purchases generally include cancellation penalties. Due to the short production and delivery cycles for closures, the Company does not believe backlog information is a material factor in understanding its business.

Sales, Marketing and Customer Service

      The Company markets its products through its internal sales department, through domestic and international networks of sales representatives and through some distributors. Calls on customers by these internal salespersons and external representatives, along with participation at trade shows, are the primary means of customer contact. A number of the Company’s customers are large corporate clients with numerous production facilities, each of which may make its own separate purchase decisions. The Company’s most significant customers are processors and packagers of fluid milk, non-carbonated bottled water, chilled juice, other flavored drinks and condiments for wholesale and institutional use. The Company’s customer base includes over 2,500 customers. The Company’s top ten customers accounted for approximately 28% of the Company’s sales during the fiscal year ended August 31, 2000, and none accounted for more than 6% of sales during that period. Most of the Company’s customers have been doing business with the Company for more than ten years.

      Attention to customer service is a critical component of the Company’s marketing effort. The Company’s customers operate high-speed, high-volume production lines, with many handling perishable products. In order to assure that the production lines operate efficiently and avoid costly line stoppages, customers rely on the Company’s ability to provide reliable, on-time delivery of its closure products and to maintain uniform quality of those products. The Company also provides technical assistance to its customers in the form of an in-house service team that can be dispatched on short notice to solve a bottling line problem throughout the world. Several of the Company’s field service representatives have extensive blow-molding technical expertise that is especially important in resolving bottle leakage problems for customers.

International Sales and Joint Ventures

      Although the Company’s sales are primarily domestic, the Company has experienced growth in international sales. International sales increased to $76.8 million in 2000 from $70.3 million and $46.3 million in 1999 and 1998, respectively, due to bottled water companies and other non-carbonated beverage companies in Europe, the Far East, Latin America and elsewhere adopting more advanced packaging materials and techniques. For the fiscal years ended August 31, 2000, 1999, and 1998, export closure sales from the United States to unaffiliated customers were $4.9 million, $10.0 million, and $9.4 million, respectively. The Company’s export closure sales from the United States have declined, as the Company’s international subsidiaries located in the United Kingdom, Canada, Mexico and China have developed, produced, and sold more product locally. As a result of the shift to local production, sales in these regions are growing with the aid of local increased capacity.

      In the last several years, the Company has utilized joint ventures with bottle manufacturers, bottlers and distributors to gain footholds in international markets. By offering plastic closures, capping equipment and turnkey bottling systems, the Company can provide joint venture partners with a complete solution to their bottling and capping requirements. Subsidiaries in the United Kingdom, Canada, Mexico and China, now wholly-owned by Portola, each began as joint ventures. During fiscal year 1999, the Company formed a joint venture with Greiner A.G. of Austria to form Capsnap Europe Gmb.H (“CSE”), to sell five gallon water caps and to produce and sell five gallon water bottles for the European and Middle Eastern marketplaces.

Competition

      The Company competes in marketing container closures to the food and beverage industry on the basis of price, product design, product quality, reliability, on-time delivery and customer service. Among the attributes that the Company believes distinguish it from other sellers of closure systems and provide a competitive advantage are the Company’s proprietary products, the Company’s ability to provide its customers with innovative, low-cost closures and complete capping systems, the Company’s reputation for quality, reliability and service, and the Company’s automated and strategically located production facilities.

      While no single competitor offers products that compete with all of the Company’s product lines, the Company faces direct competition in each of its product lines from a number of companies, many of which have financial and other resources that are substantially greater than those of the Company. As the Company broadens its product offerings, it can expect to meet increased competition from additional competitors with entrenched positions in those product lines. The Company also faces direct competition from bottling companies and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources. In addition, the packaging industry has numerous well-capitalized competitors, and there is a risk that these companies will expand their product offerings, either through internal product development or acquisitions of the Company’s direct competitors, to compete in the niche markets that are currently served by the Company. These competitors, as well as other existing competitors, could introduce products or establish prices for their products in a manner that could adversely affect the Company’s ability to compete. Because of the Company’s product concentration, an increase in competition or any technological innovations with respect to the Company’s specific product applications, such as the introduction of lower-priced competitive products or products containing technological improvements over the Company’s products, could have a significant adverse effect on the Company’s financial condition and results of operations.

Employees

      As of August 31, 2000, the Company had 1,131 full-time employees, 20 of whom were engaged in product development, 74 in marketing, sales and customer support, 929 in manufacturing and 108 in finance and administration. The Company uses seasonal and part-time employees for training, vacation replacements and other short term requirements. None of the Company’s employees in the United States are covered by any collective bargaining agreement; approximately 35 of the employees of one of the Company’s Canadian subsidiaries are members of the Teamsters Union. The Company has never experienced a work stoppage and believes that employee relations are good.

Risk Factors

      The following risk factors, in addition to the risks described elsewhere in the description of the Company’s business in this report, including, without limitation, those described under the captions “Plastic Closure Market”, “Raw Materials and Production” and “Competition”, may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by the Company or its representatives:

Substantial Leverage; Limitations Associated with Restrictive Covenants

      At August 31, 2000, the Company had indebtedness outstanding of approximately $135 million. $110 million of this amount represented the principal amount of the senior notes issued by the Company in October 1995, which is due in 2005; $25 million of the balance remaining represented funds drawn under the Company’s $35 million revolving line of credit; the remaining amount of the indebtedness was principally comprised of foreign subsidiary loans and capital lease obligations.

      On September 29, 2000, the Company entered into a new four year senior secured revolving line of credit facility of $50 million, pursuant to an amended and restated agreement, subject to a borrowing base and covenants similar to those in the senior credit facility existing at August 31, 2000. See Note 17 to the consolidated financial statements for additional information.

      The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company’s ability to obtain financing for future working capital needs or for acquisitions or other purposes is limited and from time to time in the future may be limited; (ii) a substantial portion of the Company’s cash flow from operations will be dedicated to debt service, thereby reducing funds available for operations; (iii) certain of the Company’s borrowings, including borrowings under the Company’s credit facility, will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the substantial indebtedness and the restrictive covenants to which the Company is subject under the terms of its indebtedness may make the Company more vulnerable to economic downturns, may reduce its flexibility to respond to changing business conditions and opportunities and may limit its ability to withstand competitive pressures. The Company’s ability to make scheduled payments of the principal of and interest on, or to refinance, its indebtedness will depend upon its future operating performance and cash flows which are subject to prevailing economic conditions, market conditions in the packaging industry, prevailing interest rates and financial, competitive, business and other factors, many of which may be beyond the Company’s control.

Dependence on New Business Development and International Expansion

      The Company believes that the domestic markets for its traditional products have become relatively mature and that, in order to grow, the Company will increasingly rely on new products, such as push-pull, fitments and non-spill closures, as well as expansion into international markets. Developing new products and expanding into new markets will require a substantial investment and involve additional risks such as assessing the values, strengths, weaknesses and potential profitability of acquisition candidates. There can be no assurance that the Company’s efforts to achieve such development and expansion will be successful. There are additional risks of potential adverse effects on the Company’s operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. Moreover, as described above, the Company’s debt instruments impose significant restrictions under certain circumstances on the ability of the Company to make investments.

      The Company’s international operations are subject to certain risks associated with doing business in foreign countries, including the possibility of adverse governmental regulation, additional taxation, exchange rate fluctuations and other potential risks. There can be no assurance that the Company’s foreign operations will be successful or may require additional funding.

Consumer Complaints; Governmental Regulation

      Many of the Company’s products are used to cap food and beverage products. It is possible that some of the Company’s products, if used improperly, could cause injury to consumers of food and beverage products capped with the Company’s closures. In such event, the Company could incur substantial costs in responding to complaints or litigation related to its products, which could materially adversely affect the financial condition and operations of the Company. In addition, if any of the Company’s products were found to be defective, the Company could incur significant costs in correcting any product deficiencies, in addition to suffering the loss of revenues derived from such products. From time to time, customers have claimed that defects in their products have been due to defects in the Company’s products. To date, no such claims have been adjudicated adversely to the Company, however, the Company has had to pay amounts in settlement to avoid litigation and has incurred and may be expected to incur significant litigation costs in the future, not all of which have been or will be covered by insurance.

      The Company’s products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies with jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other food and beverage products. A change in government regulation could adversely affect the Company. There can be no assurance that federal, state or foreign authorities will not develop protocols in the future that would materially increase the Company’s costs of manufacturing certain of its products.

Limited Protection of Intellectual Property

      The Company has a number of patents covering various aspects of the design and construction of its products. The Company presently is a party to three lawsuits involving two separate companies; two of these lawsuits are challenging the validity of certain of the Company’s patented technology and the third lawsuit is a patent infringement action brought by the Company. There can be no assurance that the Company will be successful in protecting its proprietary technology from third party infringement or that the Company’s products will not be found to infringe upon the proprietary technology of others. Furthermore, patents do not ensure that competitors will not develop competing products.

      The Company now markets its products internationally, and the protection offered by the patent laws of foreign countries may be less than the protection offered by the United States patent laws. The Company also relies on trade secrets and industry knowledge to maintain its competitive position. While the Company enters into confidentiality agreements with employees and consultants who have access to proprietary information, there can be no assurance that these measures will prevent the unauthorized disclosure or use of such trade secrets and industry knowledge.

Dependence Upon Key Personnel

      The Company believes that its future success is dependent upon factors such as the knowledge, ability and experience of its personnel, new product development, product enhancements and ongoing customer service. The loss of key personnel responsible for managing the Company or for advancing its product development could adversely affect the Company’s business and financial condition.

Absence of a Public Market for the Company’s Securities

      There is no public market for the Company’s common stock, and it is not expected that one will develop. In addition, there are substantial restrictions on the ability of a holder of the Company’s common stock to transfer shares of such stock. Accordingly, it is difficult for a stockholder of the Company to divest itself of its investment in the Company. Furthermore, the Company historically has not paid dividends to its stockholders.

Inflation

      Most of the Company’s closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, the Company generally has been able to pass on increases in resin prices directly to its customers. However, during the fourth quarter of fiscal year 1999, the Company experienced a rapid increase in resin costs that it was unable to immediately pass on to all customers. This trend also affected the first and second quarters of fiscal year 2000.

Item 2. PROPERTIES

      The Company’s facilities are highly efficient due to automation and frequently scheduled maintenance throughout the plants. The Company believes that these facilities are well-maintained and in good operating condition. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. There can be no assurance, however, that unanticipated developments will not occur that would require the Company to add production facilities sooner than expected. The following table indicates the locations, functions, square footage and nature of ownership of the Company’s current facilities.

			Nature of
Location	Functions	Square Feet	Ownership(1)

San Jose, CA(2)	Executive Office/Closure Mfg./Warehouse/ Engineering/Research and Development Facility and Equipment Division	154,000	Owned

Kingsport, TN	Bottle & Closure Mfg./Warehouse	89,000	Owned

Clifton Park, NY	Bottle & Closure Mfg./Warehouse	54,000	Leased

Batavia, IL	Closure Mfg./Warehouse	78,000	Leased

New Castle, PA	Executive Office/Closure Mfg./Warehouse/Fabrication Shop	54,000	Owned

Sumter, SC	Closure Mfg./Warehouse	34,000	Owned

Chino, CA	Bottle & Closure Mfg./Warehouse	65,000	Owned

Indialantic, FL	Sales Representative Organization	1,000	Leased

Onsted, MI	Sales Representative Organization	250	Leased

Kansas City, MO	Sales Representative Organization	150	Leased

Michigan Center, MI	Tool Manufacturing	13,000	Leased

Shanghai, China	Closure Mfg./Warehouse	33,000	Leased

Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	44,000	Leased

Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	43,000	Leased

Montreal, Quebec, Canada	Bottle Mfg./Warehouse	44,000	Leased

Doncaster, South Yorkshire, England	Closure Mfg./Warehouse	62,000	Leased

Guadalajara, Mexico(3)	Bottle & Closure Mfg./Warehouse	62,000	Leased

(1)	The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: the leases for the Richmond and Edmonton, Canada facilities expired in June 2000 and are continuing on a month to month basis until the leases are negotiated.

(2)	Includes square footage of property sold on October 27, 2000. See Note 17 of the Notes to Consolidated Financial Statements.

(3)	New lease space of 60,000 square feet has been negotiated, which will replace the existing lease space in May 2001. See Note 17 of the Notes to Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS

      The Company is currently engaged in three patent infringement actions with two separate parties. In two of these actions, the other parties are seeking to have the court declare certain patents owned by the Company invalid, and these parties have also included allegations of anti-trust violations in their complaints. The third action is a patent infringement action brought by the Company, and no opposition pleadings have yet been filed. The Company believes that its patents are valid and is contesting allegations of invalidity vigorously. The Company is also subject to other legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate liability beyond amounts provided, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s equity securities are privately held and no class of voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established trading market for any class of the Company’s common equity.

      The Company has two classes of common equity, Class A Common Stock and Class B Common Stock, Series 1 and 2. Shares of Class A Common Stock are not entitled to vote. The Company’s Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

      As of October 31, 2000, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of October 31, 2000, there were approximately 178 holders of record of the 8,905,445 outstanding shares of Class B Common Stock, Series 1 and 14 holders of record of the 1,171,430 outstanding shares of Class B Common, Series 2. See Note 9 of the Notes to Consolidated Financial Statements for additional information on stock and warrants.

      The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for the development of the Company’s business. Furthermore, certain of the Company’s credit agreements, including the senior notes issued on October 2, 1995 and the new amended and restated senior revolving credit facility entered into on September 29, 2000, restrict the Company’s ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA

Selected Historical Condensed Consolidated Financial Data

      The selected historical condensed consolidated statement of operations and balance sheet data set forth in the table below for, and at the end of, each of the fiscal years in the five year period ended August 31, 2000 have been derived from, and are qualified by reference to, the consolidated financial statements of the Company. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements of the Company and the accompanying notes thereto and other financial information appearing elsewhere in this report on Form 10-K.

	Fiscal Year Ended August 31,

	2000	1999	1998	1997	1996

	(dollars in thousands except per share data)
Statement of Operations Data:

Sales	$203,031	$190,661	$176,234	$170,443	$159,462

Cost of sales	156,406	143,792	135,420	130,227	117,592

Gross profit	46,625	46,869	40,814	40,216	41,870

Selling, general and administrative	30,379	27,941	23,564	23,915	22,035

Research and development	2,922	2,717	3,425	3,349	2,156

Amortization of intangibles(a)	3,457	2,583	3,074	3,322	5,207

Write-off of intangibles(b)	—	—	—	—	7,292

Restructuring costs(c)	493	—	3,084	4,114	—

Income from operations	9,374	13,628	7,667	5,516	5,180

Other expense (income), net(d)	443	(212)	(1,132)	208	158

Interest expense, net	14,411	14,262	13,297	12,792	11,842

Amortization of debt financing costs	428	546	484	559	492

Loss before extraordinary item and income taxes	(5,908)	(968)	(4,982)	(8,043)	(7,312)

Income tax (benefit) provision	(2,165)	(352)	(571)	(632)	865

Loss before extraordinary item	(3,743)	(616)	(4,411)	(7,411)	(8,177)

Extraordinary item, net(e)	—	—	—	—	1,265

Net loss	$(3,743)	$(616)	$(4,411)	$(7,411)	$(9,442)

Net loss per common share	$(0.31)	$(0.05)	$(0.37)	$(0.63)	$(0.80)

Balance Sheet Data (at end of period):

Working capital	$18,213	$17,005	$14,662	$7,315	$21,370

Total assets	154,335	157,444	148,860	148,286	152,227

Total debt	134,848	137,095	130,708	122,172	117,913

Redeemable warrants(f)	12,630	12,222	7,959	5,675	4,560

Total common stock and other shareholders’ equity (deficit)	(30,956)	(26,017)	(21,405)	(13,049)	(3,801)

Cash Flow Data:

Net cash provided by operating activities	17,579	11,612	9,073	14,744	18,795

Net cash used in investing activities	(11,717)	(21,435)	(16,378)	(20,841)	(31,271)

Net cash (used) provided by financing activities	(4,304)	8,725	7,350	1,795	19,511

Operating and Other Data:

Closure unit volume (in millions) (unaudited)	11,939	12,236	11,447	10,800	9,606

Closure unit volume growth (unaudited)	(2.4)%	6.9%	6.0%	12.4%	13.3%

EBITDA(g)	$29,789	$31,356	$24,809	$20,349	$20,491

Adjusted EBITDA(g)	30,371	31,416	27,179	24,463	27,783

Depreciation and amortization(h)	21,284	18,060	16,494	15,600	15,961

Capital expenditures	10,943	16,604	21,436	23,101	27,194

Deficiency of earnings to fixed charges(i)	(5,908)	(968)	(4,982)	(8,043)	(9,422)

(footnotes on following page)

(a)	Includes amortization of patents and technology, licenses, goodwill, covenants not to compete and customer lists.

(b)	The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of” in the fiscal year ended August 31, 1996.

(c)	On June 22, 2000, the Company effected a reduction in work force which affected twenty-two employees. In connection with the reduction in work force, the Company recorded restructuring charges in the fourth quarter of fiscal year 2000, totaling approximately $493,000, which were primarily for employee severance costs.
In fiscal year 1998, the Company took measures to improve profitability and announced staffing reductions and the closure of its Fort Worth, Texas facility effective October 1998. The Company recorded a restructuring charge of $3.1 million in fiscal year 1998, which consisted primarily of impairment loss on intangible assets of $1.3 million, loss on property, plant and equipment and employee severance costs.
During fiscal year 1997, the Company reduced staff positions and closed the Portland, Oregon plant in February 1997 and its Bettendorf, Iowa plant in July 1997. The Company recorded a restructuring charge of $4.1 million in fiscal year 1997, which consisted primarily of employee severance, impairment loss on intangible assets and loss on property, plant and equipment.

(d)	Other expense (income) in 1998 includes gains from the sale of securities of $750,000 and fixed assets of $714,000, net of other expenses of $332,000.

(e)	Extraordinary item refers to the loss on extinguishment of certain debt, net of income tax benefit.

(f)	The redeemable warrants entitle the holders thereof to purchase an aggregate of 2,492,741 shares of the Company’s Class A common stock. A warrant to purchase 2,052,526 shares of common stock is exercisable, in whole or in part, through June 30, 2004. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company. The obligation of the Company to redeem the warrant is calculated based on the higher of current market value or an amount computed under the warrant agreement and may be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2000 and 1999, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to have the warrant redeemed, the cost to the Company is estimated to be approximately $11.6 million. If the Company does not complete an initial public offering of its common stock by August 1, 2001 (for the purpose of another warrant), the holder of the other outstanding warrant may require the Company to repurchase the warrant at the higher of current market value or an amount computed under the warrant agreement. This other warrant is presently exercisable at any time at $2.50 until its expiration on June 30, 2004.

(g)	EBITDA represents, for any relevant period, loss before income taxes, extraordinary item, cumulative effect of change in accounting principle, depreciation of property, plant, and equipment, net interest expense and amortization of intangible assets. Adjusted EBITDA represents, for any relevant period, loss before income taxes, extraordinary item, cumulative effect of change in accounting principle, write-off of intangible assets, restructuring costs, depreciation of property, plant and equipment, net interest expense, and amortization of intangible assets. In 2000, 1999 and 1998, the Company’s equity share of its unconsolidated investees’ EBITDA of approximately $469,000, $120,000 and $417,000, respectively, is included as a separate component of the Adjusted EBITDA calculation. EBITDA and Adjusted EBITDA are not intended to represent and should not be considered more meaningful than, or an alternative to, net loss, cash flow or other measures of performance in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA data are included because the Company understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt and because certain restrictive covenants in the Indenture are based on a term very similar to the Company’s Adjusted EBITDA.

(h)	Includes amortization of debt financing costs totaling approximately $428,000, $546,000, $484,000, $559,000, and $492,000 for fiscal years 2000, 1999, 1998, 1997 and 1996, respectively.

(i)	For the purpose of calculating the ratio of earnings to fixed charges, “earnings” represents loss before provision for income taxes and fixed charges. “Fixed charges” consists of interest expense, amortization of debt financing costs and the portion of lease expense which management believes is representative of the interest component of lease expense. The ratio of earnings to fixed charges for the years ended August 31, 2000, 1999, 1998, 1997 and 1996 resulted in deficiencies of $5.9, $1.0 million, $5.0 million, $8.0 million, and $9.4 million, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Portola Packaging, Inc. is a major designer, manufacturer and marketer of tamper evident plastic closures, plastic bottles and related equipment used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional foods and other non-carbonated beverage products. The Company was acquired in 1986 through a leveraged acquisition led by Jack L. Watts, the Company’s current Chairman of the Board and Chief Executive Officer.

      The Company currently has six wholly-owned operating subsidiaries: one of which is domestic, two of which are located in Canada, and the remaining three are located in the United Kingdom, Mexico and China. The two Canadian subsidiaries are Portola Packaging Canada Ltd. (located in western Canada) and Portola Packaging Ltd. (located in eastern Canada); the United Kingdom subsidiary is Portola Packaging Ltd. (U.K.); the Mexico subsidiary is Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”); and the China subsidiary is Shanghai Portola Packaging Company Limited. (“PPI China”). The Company’s sole domestic subsidiary is Portola Allied Tool, Inc., located in Michigan. In April 1997, the Company’s United Kingdom subsidiary and eastern Canadian subsidiary were converted to “restricted subsidiary” status (See Note 2 of the Notes to the Consolidated Financial Statements). In May 1999, the Company’s western Canadian subsidiary was converted to “restricted subsidiary” status. In March 1999, the Company formed a new subsidiary named Portola Allied Tool, Inc. to acquire the assets of Allied Tool, Inc., a corporation headquartered in Michigan, and elected “restricted subsidiary” status for Portola Allied Tool. In July 1999, the Company acquired the remaining interest in the Mexican joint venture in which it had held a 50% interest and elected “restricted subsidiary” status at that time. Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing the senior notes issued by the Company in October 1995 and under the terms of the Company’s senior credit facility. Although the Company elected “restricted subsidiary” status for PPI Mexico when it acquired the remaining 50% interest in July 1999, in September 2000, the Company agreed in its new amended and restated credit facility to treat PPI Mexico as an “unrestricted subsidiary” for purposes of the credit facility; PPI Mexico continues to be treated as a “restricted subsidiary” under the indenture. Unrestricted subsidiary status imposes limitations on the ability of the Company and its restricted subsidiaries to finance the operations of unrestricted subsidiaries. PPI China also is an “unrestricted subsidiary” as are other entities that are not wholly-owned by Portola.

Results of Operations

      Fiscal Year Ended August 31, 2000 Compared to Fiscal Year Ended August 31, 1999

      Sales increased $12.3 million, or 6.5%, from $190.7 million for fiscal 1999 to $203.0 million for fiscal 2000. Of the increase, $4.6 million and $1.5 million was attributable to the addition of sales from the full year consolidation of the Company’s PPI Mexico and PPI China subsidiaries, respectively. In addition, $4.1 million was attributable to increased closure sales in the United Kingdom, $1.6 million was attributable to an increase in sales from the Canadian operations (increased bottle sales of $2.5 million, net of decreased closure sales of $0.9 million), and $2.2 million was attributable to sales from Portola Allied. Also contributing to the sales increases was sales from joint ventures in the United States, totaling $3.0 million. The increases in sales in the United Kingdom and Canada resulted mainly from increased unit shipments and a shift of sales to more profitable product lines. The sales increases were partially offset by a $1.5 million decrease in domestic equipment division and $3.2 million decrease in domestic closure sales due in part to consolidation in the dairy industry and also due to transfer of capacity to international operations. The Company’s international operations continue to comprise a larger percentage of the Company’s sales volume as they increase market share.

      Gross profit decreased $0.3 million to $46.6 million for fiscal 2000, as compared to $46.9 million for fiscal 1999 and decreased slightly as a percentage of sales from 24.5% in 1999 to 23.0% in 2000. The margin decrease was primarily due to decreased margins in the domestic closures and equipment divisions, totaling $4.1 million. PPI China and Portola Allied also experienced decreased margins of $0.2 and $0.1 million, respectively. Offsetting these decreases were improved margins in Canada, the United Kingdom and Mexico of $1.3, $0.7 and $0.3 million, respectively. In addition the domestic joint ventures contributed $1.8 million gross profit. The decreases in domestic closures were in part due to an increase in resin costs associated with a worldwide increase in oil prices that, due to timing and competitive issues, the Company was unable to immediately pass on to all customers during the first and second quarters of fiscal 2000. Additionally, the decreased margins for PPI China and Portola Allied are due to the full year consolidation of these subsidiaries in fiscal 2000. The increased margins of Canada, the United Kingdom and Mexico continue to improve as these operations mature and operate more efficiently. Also, the United States joint ventures added to gross profit as these operations were new during fiscal year 1999 and 2000.

      Overall, fiscal year 2000 direct materials, labor and overhead costs represented 43.5%, 15.3% and 21.0% of sales, respectively, compared to fiscal year 1999 percentages of 40%, 16%, and 23%.

      Selling, general and administrative expense increased from $28.0 million in fiscal year 1999 to $30.4 million in fiscal 2000 and increased as a percentage of sales from 14.7% for fiscal 1999 to 15.0% for fiscal 2000. These increases are primarily due to additional expenses related the new domestic subsidiaries, international subsidiaries and joint ventures.

      Research and development expenses increased from $2.7 million and 1.4% of sales in fiscal year 1999 to $2.9 million and 1.4% of sales in fiscal year 2000. The increase in research and development expenses was primarily due to prototype expenses related to the introduction of new products.

      Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill, customer lists and covenants not to compete) totaled $3.5 million for fiscal year 2000 as compared to $2.6 million for fiscal 1999. The increase is primarily a result of goodwill amortization related to PPI Mexico, PPI China and Portola Allied.

      Due to the effect of the factors summarized above, income from operations decreased $4.2 million, or 30.9%, to $9.4 million for fiscal 2000, as compared to $13.6 million for fiscal 1999, and decreased as a percentage of sales from 7.1% in fiscal 1999 to 4.6% in fiscal 2000.

      Interest income decreased to $75,000 in fiscal year 2000 from $181,000 in fiscal year 1999 primarily due to lower levels of excess cash available for investment.

      Fiscal year 2000 interest expense remained relatively flat for fiscal 2000 at $14.5 million as compared to $14.4 million for fiscal 1999.

      Amortization of debt financing costs decreased $118,000 to $428,000 in fiscal 2000 as compared to $546,000 for the same period in fiscal 1999 due to the payoff of the Canadian term and revolver loan notes. Debt financing costs are primarily attributable to the $110 million senior notes issued in October 1995.

      Net loss increased to $3.7 million in fiscal 2000 compared to a $0.6 million loss in fiscal 1999.

      Fiscal Year Ended August 31, 1999 Compared to Fiscal Year Ended August 31, 1998

      Sales increased $14.5 million, or 8.2%, from $176.2 million for fiscal 1998 to $190.7 million for fiscal 1999. Of the increase, $7.9 million was attributable to the addition of sales from the consolidation of the Company’s Mexico operations, $5.4 million was attributable to increased closure sales in the United Kingdom, $3.6 million was attributable to an increase in sales from the Canadian operations (increased bottle sales of $1.9 million and increased closure sales of $1.7 million), and $1.6 million was attributable to sales from the Company’s Portola Allied operations. Also contributing to the sales increases was a $400,000 sales increase from the equipment division and sales from two newly operational joint ventures in China and the United States in the amounts of $600,000 and $500,0000, respectively. The increases in sales in the United Kingdom and Canada resulted mainly from increased unit shipments and a shift of sales to more profitable product lines. The sales increases were partially offset by a $5.5 million decrease in domestic closure sales due in part to consolidation in the dairy industry causing downward pressure on domestic average selling prices. The Company’s international operations continue to comprise a larger percentage of the Company’s sales volume as they increase market share.

      Gross profit increased $6.1 million, or 14.8%, to $46.9 million for fiscal 1999, as compared to $40.8 million for fiscal 1998 and increased slightly as a percentage of sales from 23.2% in 1998 to 24.5% in 1999. The margin increase was due primarily to improving margins in the United Kingdom of $2.4 million, margin improvements in domestic closures and Canada of $1.0 million and $1.5 million, respectively, and the addition of $1.8 million in gross profit from Mexico. These increases were partially offset by a $900,000 margin decrease in the equipment division resulting mainly from increased raw material costs in fiscal year 1999, a decrease in fitment applicator sales and due to fiscal 1998 margins being inflated by a one time payment received for the settlement of a pricing contract dispute with a former customer. The margin increase in domestic closures and Canada is primarily the result of improved cost control efforts and the benefits of a restructuring completed in the fall of 1998. The amount of the increase in domestic gross margin was impacted by an increase in resin costs associated with a worldwide increase in oil prices in the fourth quarter that, due to timing and competitive issues, the Company was unable to immediately pass on to all customers. The United Kingdom margins improved in fiscal year 1999 as compared to prior years resulting from a more profitable product mix and a shift from using outside subcontractors and imported caps to manufacturing more closures in their own facility. Overall, fiscal year 1999 direct materials, labor and overhead costs represented 40%, 16% and 23% of sales, respectively, which were comparable with prior years.

      Selling, general and administrative expense increased from $23.6 million in fiscal year 1998 to $28.0 million in fiscal 1999 and increased as a percentage of sales from 13.4% for fiscal 1998 to 14.7% for fiscal 1999. These increases are primarily due to additional expenses related to the China, Mexico and Sand Hill Systems operations (Sand Hill Systems having been wholly-owned by the Company at the end of fiscal year 1999, although the Company currently has approximately 10% interest in Sand Hill Systems), and to increased expenses in the United Kingdom resulting primarily from increased personnel levels. Domestically, increased bonus costs and legal expenses also contributed to the increase.

      Research and development expenses decreased from $3.4 million and 1.9% of sales in fiscal year 1998 to $2.7 million and 1.4% of sales in fiscal year 1999. The decrease in research and development expenses was primarily due to reduced expenditures for external consulting expenses and prototype costs.

      Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill, customer lists and covenants not to compete) totaled $2.6 million for fiscal year 1999 as compared to $3.1 million for fiscal 1998. The decrease is primarily a result of certain covenants not to complete of the Canadian operations becoming fully amortized at the end of fiscal year 1998 offset somewhat by increased goodwill amortization related to the purchase of the assets of Allied Tool, Inc. and the remaining interest in PPI Mexico.

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

      Interest expense increased $648,000 to $14.4 million in fiscal 1999 as compared to $13.8 million for fiscal 1998. The increase was due to increased borrowings under the Company’s line of credit to finance acquisitions and to payoff certain debt balances related to the Company’s western Canadian subsidiary and the addition of interest from PPI Mexico operations.

      Amortization of debt financing costs increased $62,000 to $546,000 in fiscal 1999 as compared to $484,000 for the same period in fiscal 1998 due to payoff of the Canadian term and revolver loan notes. Debt financing costs are primarily attributable to the $110 million senior notes issued in October 1995.

      Net loss decreased to $0.6 million in fiscal 1999 compared to a $4.4 million loss in fiscal 1998.

Liquidity and Capital Resources

      Fiscal Year Ended August 31, 2000 Compared to Fiscal Year Ended August 31, 1999

      The Company has relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. On October 2, 1995, the Company completed a $110 million senior notes offering that mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeds of the notes offering were approximately $106 million, of which $83 million was used to retire the Company’s debt then outstanding under its senior term loans, revolving credit facility and senior subordinated notes. As of August 31, 2000, the Company had cash and cash equivalents of $3.9 million, an increase from $2.4 million as of August 31, 1999.

      Cash provided by operations totaled $17.6 million and $11.6 million in fiscal years 2000 and 1999, respectively. Net cash provided by operations for both fiscal years was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital increased $1.2 million as of August 31, 2000, to $18.2 million, as compared to $17.0 million as of August 31, 1999, primarily as a result of a decrease in current portion of long-term debt, accrued liabilities and accrued compensation partially offset by an increase in accounts payable.

      Cash used in investing activities was $11.7 million in fiscal year 2000 as compared to $21.4 million in fiscal year 1999. This consisted primarily of additions to property, plant and equipment of $10.9 million and $16.6 million in fiscal years 2000 and 1999, respectively. Fiscal year 2000 also included the acquisition of the remaining interest in PPI China for $1.4 million. Fiscal year 1999 included the acquisition of the remaining interest in PPI Mexico and the acquisition of the assets of Allied Tool, Inc., for approximately $3.0 million and $2.2 million, respectively. Cash used in investing activities was reduced by $469,000 in 2000 and $945,000 in 1999 by proceeds from the sale of property, plant and equipment, primarily related to the disposition of the Company’s Fort Worth, Texas facilities in fiscal 2000 and its Bettendorf, Iowa facilities in fiscal 1999.

      At August 31, 2000, the Company had total indebtedness of $134.8 million, $110.0 million of which was attributable to the Company’s senior notes. Of the remaining indebtedness, $24.5 million was attributable to the Company’s senior credit facility and the remainder was principally comprised of capital leases. In October 1995, the Company entered into a five-year senior secured revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, plus property plant and equipment, net. This credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. On September 29, 2000, the Company entered into a new four year amended and restated senior secured revolving credit facility of $50 million for operating purposes subject to a borrowing base and covenants similar to those in the senior credit facility existing at August 31, 2000. See Note 17 of the Notes to Consolidated Financial Statements for additional information.

      At August 31, 2000, the Company had $3.9 million in cash and cash equivalents as well as unused borrowing capacity of approximately $10.5 million under the revolving credit facility. Management believes that these resources and increased resources from the new credit facility, together with anticipated cash flows from operations, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures through fiscal year 2001. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

      Fiscal Year Ended August 31, 1999 Compared to Fiscal Year Ended August 31, 1998

      Cash provided by operations totaled $11.6 million and $9.1 million in fiscal years 1999 and 1998, respectively. Net cash provided by operations for both fiscal years was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital increased $2.3 million as of August 31, 1999, to $17.0 million, as compared to $14.7 million as of August 31, 1998, primarily as a result of a decrease in the current portion of long-term debt, accrued liabilities and accrued compensation partially offset by an increase in accounts payable.

      Cash used in investing activities was $21.4 million in fiscal year 1999 as compared to $16.4 million in fiscal year 1998. This consisted primarily of additions to property, plant and equipment of $16.6 million and $21.4 million in fiscal years 1999 and 1998, respectively. Fiscal year 1999 also included the acquisition of the remaining interest in PPI Mexico and the acquisition of the assets of Portola Allied, for approximately $3.0 million and $2.2 million, respectively. Cash used in investing activities was reduced by $945,000 in 1999 and $2.4 million in 1998 by proceeds from the sale of property, plant and equipment, primarily related to the disposition of the Company’s Bettendorf, Iowa facilities in 1999 and its Portland, Oregon facilities in 1998. Cash used in investing activities in fiscal year 1998 was also reduced by $1.7 million in proceeds from the sale of marketable securities related to the Company’s investment in Suncoast, Inc.

      At August 31, 1999, the Company had total indebtedness of $137.1 million, $110 million of which was attributable to the Company’s senior notes. Of the remaining indebtedness, $26 million was attributable to the Company’s senior credit facility and the remainder was principally comprised of foreign subsidiary loans. In October 1995, the Company entered into a five-year senior secured revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, plus property plant and equipment, net. This credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends.

      At August 31, 1999, the Company had $2.4 million in cash and cash equivalents as well as unused borrowing capacity of approximately $9.1 million under the revolving credit facility.

Inflation

      Most of the Company’s closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, the Company has been able to pass on increases in resin prices directly to its customers. However, during the fourth quarter of fiscal year 1999, the Company experienced a rapid increase in resin costs that it was unable to immediately pass on to all customers. This trend also affected the first and second quarters of fiscal year 2000.

Seasonality

      The Company’s sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. In fiscal 2000, 47% of sales occurred in the first half of the year (September through February) while 53% of sales were generated in the second half (March through August). In fiscal 1999, 46% of sales occurred in the first half of the year while 54% of sales were generated in the second half.

Income Taxes

      The relationship of income tax expense to income before income taxes is affected by nondeductible goodwill arising from the Company’s acquisitions (see Note 12 of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB No. 101, which will be effective in fiscal 2001, will not have a material effect on the Company’s financial position or results of operations.

      In fiscal year 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” and SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information”. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements (Note 3). SFAS No. 131 supercedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, replacing the “industry segment” approach with the “management approach”. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of both SFAS No. 130 and SFAS No. 131 did not affect results of operations or financial position, however, SFAS No. 131 did affect the disclosure of segment information (Note 13).

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The implementation date of this standard was recently delayed by the issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and it is not effective for the Company until fiscal year 2001. Management believes that the impact of adopting this statement on the Company’s current financial statements would not be material.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page in
Form 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants	25

Consolidated Balance Sheets as of August 31, 2000 and 1999	26

Consolidated Statements of Operations for the Years Ended August 31, 2000, 1999 and 1998	27

Consolidated Statements of Cash Flows for the Years Ended August 31, 2000, 1999 and 1998	28

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended August 31, 2000, 1999 and 1998	29

Notes to Consolidated Financial Statements	31

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	71

REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Shareholders
      Portola Packaging, Inc. and Subsidiaries:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its Subsidiaries (the Company) at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

October 27, 2000

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$3,913	$2,372

Accounts receivable, net of allowance for doubtful accounts of $1,106 and $1,366, respectively	28,214	26,151

Inventories	15,913	13,363

Other current assets	1,638	799

Deferred income taxes	2,862	1,952

Total current assets	52,540	44,637

Property, plant and equipment, net	82,493	91,637

Goodwill, net of accumulated amortization of $8,541 and $5,953, respectively	13,338	15,402

Debt financing costs, net of accumulated amortization of $2,284 and $1,867, respectively	2,104	2,508

Patents, net of accumulated amortization of $5,376 and $4,992, respectively	2,041	2,417

Investment in / advances to unconsolidated affiliates, net of allowance of $2,975	586	—

Other assets, net of accumulated amortization of $3,886 and $7,391, respectively	1,233	843

Total assets	$154,335	$157,444

LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$315	$820

Accounts payable	16,683	10,063

Book overdraft	1,390	3,338

Accrued liabilities	7,651	6,139

Accrued compensation	3,364	2,138

Accrued interest	4,924	5,134

Total current liabilities	34,327	27,632

Long-term debt, less current portion	134,533	136,275

Other long term obligations	708	917

Deferred income taxes	3,069	5,295

Total liabilities	172,637	170,119

Minority interest	24	1,120

Redeemable warrants to purchase Class A Common Stock	12,630	12,222

Commitments and contingencies (Note 8)

Common stock and other shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2000 and 1999	2	2

Class B, Series 1, Common Stock of $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 8,865 shares in 2000 and 8,769 shares in 1999	8	8

Class B, Series 2, convertible Common Stock of $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in 2000 and 1999	1	1

Additional paid-in capital	8,277	8,171

Notes receivable from shareholders	(376)	(375)

Accumulated other comprehensive loss	(2,127)	(1,234)

Accumulated deficit	(36,741)	(32,590)

Total common stock and other shareholders’ equity (deficit)	(30,956)	(26,017)

Total liabilities, redeemable warrants, common stock and other shareholders’ equity (deficit)	$154,335	$157,444

      The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended August 31,

	2000	1999	1998

Sales	$203,031	$190,661	$176,234

Cost of sales	156,406	143,792	135,420

Gross profit	46,625	46,869	40,814

Selling, general and administrative	30,379	27,941	23,564

Research and development	2,922	2,717	3,425

Amortization of intangibles	3,457	2,583	3,074

Restructuring costs	493	—	3,084

	37,251	33,241	33,147

Income from operations	9,374	13,628	7,667

Other (income) expense:

Interest income	(75)	(181)	(498)

Interest expense	14,486	14,443	13,795

Amortization of debt financing costs	428	546	484

Minority interest	(118)	(97)	—

Equity losses of unconsolidated affiliates, net	469	120	417

Loss (gain) from sale of property, plant and equipment and securities	106	82	(1,464)

Other (income) expense, net	(14)	(317)	(85)

	15,282	14,596	12,649

Loss before income taxes	(5,908)	(968)	(4,982)

Income tax benefit	(2,165)	(352)	(571)

Net loss	$(3,743)	$(616)	$(4,411)

Number of shares used in computing per share amounts	12,145	11,960	11,792

Basic and diluted loss per common share	$(0.31)	$(0.05)	$(0.37)

      The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,

	2000	1999	1998

Cash flows from operating activities:

Net loss	$(3,743)	$(616)	$(4,411)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	21,284	18,060	16,494

Deferred income taxes	(3,137)	(612)	(846)

Loss (gain) on property and equipment dispositions	106	82	(714)

Gain on sale of marketable securities	—	—	(750)

Provision for doubtful accounts	352	(16)	379

Provision for excess and obsolete inventories	128	149	(115)

Provision for restructuring	493	—	3,084

Minority interest	(118)	(97)	—

Equity losses of unconsolidated affiliates, net	469	120	417

Changes in working capital:

Accounts receivable	(4,908)	(1,652)	(322)

Inventories	(2,785)	(1,310)	(1,363)

Other current assets	(855)	(996)	(795)

Accounts payable	9,650	(73)	(3,980)

Accrued liabilities and compensation	853	(1,337)	1,730

Accrued interest	(210)	(90)	265

Net cash provided by operating activities	17,579	11,612	9,073

Cash flows from investing activities:

Additions to property, plant and equipment	(10,943)	(16,604)	(21,436)

Proceeds from sale of property, plant and equipment	469	945	2,410

Payment for remaining interest in Shanghai	(1,395)	—	—

Payment for Portola Packaging Inc. Mexico acquisition	—	(3,049)	—

Payment for Allied Tool, Inc. acquisition	—	(2,204)	—

Proceeds from the sale of short term investments	—	—	1,744

Additions to intangible assets	(143)	(861)	—

(Increase) decrease in notes receivable	(15)	12	127

(Increase) decrease in other assets	310	326	777

Net cash used in investing activities	(11,717)	(21,435)	(16,378)

Cash flows from financing activities:

(Decrease) increase in book overdraft	(1,948)	3,338	—

(Repayments) borrowings under revolver, net	(1,351)	10,460	11,473

Repayments of long-term debt arrangements	(813)	(5,123)	(2,554)

Payment of loan fees	(60)	(50)	—

Issuance of common stock	106	200	313

Decrease (increase) in notes receivable from shareholders	(1)	88	(23)

Payments on covenants not to compete agreements	(233)	(167)	(682)

Repurchase of common stock	—	(21)	(1,177)

Other	(4)	—	—

Net cash provided by financing activities	(4,304)	8,725	7,350

Effect of exchange rate changes on cash	(17)	(100)	54

Increase (decrease) in cash and cash equivalents	1,541	(1,198)	99

Cash and cash equivalents at beginning of year	2,372	3,570	3,471

Cash and cash equivalents at end of year	$3,913	$2,372	$3,570

      The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share data)

	Class A		Class B

			Series 1		Series 2

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, August 31, 1997	2,135	$2	8,481	$8	1,171	$1

Repurchase of common stock			(223)

Issuance of common stock			19

Exercise of stock options			359

Increase in value of stock purchase warrants

Increase in notes receivable from shareholders

Net loss

Other comprehensive loss

Balance, August 31, 1998	2,135	2	8,636	8	1,171	1

Repurchase of common stock			(4)

Issuance of common stock			9

Exercise of stock options			128

Increase in value of stock purchase warrants

Decrease in notes receivable from shareholders

Net loss

Other comprehensive loss

Balance, August 31, 1999	2,135	2	8,769	8	1,171	1

Issuance of common stock			6

Exercise of stock options			90

Increase in value of stock purchase warrants

Increase in notes receivable from shareholders

Net loss

Other comprehensive loss

Balance, August 31, 2000	2,135	$2	8,865	$8	1,171	$1

      The accompanying notes are an integral part of these consolidated financial statements.

				Total Common
	Notes	Accumulated		Stock and
Additional	Receivable	Other		Other	Total
Paid-in	from	Comprehensive	Accumulated	Shareholders'	Comprehensive
Capital	Shareholders	Loss	Deficit	Equity (Deficit)	Loss

$8,661	$(440)	$(265)	$(21,016)	$(13,049)	$(7,498)

(1,177)				(1,177)

94				94

219				219

			(2,284)	(2,284)

	(23)			(23)

			(4,411)	(4,411)	(4,411)

		(774)		(774)	(774)

7,797	(463)	(1,039)	(27,711)	(21,405)	(5,185)

(21)				(21)

41				41

354				354

			(4,263)	(4,263)

	88			88

			(616)	(616)	(616)

		(195)		(195)	(195)

8,171	(375)	(1,234)	(32,590)	(26,017)	(811)

32				32

74				74

			(408)	(408)

	(1)			(1)

			(3,743)	(3,743)	(3,743)

		(893)		(893)	(893)

$8,277	$(376)	$(2,127)	$(36,741)	$(30,956)	$(4,636)

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Nature of Operations:

      Portola Packaging, Inc. and Subsidiaries (the “Company”) designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non-carbonated beverage products. The Company’s Canadian, Mexican and United Kingdom subsidiaries and its domestic joint venture, Sterling Containers, LLC, also design, manufacture and market a wide variety of plastic bottles for use in the dairy, water and juice industries, including 5-gallon PET and polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements.

Principles of Consolidation:

      The consolidated financial statements of the Company include the financial statements of Portola Packaging, Inc. and subsidiaries that are controlled by the Company. Investments in entities, generally joint venture companies over which Portola has significant influence, are accounted for by the equity method. All material intercompany accounts and transactions between consolidated entities have been eliminated.

Revenue Recognition:

      The Company recognizes revenue upon product shipment.

Cash Equivalents:

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment:

      Property, plant and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives. The cost of maintenance and repairs is charged to income as incurred. Leasehold improvements are amortized on a straight-line basis over their useful lives or the lease term, whichever is shorter (generally five to ten years). When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

Intangible Assets:

      Patents, licenses and covenants not-to-compete are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally three to thirteen years). During fiscal year 1999, the Company capitalized approximately $860,000 of litigation costs related to the successful defense of certain patents used in products marketed by its UK subsidiary, Portola Packaging Ltd. (U.K.). These costs are being amortized on a straight line basis over the remaining useful life of the related patents. Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions of Nepco, Portola Packaging Canada Ltd., Portola Packaging Ltd., Portola Packaging Ltd. (U.K.), Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”), Shanghai Portola Packaging Company Limited. (“PPI China”) and the assets of Allied Tool, Inc. acquired by Portola Allied Tool, Inc. (“Portola Allied”), is amortized on a straight-line basis over periods ranging from 3 to 25 years, respectively.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Financing Costs:

      Debt financing costs are amortized using the interest method over the term of the related loans.

Book Overdraft:

      Under the Company’s cash management system, checks issued but not presented to banks resulting in overdraft balances for accounting purposes are classified as “book overdrafts” in the accompanying consolidated balance sheets.

Research and Development Expenditures:

      Research and development expenditures are charged to operations as incurred.

Income Taxes:

      The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws or rates are enacted. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established where necessary to reduce deferred tax assets to the amount expected to be realized.

Concentrations of Credit Risk and Other Risks and Uncertainties:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company’s cash and cash equivalents are concentrated primarily in several United States banks. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

      The Company’s products are principally sold to entities in the food and beverage industries in the United States, Canada, the United Kingdom, Mexico, China and Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant.

      The majority of the Company’s products are molded from various plastic resins which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company.

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

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation:

      The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of common stock and other shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions for the years ended August 31, 2000, 1999, and 1998 totaled ($31,000), $165,000, and ($380,000), respectively, and are included in “Other (income) expense” in the accompanying consolidated statements of operations.

Computation of Loss Per Common Shares:

      Basic loss per share is computed as the net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share as their effect is anti-dilutive.

Carrying Value of Long-Lived Assets:

      Long-lived assets, including property, plant and equipment, goodwill and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements:

      In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB No. 101, which will be effective in fiscal 2001, will not have a material effect on its financial position or results of operations.

      In fiscal year 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” and SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information”. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements (Note 3). SFAS No. 131 supercedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, replacing the “industry segment” approach with the “management approach”. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of both SFAS No. 130 and SFAS No. 131 did not affect results of operations or financial position, however, SFAS No. 131 did affect the disclosure of segment information (Note 13).

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The implementation date of this standard was delayed by the issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and it is not effective for the Company until fiscal year 2001. Management believes that the impact of adopting this statement on the Company’s current financial statements would not be material.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments:

      Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt except for the senior notes, approximates fair value. The fair value of the senior notes is estimated to be approximately $97.1 million as of August 31, 2000 (Note 7).

Reclassifications:

      Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

2. New Business Activity:

Joint Ventures:

      During fiscal year 2000, the Company acquired a 70% interest in a newly formed limited liability company, Great Lakes Sales Associates , LLC (“GLA”). During fiscal year 1999, the Company acquired 65% interests in two newly formed limited liability companies, Associated Sales Group, LLC (“ASG”) and Leonard S. Slaughter and Associates, LLC (“LSA”). GLA, ASG and LSA are organizations that market products primarily for the Company and generate commissions based on sales made primarily to the Company’s customers.

      In April 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produces and sells five gallon PET water bottles out of two of Portola’s domestic plants. Sterling leases the bottle making machinery from Kimex and plant space and support equipment from the Company.

      In October 1998, the Company entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging Gmb.H (“CSE”), which is 50% owned by the Company. CSE currently sells closures for five gallon water bottles that are produced primarily by the Company’s United Kingdom subsidiary. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey which produces and sells five gallon water bottles for the European and Middle Eastern market places (Note 8).

Acquisitions:

      On March 22, 2000, the Company acquired the remaining 45% ownership interest in PPI China for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of plastic closures for the Asian marketplace. This transaction was accounted for as a purchase and accordingly the purchase price was allocated to the underlying assets and liabilities acquired based on the proportional change in ownership and the respective estimated fair values with the excess purchase price over the estimated fair values of $392,000 allocated to goodwill.

      On July 27, 1999, the Company completed the acquisition of the remaining interest in PPI Mexico for a purchase price of $3.0 million. PPI Mexico is engaged in the manufacture and distribution of plastic water bottles and plastic closures. This transaction was accounted for as a purchase and accordingly the purchase price was allocated to the underlying assets and liabilities acquired based on the proportional change in ownership and the respective estimated fair values with the excess purchase price over the estimated fair values of $4.0 million allocated to goodwill.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On March 31, 1999, the Company’s wholly-owned subsidiary, Portola Allied purchased certain operating and intangible assets and paid off certain liabilities of Allied Tool, Inc. for a total purchase price of $2.2 million. Portola Allied is located in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry. The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities based on their respective estimated fair values with the excess purchase price over the estimated fair values of $441,000 allocated to goodwill.

      On the basis of a proforma consolidation of the results of operations as if the acquisitions had occurred at the beginning of the applicable fiscal years, proforma revenues and proforma net loss would not have been materially different from the reported amounts.

Other:

      In January 1999, a wholly owned subsidiary of the Company, Sand Hill Systems, Inc. (“SHS”), commenced operations. SHS’s purpose is to develop technology that facilitates internet based commerce between businesses. The Company’s direct interest in SHS was approximately 10% as of August 31, 2000 (Note 14).

      In February 2000, the Company incorporated an e-commerce company, Buyerlink Networks, Inc. (“BNI”). Effective as of July 2000, the assets of the e-commerce company were sold to SHS in exchange for an unsecured promissory note of $1.5 million (Note 14).

3. Other Comprehensive Loss:

      Other comprehensive loss is as follows:

	2000	1999	1998

Change in net unrealized loss on marketable securities	$—	$—	$92

Cumulative translation adjustment	(893)	(195)	(866)

Other comprehensive loss	$(893)	$(195)	$(774)

4. Restructuring:

      In fiscal year 1998, the Company took measures to improve profitability and announced staffing reductions and the closure of its Fort Worth, Texas facility effective October 1998. The Company recorded a restructuring charge of $3.1 million in fiscal year 1998, which consisted primarily of impairment loss on intangible assets of $1.3 million, loss on property, plant and equipment and employee severance costs.

      On June 22, 2000, the Company effected a reduction in work force which affected twenty-two employees. In connection with the reduction in work force, the Company recorded restructuring charges in its fourth quarter of fiscal year 2000 totaling approximately $493,000, which were primarily for employee severance costs.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories (in thousands):

	August 31,

	2000	1999

Raw materials	$8,577	$7,300

Work in process	2,614	1,145

Finished goods	4,722	4,918

	$15,913	$13,363

6. Property, Plant and Equipment (in thousands):

	August 31,

	2000	1999

Assets (asset lives in years):

Buildings and land (35)	$21,096	$22,124

Machinery and equipment (3-15)	136,096	133,109

Leasehold improvements (10-35)	5,973	5,168

	163,165	160,401

Less accumulated depreciation	(80,672)	(68,764)

	$82,493	$91,637

      Depreciation charged to operations was $17.4, $15.0 and $12.9 million for the years ended August 31, 2000, 1999 and 1998, respectively.

7. Debt:

      Current Portion of Long-Term Debt (in thousands):

	August 31,

	2000	1999

United Kingdom Term Loan Note	$—	$380

Canadian Regional Development Loan	54	54

Mexican Equipment Note	91	139

Capital Lease Obligations	170	247

	$315	$820

Long-Term Debt (in thousands):

	August 31,

	2000	1999

Senior Notes	$110,000	$110,000

Senior Revolving Credit Facility	24,499	25,910

Canadian Regional Development Loan	—	54

Mexican Equipment Note	—	42

Capital Lease Obligations	14	215

Other	20	54

	$134,533	$136,275

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes:

      On October 2, 1995, the Company completed an offering of $110 million of senior notes that mature on October 1, 2005 and bear interest at 10.75%. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

Senior Revolving Credit Facility:

      Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million, subject to a borrowing base of eligible receivables, inventory, and net property, plant and equipment, which served as collateral for the line. The credit facility, which expired on September 30, 2000, contained covenants and provisions that restricted, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee was payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable was based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.25%. At August 31, 2000, the LIBOR loan rate plus 2.25% was applied to the first $24.3 million outstanding under the facility and the Bank Prime Loan rate plus 1.25% was applied to the balance. At August 31, 2000, the Bank Prime Loan rate and the LIBOR loan rate were 9.50% and 6.625%, respectively.

      On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50 million for operating purposes subject to a borrowing base and covenants similar to those in the senior credit facility existing at August 31, 2000 (Note 7). An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. Interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.50%. This new credit facility expires on August 31, 2004.

Canadian Regional Developmental Loan:

      On September 1, 1996, Portola Packaging Ltd. assumed a $215,800 development loan from the Federal Office of Regional Development in conjunction with the acquisition of Rapid Plast. The note is non-interest bearing and is payable in eight semi-annual equal payments of $26,975 through August 2001.

Mexico Equipment Note:

      On September 25, 1998, PPI Mexico entered into a $321,000 note agreement related to the purchase of plant machinery. The note provides for quarterly principal and interest payments of $27,000 through September 25, 2002. The equipment note bears interest at 10.5% per annum.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations:

      The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations (in thousands):

	August 31,

	2000	1999

Equipment	$1,404	$1,101

Less accumulated depreciation	(511)	(334)

	$893	$767

Aggregate Maturities of Long-Term Debt:

      The aggregate maturities of long-term debt as of August 31, 2000 are as follows (in thousands):

Fiscal Years	Total

2001	$315

2002	34

2003	—

2004	24,499

2005	—

Thereafter	110,000

$134,848

8. Commitments and Contingencies:

Legal:

      The Company is currently engaged in three patent infringement actions with two separate parties. In two of these actions, the other parties are seeking to have the court declare certain patents owned by the Company invalid, and these parties have also included allegations of anti-trust violations in their complaints. The third action is a patent infringement action brought by the Company, and no opposition pleadings have yet been filed. The Company believes that its patents are valid and is contesting allegations of invalidity vigorously. The Company is also subject to other legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

Commitments and Contingencies:

      The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At August 31, 2000, future minimum rental commitments under agreements with terms in excess of twelve months were as follows (in thousands):

Fiscal Years Ended August 31,

2001	$1,342

2002	1,131

2003	1,025

2004	1,002

2005	872

Thereafter	6,207

$11,579

      Base rent expense for the years ended August 31, 2000, 1999 and 1998 totaled $2.5 million, $2.2 million and $1.7 million, respectively.

      The Allied Tool, Inc., assets acquisition agreement, dated March 31, 1999, provides for contingent consideration of up to a maximum of $700,000 to be paid over three years based on the achievement of future sales growth targets, as measured on the anniversary date of the acquisition. As of August 31, 2000, no contingent consideration had been earned.

      The Company has guaranteed $253,462 of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek (Note 2). The Company has also guaranteed a loan of $314,335 for the purchase of machinery for the Company’s United Kingdom facility related to the expansion of CSE’s operations. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2000.

      In November 2000, the Company guaranteed $595,000 for a ten year lease for expansion of its Mexican operations. The lease commences in May 2000 (Note 17).

9. Redeemable Warrants:

      The Company has outstanding two warrants to purchase an aggregate of 2,492,741 shares of its Class A Common Stock which are held by certain shareholders and senior lenders of the Company. A warrant to purchase 2,052,526 shares of common stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain anti-dilution provisions. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company. The obligation of the Company to redeem the warrant may be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2000 and 1999, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $11.6 million at August 31, 2000 and 1999, based on the fair value per share of the Company’s common stock. After December 31, 2001, the Company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company’s common stock or an amount computed under an earnings formula in the warrant agreement.

      A second warrant to purchase 440,215 shares of Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2004. After August 1, 2001, if the Company has not completed an initial public offering of its common stock, the holder may require the Company to purchase its warrant at a price equal to the higher of the current fair value price per share of the Company’s common stock or the net book value per share, as computed under a valuation formula set forth in the warrant. The purchase obligation may be suspended under certain circumstances, as specified in the Company’s senior credit agreements. On or after August 1, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company’s common stock or the net book value per share. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate an estimated value per share.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Generally accepted accounting principles require that an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant be accreted over the period of the warrant. At August 31, 2000, the estimated redemption value of the warrants exceeded their carrying value. The difference is being charged to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. Charges to accumulated deficit related to the warrants amounted to $0.4 million, $4.3 million and $2.3 million during the years ended August 31, 2000, 1999 and 1998, respectively. At August 31, 2000, 1999 and 1998, the accretion was determined using the fair market value of the common stock.

10. Shareholders’ Equity (Deficit):

Class A and B Common Stock:

      The Company has authorized 5,203,000 shares of Class A Common Stock, of which 2,492,741 shares are reserved for the warrants described in Note 9. Class A common shareholders are not entitled to elect members of the Board of Directors. In the event of an aggregate public offering exceeding $10 million, the Class A and Class B, Series 2 Common Stock is automatically converted into Class B, Series 1 Common Stock, based on a one to one ratio. The Class B common shareholders have the right to elect members of the Board of Directors, with the holders of Series 1 having one vote per share, and the holders of Series 2 having a number of votes equal to the number of shares into which the Series 2 shares are convertible into Series 1 shares.

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

Stock Option Plan:

      At August 31, 2000, the Company had reserved 2,866,200 and 3,500,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1988 and 1994 stock option plans, respectively. Under both plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s stock at the date of grant for non-statutory options and not less than 100% of the fair market value of the Company’s stock at the date of grant for incentive options.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Aggregate option activity is as follows (in thousands, except per share data):

		Options Outstanding

	Available		Weighted
	for	Number of	Average
	Grant	Shares	Exercise Price

Balances, August 31, 1997	1,278	1,814	$2.78

Granted	(764)	764	$5.29

Exercised	—	(359)	$0.61

Canceled	234	(234)	$2.85

Balances, August 31, 1998	748	1,985	$4.14

Granted	(995)	995	$5.28

Reservation of shares	1,500	—	—

Exercised	—	(128)	$1.23

Canceled	326	(326)	$5.21

Balances, August 31, 1999	1,579	2,526	$4.64
Granted	(649)	649	$6.28

Exercised	—	(90)	$0.83

Canceled	440	(440)	$5.21

Balances, August 31, 2000	1,370	2,645	$5.07

      At August 31, 2000, 1999 and 1998, vested options to purchase approximately 1.2 million, 1.0 million, and 0.8 million shares, respectively, were unexercised.

      During fiscal year 1998, eight employees of the Company, including three executive officers exercised an aggregate of 359,000 stock options at an exercise price of $0.61 per share under the Company’s 1988 Stock Option Plan. These three officers exercised 40,000, 55,000 and 40,000 option shares, respectively.

      The following table summarizes information about fixed stock options outstanding at August 31, 2000 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$0.61 - $1.75	95	0.72	$1.75	95	$1.75

$2.50 - $3.75	180	2.87	$2.85	180	$2.85

$4.00 - $5.78	1,776	7.45	$5.07	968	$4.93

$6.25 - $6.88	594	9.45	$6.30	—	—

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company has adopted the disclosure-only provisions of the SFAS No. 123, “Accounting for Stock-based Compensation”. Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows (in thousands):

	2000	1999	1998

Net loss as reported	$(3,743)	$(616)	$(4,411)

Net loss — proforma	$(4,089)	$(875)	$(4,665)

Net loss per share as reported	$(0.31)	$(0.05)	$(0.37)

Net loss per share — proforma	$(0.34)	$(0.07)	$(0.40)

      These results are not likely to be representative of the effects on reported net income (loss) for future years.

      The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998:

		2000	1999	1998

o	Risk-free Interest Rate	6.45%	5.04%	5.62%
o	Expected Life	5 years	5 years	5 years

o	Volatility	n/a	n/a	n/a

o	Dividend Yield	—	—	—

      The weighted average fair value per share of those options granted in 2000, 1999 and 1998 was $4.52, $4.13 and $4.02, respectively.

11. Employee Benefit Plans:

      The Company maintains a defined contribution plan which covers all full-time domestic employees of the Company who are age twenty-one or older, have completed one year of service and are not covered by a collective bargaining agreement. Employer contributions are made at the discretion of the Board of Directors and amounted to approximately $369,000, $96,000 and $117,000 for the years ended August 31 2000, 1999 and 1998, respectively.

      In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the ESPP) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25,000 in any calendar year. The participant’s purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period. The ESPP shall continue until terminated by the Board of Directors, until all of the shares reserved for issuance under the ESPP have been issued or until January 1, 2007, whichever shall first occur. Shares purchased under the ESPP are issued by the Company once a year, at calendar year end. In fiscal years 2000, 1999 and 1998, 6,001, 9,153 and 13,203 shares were issued to employees under the ESPP at a purchase price of $31,880, $40,822 and $58,885 respectively, bringing the total shares issued under the ESPP to 28,357 for an aggregate purchase price of $131,587 as of August 31, 2000. The Company has not recognized compensation expense related to ESPP during fiscal years 2000, 1999, and 1998.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes:

      Income tax benefit for the three years ended August 31, consisted of the following (in thousands):

	August 31,

	2000	1999	1998

Current:

Federal	$—	$(78)	$237

State	—	32	38

Foreign	972	306	—

	972	260	275

Deferred:

Federal	(2,176)	(128)	(737)

State	(133)	(28)	(109)

Foreign	(828)	(456)	—

	(3,137)	(612)	(846)

	$(2,165)	$(352)	$(571)

      A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

	Year Ended August 31,

	2000	1999	1998

Federal statutory rate (benefit)	(34.0)%	(34.0)%	(34.0)%

State taxes	(2.2)	(4.8)	(4.0)

Nondeductible amortization	6.2	45.1	19.0

Nondeductible business meals and entertainment	1.5	8.8	2.0

Change in valuation allowance	(6.4)	(54.8)	3.0

Other	(1.8)	3.7	3.0

Effective income tax rate	(36.7)%	(36.0)%	(11.0)%

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of the net deferred tax liabilities are as follows (in thousands):

	August 31,

	2000	1999

Deferred tax assets:

Federal credits	$175	$235

Accounts receivable	187	303

Inventories	184	131

Intangible assets	915	769

Net operating loss — foreign	1,578	1,266

Net operating loss — domestic	3,712	306

Accrued liabilities and other	1,496	1,734

Total gross assets	8,247	4,744

Less: valuation allowance	(367)	(884)

Total assets	7,880	3,860

Deferred tax liabilities:

Property, plant and equipment	8,087	7,203

Total liabilities	8,087	7,203

Net deferred tax liabilities	$207	$3,343

13. Segment Information:

      In fiscal year 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Prior period amounts were restated in accordance with the requirements of the new standard.

      The Company’s reportable operating businesses are organized primarily by geographic region. The United States, the United Kingdom and China segments offer the Company’s principal closure product lines, and the Company’s Canada and Mexico segments offer both closure and bottle product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. A description of operating segments for the Company can be found in Notes 1 and 2. The accounting policies of the segments are the same as those policies described in Note 1.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The table below presents information about reported segments for the years ended August 31, (in thousands):

	2000	1999	1998

Revenues

United States	$121,764	$123,618	$129,172

Canada	25,287	23,704	20,138

United Kingdom	26,275	22,139	16,767

Mexico	12,489	7,860	—

China	2,138	625	—

Other	15,078	12,715	10,157

Total Consolidated	$203,031	$190,661	$176,234

Adjusted EBITDA

United States	$30,585	$32,499	$32,284

Canada	4,454	3,034	1,257

United Kingdom	5,421	4,358	2,870

Mexico	1,159	(464)	—

China	224	1,300	—

Other	(11,472)	(9,311)	(9,232)

Total Consolidated	$30,371	$31,416	$27,179

      Intersegment revenues of $7.0 million, $6.9 million and $5.8 million have been eliminated from the segment totals presented above for fiscal years 2000, 1999 and 1998, respectively. Foreign revenue is determined based on the country where the sale originates.

      The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes, for the years ended August 31, (in thousands):

	2000	1999	1998

Total Adjusted EBITDA — for reportable segments	$30,371	$31,416	$27,179

Depreciation and amortization	(21,284)	(18,060)	(16,494)

Interest expense, net	(14,411)	(14,262)	(13,297)

Restructuring costs	(493)	—	(3,084)

Gain (loss) from sale of property, plant and equipment	(106)	(82)	714

Gain from sale of securities	—	—	750

Other	15	20	(750)

Consolidated loss before income taxes	$(5,908)	$(968)	$(4,982)

      The table below presents revenues by product line for the years ending August 31, (in thousands):

	Closures	Bottles	Equipment	Other	Total

2000	$164,052	$24,404	$13,155	$1,420	$203,031

1999	157,538	19,589	12,542	992	190,661

1998	150,712	14,208	10,624	690	176,234

      During fiscal years 2000, 1999 and 1998, none of the Company’s customers accounted for more than 6% of total sales.

      The following is a breakdown of sales and long-lived assets by geographic region as of and for the years ended August 31, (in thousands):

	United
	States	Foreign	Total

Sales

2000	$136,842	$66,189	$203,031

1999	136,332	54,329	190,661

1998	139,329	36,905	176,234

Long-lived assets

2000	$73,265	$28,530	$101,795

1999	79,534	33,273	112,807

1998	86,916	20,355	107,271

14. Related Party Transactions:

      On July 1, 1999, the Company entered into an agreement with SHS to provide a total of $3.5 million in support services to SHS, then a wholly owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark-up of the cost of the services rendered. The Company received a promissory note for $3.5 million from SHS, which bears interest at a rate equal to the base rate used in the Company’s senior revolving credit facility less one-half of one percent. In September 1999, the note was assumed by a company controlled by the Chief Executive Officer of the Company in exchange for an ownership interest in SHS. All outstanding principal and interest

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts due on the note are payable in full on the earlier date of July 1, 2003, or the occurrence of one of the following events: nine months after a public offering equal to or exceeding $20 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the note. As of August 31, 2000, the Company had not received any payments related to the note, and as such, the $1.5 million profit from the mark-up of the cost of the services rendered was not recognized in fiscal year 2000 or fiscal year 1999. In September 1999, the Company’s interest in SHS was reduced from 100% to less than 25% and the Company began accounting for its investment in SHS under the equity method. Equity losses recognized by the Company were approximately $476,000 in fiscal year 2000. At August 31, 2000, the Company’s ownership interest in SHS had decreased to approximately 10%. The Company’s net investment balance in SHS at August 31, 2000, including the unreserved portion of the note receivable, amounted to $586,000 and is included on the balance sheet as an investment in/advance to an unconsolidated affiliate.

      Effective July 1, 2000, the Company sold the assets of a wholly-owned e-commerce subsidiary, BNI, to SHS in exchange for a non-interest bearing, unsecured promissory note for $1.5 million. The outstanding principal amount is due and payable on November 1, 2005, or upon the occurrence of one of the following events: a public offering equal to or exceeding $20 million in aggregate of SHS; the sale of all or substantially all of the assets of SHS; or an event of default under the promissory note. As of August 31, 2000, the Company had not received any payments related to the note and has fully reserved the balance of $1.5 million.

      During fiscal 1999, an investment partnership, of which a general partner is also a Director of the Company, and another Director of the Company, exercised options granted under the Company’s 1988 Stock Option Plan (the “1988 Plan”) to purchase 29,984 and 16,050 shares, respectively, of the Company’s Class B common stock, Series 1, at an exercise price of $1.00 per share. In addition, four principals of The Breckenridge Group, Inc., of which a director is a principal, exercised options granted under the Company’s 1988 Plan to purchase an aggregate of 41,976 shares, at an exercise price of $1.00 per share. During fiscal years 2000 and 1998, no directors or their related parties exercised options under either plan.

      Options may be granted under the 1994 Stock Option Plan (“1994 Plan”) to officers, key employees, directors and independent contractors of the Company, or any subsidiary of the Company. On November 3, 1999, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Three directors and Chase Manhattan Capital Corporation, an affiliate of a director, each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of six dollars and twenty-five cents ($6.25) per share. The Chief Executive Officer received an option to purchase 50,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.875. On November 17, 1998, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of 1994 Plan. Two directors, one investment partnership, of which a general partner is also a director of the Company, and Chase Manhattan Capital Corporation, an affiliate of a director, each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $5.775. On November 10, 1997, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Three directors, one investment partnership, of which a general partner is also a director of the Company, and Chase Manhattan Capital Corporation, an affiliate of a director, each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $5.775. The non-qualified stock options for fiscal years 2000, 1999 and 1998 which were granted to such directors will expire ten (10) years from the date of grant and will vest twenty percent (20%) one year after the vesting start date and five percent (5%) for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In addition to a base salary of $12,000, the Company paid $181,000, $238,000 and $253,000 for the years ended August 31, 2000, 1999 and 1998, respectively, to the Company’s Vice President and General Counsel for legal services rendered.

      The Company incurred $181,000, $442,000 and $249,000, in the years ended August 31, 2000, 1999 and 1998, respectively, to a law firm for legal services rendered. A general partner of the aforementioned firm is also a director and secretary of the Company.

      The Company incurred $41,800 for the years ended August 31, 2000, 1999 and 1998 to a corporation for management fees. The sole shareholder of the aforementioned corporation is also an officer, a director and significant shareholder of the Company.

      The Company had a note receivable from an officer and director at an interest rate of 6%. As of August 31, 2000, 1999 and 1998, the balance due from the officer, including accrued and unpaid interest, amounted to $370,000, $367,000 and $463,000, respectively.

      The Company had trade receivables due from its non-consolidated affiliated companies, which amounted to $902,000, $734,000 and $729,000 as of August 31, 2000, 1999 and 1998, respectively.

15. Supplemental Cash Flow Disclosures:

      The Company paid $771,000, $156,000 and $48,000 in income taxes during the years ended August 31, 2000, 1999 and 1998, respectively.

      The Company paid $14.7 million, $14.3 million and $13.1 million in interest during the years ended August 31, 2000, 1999 and 1998, respectively.

      During fiscal years 2000, 1999 and 1998, the Company acquired $395,000, $301,000 and $328,000, respectively, of equipment under capital lease.

      During fiscal year 1999, the Company converted $1.5 million of debt to equity in PPI Mexico.

16. Subsidiaries:

      Under the terms of the indenture governing the senior notes and the Company’s senior revolving credit facility (Note 17), the Company must designate subsidiaries as restricted or unrestricted subsidiaries. Included in the indenture and the senior credit facility are formulas required to be met prior to reclassification of a subsidiary from unrestricted subsidiary status to restricted subsidiary status. Unrestricted subsidiaries do not guarantee the senior notes under the indenture and are allowed to borrow money from third parties, but there are restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Restricted subsidiaries guarantee the senior notes under the indenture and have some restrictions on borrowing money, but there are fewer restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Portola Allied and Portola Packaging Holding B.V. were designated restricted subsidiaries in connection with their formation during fiscal year 1999; Portola Packaging Canada Ltd. was converted from unrestricted subsidiary to restricted subsidiary status in connection with the repayment in May 1999 of all amounts due to a Canadian bank; PPI Mexico was designated a restricted subsidiary in connection with the purchase by the Company in July 1999 of the remaining 50% interest in PPI Mexico. (PPI Mexico is now being operated as an unrestricted subsidiary pursuant to the Company’s new amended and restated senior credit agreement entered into in September 2000.) The following joint venture and subsidiary were designated as unrestricted subsidiaries in fiscal year 2000: GLA and BNI (Notes 2 and 14). The following joint ventures and subsidiaries were designated as unrestricted subsidiaries in fiscal year 1999: PPI China, ASG, LSA and SHS (Notes 2 and 14). Portola Packaging Ltd. (eastern Canada) and Portola Packaging Ltd. (U.K.) have been restricted subsidiaries since fiscal year 1997 when they were converted from unrestricted subsidiaries to restricted subsidiaries.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The table below provides consolidating financial information for the years ended August 31, 2000, 1999 and 1998 (in thousands):

		Parent	Restricted		Unrestricted		Total
		Company	Subsidiaries	Subtotal	Subsidiaries	Eliminations	Consolidated

Statement of

Operations data:

Sales	2000	$136,101	$67,809	$203,910	$6,126	$(7,005)	$203,031

	1999	140,697	36,718	177,415	20,142	(6,896)	190,661

	1998	145,098	24,194	169,292	12,711	(5,769)	176,234

Gross profit	2000	35,362	10,572	45,934	2,102	(1,411)	46,625

	1999	38,010	5,271	43,281	3,588	—	46,869

	1998	38,094	1,538	39,632	1,182	—	40,814

Income (loss)	2000	7,637	3,173	10,810	(1,436)	—	9,374

from operations	1999	11,413	1,563	12,976	652	—	13,628

	1998	7,745	143	7,888	(221)	—	7,667

Balance sheet data:

Cash and cash	2000	367	2,120	2,487	1,426	—	3,913

equivalents	1999	—	1,947	1,947	425	—	2,372

Current assets	2000	30,078	20,785	50,863	3,142	(1,465)	52,540

	1999	31,215	18,124	49,339	2,141	(6,843)	44,637

Total assets	2000	123,611	49,290	172,901	6,303	(24,869)	154,335

	1999	130,034	45,273	175,307	11,944	(29,807)	157,444

Current liabilities	2000	(5,569)	36,766	31,197	4,595	(1,465)	34,327

	1999	(6,304)	38,136	31,832	2,643	(6,843)	27,632

Total liabilities	2000	132,079	37,409	169,488	4,614	(1,465)	172,637

	1999	134,949	39,316	174,265	5,134	(9,280)	170,119

Cash flow data:

Operating activities	2000	10,241	4,387	14,628	1,003	1,948	17,579

	1999	(178)	4,943	4,765	6,847	—	11,612

	1998	1,044	6,780	7,824	1,249	—	9,073

Investing activities	2000	(8,567)	(3,221)	(11,788)	71	—	(11,717)

	1999	(13,534)	(5,089)	(18,623)	(2,812)	—	(21,435)

	1998	(10,643)	(5,896)	(16,539)	161	—	(16,378)

Financing activities	2000	(1,307)	(976)	(2,283)	(72)	(1,949)	(4,304)

	1999	11,335	(10)	11,325	(2,600)	—	8,725

	1998	9,447	(477)	8,970	(1,620)	—	7,350

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events:

      On September 29, 2000, the Company entered into a new four year amended and restated senior revolving line of credit facility of $50 million, subject to a borrowing base and covenants similar to those its prior revolving credit facility (Note 7).

      On June 22, 2000, the Company effected a reduction in work force which affected twenty-two employees. In connection with the reduction in work force, the Company recorded restructuring charges in its fourth quarter of fiscal year 2000 totaling approximately $493,000, which were primarily for employee severance costs. During September 2000, the Company announced and began implementing a plan to restructure its San Jose, California equipment division and the New Castle, Pennsylvania plastic closure manufacturing plant. The plan calls for relocation of the equipment division to the New Castle, Pennsylvania closure manufacturing facility and the subsequent shut down of closure manufacturing in that facility. The closure manufacturing operations currently conducted in the New Castle plant will be relocated to existing plants in South Carolina, Tennessee and Illinois.

      On October 27, 2000, the Company sold a vacant building located in San Jose, California for the amount of $1,950,000.

      In November 2000, the Company entered into a ten year lease, commencing in May 2001. The operations will relocate to the new building in the third quarter of fiscal year. The Company guaranteed approximately $595,000 relating to the lease.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The current directors and executive officers of the Company are as follows:

		Years with
Name	Age	Company	Position

Jack L. Watts	52	14	Chairman of the Board and Chief Executive Officer

James A. Taylor	54	2	President and Chief Operating Officer

Dennis L. Berg	51	1	Vice President, Finance, Chief Financial Officer

Laurie D. Bassin	51	14	Vice President, Corporate Development

Frederick K. Janz	50	5	Vice President, International Group

Donald C. Kirk, Jr.	52	0	Vice President, Sales and Global Marketing

E. Scott Merritt	45	5	Vice President, U.S. Closures and Equipment

Themistocles G. Michos	68	4	Vice President and General Counsel

Christopher C. Behrens	39	6	Director

Jeffrey Pfeffer, Ph.D.(1)	54	4	Director

Timothy Tomlinson(1)(2)	50	14	Secretary and Director

Larry C. Williams(1)(2)	51	11	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

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

      Mr. Berg has been Vice President and Chief Financial Officer of the Company since July 1999. He joined the Company in February 1999 as Vice President, Finance. From February 1988 to February 1999, he was employed by Seagate Technology, Inc., an international manufacturer and distributor of computer disk drives. During his tenure at Seagate, Mr. Berg held many financial management positions including Director of Worldwide Internal Audit, Controller of Heppenhiem, Germany and Omaha, Nebraska manufacturing plants, Senior Director of Corporate Accounting and External Reporting, and most recently as Senior Director of Financial Planning and Analysis.

      Ms. Bassin has been Vice President, Corporate Development of the Company since February 1993. From August 1986 to February 1993, she was Director of Marketing of the Company. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

      Mr. Janz has been Vice President, International Group of the Company since June 2000. He joined the Company in April 1995 as Vice President of Nepco and was in charge of all manufacturing, purchasing and quality control. In 1997, Mr. Janz assumed greater responsibilities when the Nepco and CapSnap manufacturing groups were combined and was responsible for USA manufacturing. In 1998, Mr. Janz was assigned to the international division as President, PPI Canada and started up the Pacific Rim sales and manufacturing operations. In 1999, Mr. Janz also was assigned the Portola Latin America oversight. Prior to 1995, Mr. Janz was Vice President of the CMS Materials division of CMS Gilbreth, a leading supplier of decorated plastic packaging and application equipment. Mr. Janz also held several positions in Owens Illinois and Johnson Controls as Operations manager and Regional manufacturing manager.

      Mr. Kirk has been Vice President, Sales and Global Marketing of the Company since June 2000. From June 1994 to May 2000, he was General Manager at Precision Valve Corporation (“PVC”), an international manufacturer of plastic packaging and aerosol valves. Prior to joining PVC, he had been Vice President Product and Market Development from May 1989 through June 1994 with CMS Gilbreth, a leading supplier of decorated plastic packaging and application equipment. Mr. Kirk was Technical Director at Ethyl Corporation and Vice President of Sales and Marketing at Courtauld’s Packaging Group, both companies are engaged in plastic packaging products.

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

      Dr. Pfeffer has been a director of the Company since May 1996. He has been a professor in the Graduate School of Business at Stanford University since 1979, except for the 1981-1982 academic year, when he served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at the Harvard Business School, and currently holds the Thomas D. Dee II Professor of Organizational Behavior chair. Dr. Pfeffer is a director of SonoSite, a publicly traded company, and Audible Magic, a privately held company.

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

      Each director listed above was elected at the Company’s Annual Meeting of Shareholders held in February 2000 and will serve until his successor has been elected and qualified or until his earlier resignation or removal.

Compliance Under Section 16(a) of the Securities Exchange Act of 1934

      The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no persons are presently required to file reports with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

      The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended August 31, 2000, 1999 and 1998 by the Company’s Chief Executive Officer and the Company’s five other most highly compensated executive officers during fiscal 2000, 1999, and 1998 (together, the “Named Officers”).

Summary Compensation Table

				Long-Term
				Compensation Awards
	Annual Compensation				Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options	Compensation(3)

Jack L. Watts	2000	$325,000	$84,000	$41,800	50,000	$42,000

Chairman of the Board and	1999	299,998	—	41,800	50,000	104,750

Chief Executive Officer	1998	299,988	150,000	41,800	50,000	—

James A. Taylor	2000	234,999	69,300	—	100,000	—

President and Chief Operating	1999	200,000	—	—	187,500	—

Officer(4)	1998	15,385	60,000	—	—	—

E. Scott Merritt	2000	162,892	21,000	—	27,500	—

Vice President, U.S. Closures	1999	151,299	—	—	27,500	—

and Equipment	1998	150,330	30,000	—	30,000	—

Frederick K. Janz	2000	152,035	21,000	—	27,500	—

Vice President, International	1999	157,815	—	—	28,000	—

Group	1998	—	22,500	—	5,000	—

Dennis L. Berg	2000	147,693	16,800	—	20,000	—

Vice President, Finance	1999	72,692	—	—	40,000	—

Chief Financial Officer(5)	1998	—	—	—	—	—

Laurie D. Bassin	2000	147,500	18,900	—	11,000	—

Vice President, Corporate	1999	147,500	—	—	19,250	—

Development	1998	139,235	33,750	—	32,821	—

(1)	With respect to each fiscal year, bonuses accrued each year are for services rendered during the fiscal year, but are paid in the following fiscal year. There were no bonuses for fiscal year 1999. With respect to fiscal years 2000 and 1998, all bonuses relate to profit sharing distributions, except for $25,000 related to a signing bonus for Mr. Taylor during fiscal year 1998.

(2)	With respect to each fiscal year, other annual compensation includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(3)	With respect to fiscal years 2000 and 1999, all other compensation represents forgiveness of certain principal and interest on a note receivable from Jack L. Watts.

(4)	Mr. Taylor served as the Chief Financial Officer of the Company until July 1999, at which time he was promoted to President and Chief Operating Officer.

(5)	Mr. Berg joined the Company during fiscal year 1999.

      The following table sets forth information concerning individual grants of stock options made during fiscal year 2000 to the Named Officers.

Option Grants in Fiscal 2000

					Potential Realizable
					Value at Assumed
	Number of				Annual Rates of Stock
	Securities				Price Appreciation for
	Underlying	% of Total Options	Exercise or		Option Term
	Options	Granted to Employees	Base Price	Expiration
Name	Granted(1)	in Fiscal Year	($/Sh)(2)	Date	5%($)	10%($)(3)

Jack L. Watts	50,000	8.138%	$6.88	11/3/09	$216,185	$547,835

James A. Taylor	100,000	16.277%	6.25	11/3/09	393,060	996,060

E. Scott Merritt	27,500	4.476%	6.25	2/15/10	108,092	273,917

Frederick K. Janz	27,500	4.476%	6.25	2/15/10	108,092	273,917

Dennis L. Berg	20,000	3.255%	6.25	2/15/10	78,612	199,212

Laurie D. Bassin	11,000	1.790%	6.25	2/15/10	43,237	109,567

(1)	The options were granted under the Company’s 1994 Stock Option Plan. The options become exercisable for 20% of the shares on the first anniversary of the date of grant and the balance vests 5% for each calendar quarter of the individual’s employment thereafter. The individuals identified in the table received incentive and/or nonstatutory stock option grants.

(2)	Except for Mr. Watts, the exercise price on the date of grant was equal to 100% of the fair market value as determined by the Board of Directors on the date of grant. Mr. Watts’ options were granted at 110% of fair market value or $6.875.

(3)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the future common stock price.

      The following table sets forth certain information regarding option exercises during fiscal year 2000 and the number of shares covered by both exercisable and unexercisable stock options as of August 31, 2000 for each of the Named Officers.

Aggregated Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
	Shares		Options at August 31, 2000		August 31, 2000(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack L. Watts	—	n/a	125,000	125,000	$185,000	$75,000

James A. Taylor	—	n/a	73,124	214,375	73,124	114,375

E. Scott Merritt	—	n/a	80,374	64,625	141,624	40,876

Frederick K. Janz	—	n/a	40,650	49,850	78,150	22,350

Dennis L. Berg	—	n/a	12,000	48,000	12,000	28,000

Laurie D. Bassin	—	n/a	29,006	44,064	34,631	34,940

(1)	The value of an “in-the-money” option represents the difference between the estimated fair market value of the underlying securities at August 31, 2000 of $6.25 per share, as determined by the Company’s Board of Directors, minus the exercise price of the option.

Director Compensation

      During fiscal year 2000, each of Dr. Pfeffer and Messrs. Tomlinson and Williams received as compensation for his services as a director $2,500 per quarter and $2,000 for each meeting of the Board attended, up to $22,000 per year, and was also reimbursed for reasonable expenses in attending Board meetings. Commencing with the new fiscal year, effective September 1, 2000, Dr. Pfeffer and Messrs. Tomlinson and Williams will receive $25,000 annually, payable quarterly, for their services as a director as well as reimbursement for reasonable expenses incurred in attending Board meetings. None of the other Board members are compensated as such. Messrs. Williams and Tomlinson receive annual retainers for their services as members of the Audit Committee of the Board in the amount of $4,000 each, paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000 paid on a quarterly basis. During fiscal year 2000, certain directors also received grants of stock options as described below.

      On November 3, 1999, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Stock Option Plan (the “1994 Plan”). Options may be granted under the 1994 Plan to officers, key employees, directors and independent contractors of the Company, or any subsidiary of the Company. Each of Dr. Pfeffer and Messrs. Behrens, Tomlinson and Williams received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of six dollars and twenty-five cents ($6.25) per share. The non-qualified stock options granted to such directors will expire ten (10) years from the date of grant and will vest twenty percent (20%) one year after the vesting start date of November 3, 1999 and five percent (5%) for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company. Mr. Behrens assigned his options to Chase Manhattan Capital Corporation, an entity with which he is affiliated, and Mr. Tomlinson assigned his options to TZM Investment Fund, of which he is a general partner.

Employment and Change of Control Arrangements

      Certain of the stock option agreements entered into pursuant to the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a “change in control,” as defined in such stock option agreements. In this regard, the stock options granted during fiscal 2000 to the members of the Board of Directors, Messrs. Behrens, Pfeffer, Tomlinson, and Williams, and to certain executive officers of the Company, Laurie Bassin, Dennis Berg, Donald Kirk, James Taylor and Jack Watts, provide for acceleration of vesting upon a change in control of the Company. Stock options granted to certain of these individuals in prior fiscal years also provide for acceleration of vesting upon a change in control.

Additional Information with Respect to Compensation Committee Interlocks and
Insider Participation in Compensation Decisions

      The members of the Compensation Committee of the Company’s Board of Directors are Jeffrey Pfeffer, Ph.D., Timothy Tomlinson and Larry C. Williams. Mr. Tomlinson is also the Company’s Secretary.

      For a description of transactions between the Company and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Item 13 of this report on Form 10-K and Note 14 to the consolidated financial statements included under Item 8 of this report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to beneficial ownership of each class of the Company’s voting securities as of October 31, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. The Company’s equity securities are privately held and no class of voting securities of the Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

		Amount and
		Nature
		of Beneficial	Percent of
Title of Class (1)	Name and Address of Beneficial Owner	Ownership (2)	Class (2)

Class B Common Stock, Series 1	Jack L. Watts (3)	4,100,051	40.1%

Class B Common Stock, Series 2	Jack L. Watts (4)	1,035	*

Class B Common Stock, Series 1	Christopher C. Behrens (5)	1,558,333	15.5%

Class B Common Stock, Series 1	Chase Manhattan Capital Corporation (6)	1,558,333	15.5%

Class B Common Stock, Series 2	Christopher C. Behrens (7)	815,715	8.1%

Class B Common Stock, Series 2	Chase Manhattan Capital Corporation (8)	815,715	8.1%

Class B Common Stock, Series 1	Gary L. Barry (9)	607,965	6.0%

Class B Common Stock, Series 1	Portola Company IV LLC (10)	498,965	5.0%

Class B Common Stock, Series 2	Portola Company IV LLC (10)	1,035	*

Class B Common Stock, Series 1	Timothy Tomlinson (11)	256,984	2.5%

Class B Common Stock, Series 1	E. Scott Merritt (12)	89,250	*

Class B Common Stock, Series 1	Larry C. Williams (13)	59,442	*

Class B Common Stock, Series 1	James A. Taylor (14)	102,499	1.0%

Class B Common Stock, Series 1	Frederick K. Janz (15)	46,193	*

Class B Common Stock, Series 1	Jeffrey Pfeffer, Ph.D. (16)	39,500	*

Class B Common Stock, Series 1	Laurie D. Bassin (17)	33,701	*

Class B Common Stock, Series 1	Dennis L. Berg (18)	14,000	*

Class B Common Stock, Series 1 and	All executive officers and directors

Series 2	as a group (12 persons) (19)	7,116,703	66.9%

*	Represents beneficial ownership of less than 1% of the outstanding shares of a class of the Company’s issued and outstanding stock.

(1)	The Company’s Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of the Company’s assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into one share of Class B Common Stock, Series 1 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which the Company is not the surviving entity and in which the value of the property to be received by the shareholders shall be not less than $1.75 per share. As of October 31, 2000, there were 10,076,875 shares of Class B Common Stock issued and outstanding, consisting of 8,905,445 shares of Class B Common Stock, Series 1 and 1,171,430 shares of Class B Common Stock, Series 2. As of October 31, 2000, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. Chase Manhattan Capital Corporation holds 2,052,526 of such warrants and Heller Financial, Inc., holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or there is a capital reorganization or reclassification of the capital stock of the Company.

(2)	In accordance with the rules of the Securities and Exchange Commission, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 31, 2000 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percent of Class computation reflects percentage ownership of Class B Common Stock, Series 1 and Class B Common Stock, Series 2 combined.

(3)	Includes 145,000 shares subject to options that are exercisable within 60 days of October 31, 2000. Also includes (i) 498,965 shares held of record by Portola Company IV LLC, of which Mr. Watts is the general manager; and (ii) 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner. The shares listed do not include 52,312 shares held in the name of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 890 Faulstich Court, San Jose, California 95112.

(4)	Consists entirely of shares held of record by Portola Company IV LLC, of which Mr. Watts is the general manager.

(5)	Mr. Behrens is a principal of Chase Capital Partners, an affiliate of Chase Manhattan Capital Corporation. Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by Chase Manhattan Capital Corporation and affiliates (149,047 of such shares held by Archery Partners and 99,800 of such shares held by Baseball Partners) and (ii) 5,000 shares subject to options held by Chase Manhattan Capital, L.P., an affiliate of Chase Capital Partners and Chase Manhattan Capital Corporation, and 1,000 shares subject to options held by Chase Manhattan Capital Corporation that are exercisable within 60 days of October 31, 2000. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behren’s disclaims beneficial ownership of the 1,558,333 shares of Class B Common Stock, Series 1 owned by Chase Manhattan Capital Corporation and affiliates. The address of this shareholder is Chase Capital Partners, 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) 5,000 shares subject to options held by Chase Manhattan Capital, L.P., an affiliate of Chase Capital Partners and Chase Manhattan Capital Corporation, and 1,000 shares subject to options held by Chase Manhattan Capital Corporation that are exercisable within 60 days of October 31, 2000. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is Chase Capital Partners, 1221 Avenue of the Americas, New York, New York 10017.

(7)	Mr. Behrens is a principal of Chase Capital Partners, an affiliate of Chase Manhattan Capital Corporation. Comprised of 726,095 shares held of record by Chase Manhattan Capital Corporation, 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, both affiliates of Chase Manhattan Capital Corporation. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 815,715 shares of Class B Common Stock, Series 2 owned by Chase Manhattan Capital Corporation and affiliates. The address of this shareholder is Chase Capital Partners, 1220 Avenue of the Americas, New York, New York 10017.

(8)	With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of Chase Manhattan Capital Corporation. Does not include warrants held by Chase Manhattan Capital Corporation to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is Chase Capital Partners, 1221 Avenue of the Americas, New York, New York 10017.

(9)	Mr. Barry’s address is 640 Menlo Avenue, Suite 5, Menlo Park, California 94025.

(10)	The address of this shareholder is National Agents, Inc., 400 West King Street, Carson City, Nevada 89703.

(11)	Mr. Tomlinson is a general partner in the following entities: (a) Tomlinson Zisko Morosoli & Maser LLP (“TZMM”); (b) First TZMM Investment Partnership; and (c) TZM Investment Fund. The shares listed include (i) 26,000 shares held of record by First TZMM Investment Partnership, (ii) 92,484 shares held of record by TZM Investment Fund, (iii) 4,000 shares held by trusts for the benefit of Mr. Tomlinson’s children, over which trusts Mr. Tomlinson acts as trustee; (iv) 10,000 shares held by trusts for the benefit of the children of William E. Zisko, a partner in TZMM, over which trusts Mr. Tomlinson acts as trustee; and (v) 103,000 shares subject to options that are exercisable within 60 days of October 31, 2000. Mr. Tomlinson disclaims beneficial ownership of the shares held in the name of the Zisko children’s trusts. Also excludes shares held in the individual names of two partners in TZMM. Mr. Tomlinson’s address is 200 Page Mill Road, Second Floor, Palo Alto, California 94306.

(12)	Comprised of 5,000 shares held by a trust for the benefit of Mr. Merritt’s family and 84,250 shares subject to options that are exercisable within 60 days of October 31, 2000. Mr. Merritt’s address is 890 Faulstich Court, San Jose, California 95112.

(13)	Includes 14,500 shares subject to options that are exercisable within 60 days of October 31, 2000. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(14)	Comprised entirely of shares subject to options that are exercisable within 60 days of October 31, 2000. Mr. Taylor’s address is 890 Faulstich Court, San Jose, California 95112.

(15)	Includes 43,700 shares subject to options that are exercisable within 60 days of October 31, 2000. Mr. Janz’s address is 890 Faulstich Court, San Jose, California 95112.

(16)	Includes 14,500 shares subject to options that are exercisable within 60 days of October 31, 2000. Dr. Pfeffer’s address is Graduate School of Business, Stanford University, Palo Alto, California 94305.

(17)	Includes 32,100 shares subject to options that are exercisable within 60 days of October 31, 2000. Ms. Bassin’s address is 890 Faulstich Court, San Jose, California 95112.

(18)	Comprised entirely of shares subject to options that are exercisable within 60 days of October 31, 2000. Mr. Berg’s address is 890 Faulstich Court, San Jose, California 95112.

(19)	Comprised of the shares shown as included in footnotes 3, 4, 5, 7 and 11 through 18. Excluded from the calculation are 70,000 shares subject to a stock option granted to Donald Kirk, none of which are exercisable within 60 days of October 31, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Senior Management and Other Employees

      In January 1992, the Company loaned Jack L. Watts, Chairman of the Board and Chief Executive Officer, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and originally accrued interest at a rate equal to 2% above the Company’s borrowing rate on its revolving credit facility. In January 1997, the rate was changed to equal the Short Term Applicable Federal Rate for January 1997 compounded annually. In November 2000, the Board of Directors agreed to extend until January 17, 2001, the due date of all principal and accrued interest owing to the Company. Also, in November 2000 and November 1998, the Board of Directors agreed to have the Company forgive the repayment of certain principal and interest amounts due on the note totaling approximately $42,000 and $105,000, respectively. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. The principal plus accrued interest outstanding at August 31, 2000 was approximately $370,000.

      The Company’s policy is that it will not make loans to, or enter into other transactions with, directors, officers or other affiliates unless such loans or transactions are approved by a majority of the Company’s disinterested directors, may reasonably be expected to benefit the Company and, except to the extent that loans to officers of the Company have been entered into in part in recognition of the value of the officers’ services to the Company, are on terms no less favorable to the Company than could be obtained in arms’-length transactions with unaffiliated third parties. From time to time, the Company has agreed to make loans to employees of the Company who are not members of senior management. During fiscal year 2000, employee loans were given to thirteen employees, totaling approximately $339,000. As of August 31, 2000, employee loan balances totaled approximately $414,000.

Transactions with Entities Affiliated with Officers and Directors

      On July 1, 1999, the Company entered into an agreement with Sand Hill Systems, Inc. (“SHS”), then a wholly-owned subsidiary of the Company, to provide a total of $3.5 million to SHS. The Company received a promissory note for $3.5 million from SHS, which bears interest at a rate equal to the base rate used in the Company’s senior revolving credit facility, less one-half of one percent. In September 1999, the note was assumed by Portola Company IV LLC, a company controlled by Jack L. Watts, the Chairman of the Board and Chief Executive Officer of the Company, in exchange for an ownership interest in SHS. The promissory note is secured by a pledge of the shares of the Class B Common Stock of the Company contributed to Portola Company IV LLC by certain executive officers, directors and shareholders of the Company in connection with the formation of Portola Company IV LLC. All outstanding principal and interest amounts due on the note are payable to the Company in full on the earlier of July 1, 2003, or the occurrence of one of the following events: nine months after a public offering equal to or exceeding $20 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the note.

      Effective as of July 1, 2000, the Company sold to SHS the assets of a wholly-owned e-commerce subsidiary, Buyerlink Networks, Inc. (“BNI”), formed the by Company in early fiscal year 2000, in exchange for a non-interest bearing, unsecured promissory note in the amount of $1.5 million payable to BNI by SHS. The outstanding principal amount is due and payable on November 1, 2005, or upon the occurrence of one of the following events: a public offering equal to or exceeding $20 million in the aggregate by SHS; the sale of all or substantially all of the assets of SHS; or an event of default under the promissory note.

      The Company retains as its legal counsel the law firm of Tomlinson Zisko Morosoli & Maser LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 2000, the Company paid Mr. Tomlinson’s law firm fees and expenses in the aggregate amount of $181,000. Mr. Tomlinson is corporate Secretary, a director of the Company, a member of the Compensation Committee and a member of the Audit Committee.

      In addition to a base salary of $12,000, the Company paid its Vice President and General Counsel, Themistocles G. Michos, $181,000 in fiscal year 2000 for legal services rendered.

      In June 1994, Chase Manhattan Capital Corporation (“Chase Capital”) purchased shares of Class B Common Stock, Series 1 from the Company and certain insiders of the Company, and shares of Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd. (“RFNL”). In connection with these purchases, Chase Capital, RFNL and Heller Financial, Inc., the lender under a credit facility entered into with the Company, received certain demand and piggyback registration rights. In addition, Chase Capital became a participant in an earlier agreement between the Company and RFNL under which (i) the Company has the right of first offer to purchase any shares of the Company’s capital stock that either shareholder proposes to sell to any nonrelated party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that the Company proposes to sell. Chase Capital is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading “Shareholders Agreements.” In addition, the parties to these shareholders agreements have granted to Chase Capital certain co-sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of the Company’s common stock. One of the shareholders agreements also provides that the Company is prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to its Bylaws or Certificate of Incorporation or (iii) entering into certain other significant transactions, without the approval of Chase Capital. Pursuant to that agreement, Jack L. Watts, RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of Chase Capital as a director of the Company. Mr. Behrens is Chase Capital’s current nominee.

Shareholders Agreements

      A majority of the Company’s shares, including shares held by Jack L. Watts and his affiliates, are subject to shareholders agreements under which the Company has a right of first refusal in the event of a proposed transfer of such shares of the Company’s common stock to a transferee not related to the shareholder. In the event the Company does not exercise its right of first refusal, the other shareholders that are parties to the agreements have similar first refusal rights.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:

      (a)(2) Financial Statement Schedules. The following financial statement schedules are filed herewith and should be read in conjunction with the consolidated financial statements:

Page in Form
10-K

Report of Independent Accountants on Financial Statement Schedule	70

Schedule II-Valuation and Qualifying Accounts	71

      All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

      (a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit
Number	Exhibit Title

3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American Bank National Association), as trustee (including form of Note)(1)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(3)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

Exhibit
Number	Exhibit Title

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04	$250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(7)

10.05	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)

10.06	Director’s Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(9)

10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)

10.08	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders(11)

10.09	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)

10.10	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)

10.11	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14)

10.12	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15)

Exhibit
Number	Exhibit Title

10.13	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)

10.14	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)

10.15	1988 Stock Option Plan and related documents(18)

10.16	1994 Stock Option Plan, as amended, and related documents(19)

10.17	Director’s Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(20)

10.18	Form of Indemnification Agreement by and between the Registrant and the related director or officer(21)

10.19	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(22)

10.20	Registrant’s 1996 Employee Stock Purchase Plan, together with related documents(23)

10.21	Registrant’s Management Deferred Compensation Plan Trust Agreement(24)

10.22	Registrant’s Management Deferred Compensation Plan(25)

10.23	Summary Description of Registrant’s Bonus Plan and Company Profit Sharing Plan(26)

10.24	$3.5 Million Variable Rate Promissory Note, dated as July 1, 1999, by Sand Hill Systems, Inc., in favor of the Registrant(27)

10.25	Services Agreement, dated as of July 1, 1999, by and between the Registrant and Sand Hill Systems, Inc.(28)

10.26	Release and Assumption Agreement, dated as of September 17, 1999, by and among the Registrant, Sand Hill Systems, Inc., and Portola Company IV LLC(29)

10.27	Amended and Restated Stock Pledge Agreement, dated as of September 17, 1999, by Porto1a Company IV LLC in favor of the Registrant(30)

10.28	Third Amended and Restated Credit Agreement dated as of September 29, 2000 by and among Portola Packaging, Inc., as Borrower, Heller Financia1, Inc., as Agent, and the Other Financial Institutions Party [Thereto], as Lenders(31)

12.01	Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included as part of the signature page to this report)

27.01	Financial Data Schedule

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(4)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

Exhibit
Number	Exhibit Title

(5)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.10 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.14 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(15)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

Exhibit
Number	Exhibit Title

(18)	Incorporated herein by reference to exhibit 10.28 to the Registrant’s Quarterly Report on Form10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(19)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999.

(20)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(21)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(22)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(23)	Incorporated herein by reference to exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(24)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(25)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(26)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(27)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(28)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(29)	Incorporated herein by reference to exhibit 10.33 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(30)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(31)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.

      (b)    Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year by the report on
Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC., a Delaware corporation

November 22, 2000	By: /s/ Jack L. Watts

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

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Jack L. Watts	November 22, 2000

Jack L. Watts Chief Executive Officer, Chairman of the Board and a Director

/s/ James A. Taylor	November 22, 2000

James A. Taylor President and Chief Operating Officer

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

/s/ Dennis L. Berg	November 22, 2000

Dennis L. Berg Vice President, Finance and Chief Financial Officer

DIRECTORS:

/s/ Christopher C. Behrens	November 22, 2000
Christopher C. Behrens

/s/ Jeffrey Pfeffer, Ph.D.	November 22, 2000
Jeffrey Pfeffer, Ph.D.

/s/ Timothy Tomlinson	November 22, 2000
Timothy Tomlinson

/s/ Larry C. Williams	November 22, 2000
Larry C. Williams

Supplemental Information to be Furnished with Reports Filed Pursuant to Section
15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

      No annual report for the Registrant’s last fiscal year or proxy material has been sent to security holders of the Registrant. If any such report or proxy material is sent to Registrant’s security holders subsequent to the filing of this report on Form 10-K, the Registrant shall supplementally furnish copies of any such material to the Commission when it is sent to security holders. Any such material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Portola Packaging, Inc., and Subsidiaries:

      Our audits of the consolidated financial statements referred to in our report dated October 27, 2000, appearing on page 25 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

October 27, 2000

PORTOLA PACKAGING, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Additions/			Ending
Doubtful Accounts	Balance	Expense	Other(1)	Deductions(2)	Balance

August 31, 2000	$1,366	$352	$(177)	$435	$1,106

August 31, 1999	1,727	(16)	(182)	163	1,366

August 31, 1998	1,170	379	678	500	1,727

Allowance for Investment In/Advances to	Beginning	Additions/			Ending
Unconsolidated Affiliates	Balance	Expense	Other	Deductions	Balance

August 31, 2000	$—	$2,975	$—	$—	$2,975

August 31, 1999	—	—	—	—	—

August 31, 1998	—	—	—	—	—

Allowance for Obsolete	Beginning	Additions/			Ending
Inventory	Balance	Expense	Other	Deductions(3)	Balance

August 31, 2000	$544	$921	$—	$1,049	$416

August 31, 1999	485	1,417	—	1,358	544

August 31, 1998	750	2,218	—	2,483	485

	Beginning	Additions/			Ending
Valuation Allowance	Balance	Expense	Other	Deductions	Balance

August 31, 2000	$884	$194	$—	$(711)	$367

August 31, 1999	—	884	—	—	884

August 31, 1998	—	—	—	—	—

(1)	Reclassification of various amounts into reserve balances

(2)	Write off of bad debts

(3)	Disposal of obsolete inventory

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American Bank National Association), as trustee (including form of Note)(1)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(3)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04	$250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(7)

10.05	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)

10.06	Director’s Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(9)

10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)

10.08	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominess, Ltd., Chase Manhattan Capital Corporation, and certain other selling shareholders(11)

10.09	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)

Exhibit
Number	Exhibit Title

10.10	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)

10.11	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14)

10.12	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15)
10.13	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)

10.14	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)

10.15	1988 Stock Option Plan and related documents(18)

10.16	1994 Stock Option Plan, as amended, and related documents(19)

10.17	Director’s Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(20)

10.18	Form of Indemnification Agreement by and between the Registrant and the related director or officer(21)

10.19	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(22)

10.20	Registrant’s 1996 Employee Stock Purchase Plan, together with related documents(23)

10.21	Registrant’s Management Deferred Compensation Plan Trust Agreement(24)

10.22	Registrant’s Management Deferred Compensation Plan(25)

10.23	Summary Description of Restistrant’s Bonus Plan and Company Profit Sharing Plan(26)

10.24	$3.5 Million Variable Rate Promissory Note, dated as July l, 1999, by Sand Hill Systems, Inc., in favor of the Registrant(27)

10.25	Services Agreement, dated as of July 1, 1999, by and between the Registrant and Sand Hill Systems, Inc.(28)

10.26	Release and Assumption Agreement, dated as of September 17, 1999, by and among the Registrant, Sand Hill Systems, Inc., and Portola Company IV LLC(29)

10.27	Amended and Restated Stock Pledge Agreement, dated as of September 17, 1999, by Portola Company IV LLC in favor of the Registrant(30)

10.28	Third Amended and Restated Credit Agreement dated as of September 29, 2000 by and among Portola Packaging, Inc., as Borrower, Heller Financia1, Inc., as Agent, and the Other Financial Institutions Party [Thereto], as Lenders(31)

12.01	Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Registrant

Exhibit
Number	Exhibit Title

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included as part of the signature page to this report)

27.01	Financial Data Schedule

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(4)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(5)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.10 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.14 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

Exhibit
Number	Exhibit Title

(11)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(15)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(18)	Incorporated herein by reference to exhibit 10.28 to the Registrant’s Quarterly Report on Form10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(19)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999.

(20)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

Exhibit
Number	Exhibit Title

(21)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(22)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(23)	Incorporated herein by reference to exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(24)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(25)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(26)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(27)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(28)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(29)	Incorporated herein by reference to exhibit 10.33 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(30)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(31)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.