Form 10-Q
period 2000-11-30
PORTOLA PACKAGING INC
filed 2000-12-21
CIK 788983

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Condensed Consolidated Financial Statements
Disclosures Regarding Forward-Looking Statements
Results of Operations
Liquidity and Capital Resources
Recent Accounting Pronouncements
Signatures
Summary Company Bonus Plan & Profit Sharing Plan
FINANCIAL DATA SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2000

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

      12,211,867 of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,076,875 the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 18, 2000.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30,	August 31,
	2000	2000

	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$3,298	$3,913

Accounts receivable, net	24,030	28,214

Inventories	13,944	15,913

Other current assets	1,361	1,638

Deferred income taxes	2,862	2,862

Total current assets	45,495	52,540

Property, plant and equipment, net	80,408	82,493

Goodwill, net	12,492	13,338

Patents, net	2,215	2,041

Debt financing costs, net	2,957	2,104

Investment in/advances to unconsolidated affiliates	586	586

Other assets	1,201	1,233

Total assets	$145,354	$154,335

LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$241	$315

Accounts payable	11,485	16,683

Book overdraft	—	1,390

Accrued liabilities	9,438	7,651

Accrued compensation	3,986	3,364

Accrued interest	1,966	4,924

Total current liabilities	27,116	34,327

Long-term debt, less current portion	135,919	134,533

Other long term obligations	1,006	708

Deferred income taxes	2,127	3,069

Total liabilities	166,168	172,637

Commitments and contingencies (Note 4) Minority interest	88	24

Redeemable warrants to purchase Class A Common Stock	12,767	12,630

Common stock and other shareholders’ equity (deficit): Class A convertible Common Stock of $.001 par value: Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value: Authorized: 17,715 shares; Issued and outstanding: 8,906 shares as of November 30, 2000 and 8,865 shares as of August 31, 2000	8	8
Class B, Series 2, convertible Common Stock of $.001 par value: Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in both periods	1	1

Additional paid-in capital	8,377	8,277

Notes receivable from shareholders	(334)	(376)

Accumulated other comprehensive loss	(2,901)	(2,127)

Accumulated deficit	(38,822)	(36,741)

Total common stock and other shareholders’ equity (deficit)	(33,669)	(30,956)

Total liabilities, redeemable warrants, common stock and other shareholders’ equity (deficit)	$145,354	$154,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months
	Ended November 30,

	2000	1999

	(unaudited)
Sales	$49,462	$47,613

Cost of sales	39,089	37,389

Gross profit	10,373	10,224

Selling, general and administrative	7,042	7,447

Research and development	694	616

Amortization of intangibles	860	899

Restructuring	1,856	—

	10,452	8,962

(Loss) income from operations	(79)	1,262

Other (income) expense:

Interest income	(25)	—

Interest expense	3,703	3,060

Amortization of debt financing costs	131	103

Minority interest	(73)	(27)

(Gain) loss from sale of property, plant and equipment	(1,249)	47

Other expense, net	133	120

	2,620	3,303

Loss before income taxes	(2,699)	(2,041)

Income tax benefit	(755)	(735)

Net loss	$(1,944)	$(1,306)

Number of shares used in computing basic and diluted per share amounts	12,172	12,090

Basic and diluted loss per share	$(0.16)	$(0.11)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended November 30,

	2000	1999

	(unaudited)
Cash flows from operating activities:	$1,333	$3,950

Cash flows from investing activities:

Additions to property, plant and equipment	(3,366)	(2,462)

Proceeds from sale of property, plant and equipment	1,866	—

Decrease (increase) in other assets, net	98	(309)

Net cash used in investing activities	(1,402)	(2,771)

Cash flows from financing activities:

Decrease in book overdraft	(1,390)	(3,338)

Borrowings under revolver, net	1,394	3,079

Borrowings (repayments) under long-term debt arrangements, net	244	(527)

Payment of debt issuance costs	(913)	—

Decrease in notes receivable from shareholders	42	18

Issuance of common stock	100	24

Net cash used in financing activities	(523)	(744)

Effect of exchange rate changes on cash	(23)	19

(Decrease) increase in cash and cash equivalents	(615)	454

Cash and cash equivalents at beginning of period	3,913	2,372

Cash and cash equivalents at end of period	$3,298	$2,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

      The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2000 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2001.

2. Computation of Loss Per Common Share:

      Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share when their effect is anti-dilutive.

3. Restructuring:

      During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations effected approximately 70 employees. The Company recorded restructuring charges in its first quarter of fiscal year 2001 totaling approximately $1,856,000 which consisted of approximately $956,000 for employee severance costs and approximately $900,000 for the non-cash write-down of certain assets. To date, approximately $185,000 has been charged against the restructuring reserve for spending related to these relocations. Management estimates that the relocation, which commenced during the first quarter, will be completed by the second quarter of fiscal year 2001.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Inventories:

      Inventory balances as of November 30, 2000 and August 31, 2000 were as follows (in thousands):

	November 30,	August 31,
	2000	2000

	(unaudited)
Raw materials	$7,345	$8,577

Work in process	4,850	2,614

Finished goods	1,749	4,722

	$13,944	$15,913

5. Commitments and Contingencies:

      As of November 30, 2000, the Company was engaged in four patent infringement actions with three separate parties. In two of these actions, the other parties are seeking to have the court declare certain patents owned by the Company invalid. These parties have also included allegations of anti-trust violations in their complaints. The remaining actions are patent infringement actions brought by the Company, and no opposition pleadings have yet been filed. The Company believes that its patents are valid and is vigorously contesting allegations of invalidity. The Company is also subject to other legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond that for which provision has been made in the financial statements, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in the period in which the litigation is resolved.

      See Note 9 for settlements, which occurred in December 2000, of two of the patent infringement actions referred to in the previous paragraph, as well as a lawsuit based on a contractual claim with a customer.

      In November 2000, the Company entered into a ten year lease, commencing in May 2001. The Company's Mexican operations will relocate to the new building in the third quarter of fiscal year. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

6. Recent Accounting Pronouncements:

      In the first quarter of fiscal 2001, the Company adopted, the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 was not material to the Company’s financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

      Also in the first quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The impact of adopting this statement was not material to the Company’s financial statements.

7. Segment Information:

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

      The table below presents information about reported segments for the three month periods ended November 30, (in thousands):

	November 30,	November 30,
	2000	1999

Revenues

United States	$28,489	$28,773

Canada	6,326	6,228

United Kingdom	6,674	6,172

Mexico	3,460	3,024

China	453	417

Other	4,060	2,999

Total Consolidated	$49,462	$47,613

Adjusted EBITDA

United States	$7,715	$6,429

Canada	723	989

United Kingdom	1,402	1,114

Mexico	(9)	11

China	542	379

Other	(3,490)	(2,766)

Total Consolidated	$6,883	$6,156

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

      Intersegment revenues of $2.0 million and $1.5 million have been eliminated from the segment totals presented above for the periods ended November 30, 2000 and 1999, respectively. Foreign revenue is determined based on the country where the sale originates.

      The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three month periods ended November 30, (in thousands):

	2000	1999

Total Adjusted EBITDA – for reportable segments	$6,883	$6,156

Depreciation and amortization	(5,156)	(5,207)

Interest expense, net	(3,678)	(3,060)

Gain (loss) from sale of property, plant and equipment	1,249	(47)

Restructuring	(1,856)	—

Other	(141)	117

Consolidated loss before income taxes	$(2,699)	$(2,041)

8. Other Comprehensive Loss:

      The following is a breakdown of other comprehensive loss for the three month periods ended November 30, (in thousands):

	2000	1999

Net loss	$(1,944)	$(1,306)

Cumulative translation adjustment	(774)	319

Total comprehensive loss	$(2,718)	$(987)

9. Subsequent Event:

      On December 18, 2000, two of the four patent infringement lawsuits discussed in Note 5 were settled and the actions were dismissed in favor of the Company. Additionally, in December 2000, the Company settled a lawsuit based on a contractual claim with a customer. All amounts required to be paid by the Company as a result of these settlements had been previously accrued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Certain statements included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

Results of Operations

      Sales increased $1.9 million, or 3.9%, from $47.6 million for the three months ended November 30, 1999 to $49.5 million for the three months ended November 30, 2000. This increase was primarily due to an increase in sales from international operations of $1.1 million. Also contributing to the sales growth for the quarter was an increase in sales of $0.8 million from U.S. operations.

      Gross profit increased $0.2 million to $10.4 million for the first quarter of fiscal 2001 compared to $10.2 million for the first quarter of fiscal 2000. As a percentage of sales, gross profit decreased from 21.4% for the first quarter of fiscal 2000 to 21.0% for the same quarter in fiscal 2001. The Company experienced an increase in sales, although the gross margin remained relatively flat due to increased sales in the international operations, which contributed lower gross margins than domestic operations, as well as decreased gross margins in the U.S. equipment manufacturing division.

      Selling, general and administrative expenses decreased $0.4 million, or 5.4%, to $7.0 million for the three months ended November 30, 2000, as compared to $7.4 million for the same period in fiscal year 2000, and decreased as a percentage of sales from 15.5% for the three months ended November 30, 1999 to 14.2% for the three months ended November 30, 2000. This decrease was primarily due to legal fees of $312,000 that were capitalized as a result of the Company successfully defending certain patents during the first quarter of fiscal year 2001.

      Research and development expense increased $78,000, or 12.7%, to $694,000 for the three months ended November 30, 2000, as compared to $616,000 for the three months ended November 30, 1999, and increased as a percentage of sales from 1.3% in the three months ended November 30, 1999 to 1.4% in the three months ended November 30, 2000. The increase in research and development expense was primarily due to an increase in prototype expenses and the decrease in development royalty income.

      Amortization of intangibles (consisting of amortization of patents, goodwill and covenants not to compete) decreased $39,000, or 4.3%, to $860,000 for the three months ended November 30, 2000, as compared to $899,000 for the three months ended November 30, 1999.

      During the first quarter of fiscal 2001, the Company recorded a restructuring charge of $1.9 million, which consisted of approximately $1.0 million for employee severance costs and approximately $0.9 million for the non-cash write-down of certain assets. The restructuring charges were incurred as the result of the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations effected approximately 70 employees. To date, approximately $0.2 million has been charged against the restructuring reserve for spending related to these relocations. Management estimates that the relocation, which commenced during the first quarter, will be completed by the second quarter of fiscal year 2001 and will result in annual savings totaling approximately $2.0 million for both relocation actions.

      Interest income increased $25,000 for the three months ended November 30, 2000 as compared to the same period in fiscal year 2000.

      Interest expense increased $0.6 million to $3.7 million for the three months ended November 30, 2000, as compared to $3.1 million for the three months ended November 30, 1999. This increase was primarily due to the effect of an increase in the LIBOR rate during the first quarter of fiscal 2001 compared to the same period in fiscal 2000.

      Amortization of debt financing costs increased $28,000 for the three months ended November 30, 2000 to $131,000 from $103,000 for the three months ended November 30, 1999. This increase is due to the additional loan fees that are being amortized as a result of the revolving credit facility entered into on September 29, 2000.

      A gain of $1.2 million was recognized during the first quarter of fiscal year 2001 on the sale of certain real estate located in San Jose in October 2000.

      The Company recorded a benefit from income taxes of $755,000 for the three months ended November 30, 2000 based on its pre-tax loss using an effective tax rate of 28%. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a benefit from income taxes of $735,000 for the three months ended November 30, 1999 based on its pre-tax loss using an effective tax rate of 36%.

Liquidity and Capital Resources

      The Company has relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 2000, the Company had cash and cash equivalents of $3.3 million, a decrease of $0.6 from August 31, 2000.

      Cash provided by operations totaled $1.3 million for the three months ended November 30, 2000, which represents a $2.7 million decrease from the $4.0 million provided by operations for the three months ended November 30, 1999. Net cash provided by operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital increased $0.2 million as of November 30, 2000, to $18.4 million, as compared to $18.2 million as of November 30, 1999.

      Cash used in investing activities was $1.4 million for the three months ended November 30, 2000, as compared to using $2.8 million for the three months ended November 30, 1999. In both periods the use of cash consisted primarily of additions to property, plant and equipment. Cash used in investing activities was reduced by $1.8 million in the first quarter of fiscal year 2001 by proceeds from the sale of real estate.

      Cash used in financing activities was $523,000 for the first quarter of fiscal year 2001 as compared to cash used in financing activities of $744,000 for the first quarter of fiscal year 2000. In both periods, the net borrowing on the revolving line of credit was approximately the same amount used to satisfy a book overdraft. In addition, debt issuance costs totaled approximately $913,000 during the first quarter of fiscal year 2001 which were offset by the issuance of common stock and the reduction in notes receivable from shareholders of approximately $100,000 and $42,000, respectively.

      At November 30, 2000, the Company had $3.3 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which approximately $15 million was available for borrowing as of November 30, 2000). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures in fiscal year 2001.

Recent Accounting Pronouncements

      In the first quarter of fiscal 2001, the Company adopted, the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 was not material to the Company’s financial statements.

      Also in the first quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The impact of adopting this statement was not material to the Company’s financial statements.

Part II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed herewith or incorporated by reference herein.

Exhibit
Number	Exhibit Title

10.30	Summary description of the Company Bonus Plan and Company Profit Sharing Plan.

27.01	Financial Data Schedule.

      (b) The Company filed a Form 8-K on October 12, 2000.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: December 21, 2000	/s/ James A. Taylor
James A. Taylor President and Chief Operating Officer (Principal Executive Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.30	Summary description of the Company Bonus Plan and Company Profit Sharing Plan.

27.01	Financial Data Schedule.