Form 10-Q
period 2001-02-28
PORTOLA PACKAGING INC
filed 2001-04-12
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2001

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

12,340,732 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,205,740 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at April 2, 2001.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28,	August 31,

	2001	2000

ASSETS	(unaudited)
Current assets:

Cash and cash equivalents	$4,125	$3,913

Accounts receivable, net	27,615	28,214

Inventories	16,862	15,913

Other current assets	1,604	1,638

Deferred income taxes	2,846	2,862

Total current assets	53,052	52,540

Property, plant and equipment, net	81,569	82,493

Goodwill, net	11,776	13,338

Patents, net	3,958	2,041

Debt financing costs, net	2,885	2,104

Investment in / advances to unconsolidated affiliates	560	586

Other assets	3,442	1,233

Total assets	$157,242	$154,335

LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK

AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$649	$315

Accounts payable	17,575	16,683

Book overdraft	—	1,390

Accrued liabilities	7,853	7,651

Accrued compensation	4,206	3,364

Accrued interest	4,921	4,924

Total current liabilities	35,204	34,327

Long-term debt, less current portion	138,393	134,533

Other long term obligations	986	708

Deferred income taxes	2,426	3,069

Total liabilities	177,009	172,637

Minority interest	94	24

Redeemable warrants to purchase Class A Common Stock	12,922	12,630

Commitments and contingencies (Note 5)
Common stock and other shareholders’ equity (deficit):

Class A convertible Common Stock, $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2

Class B, Series 1, Common Stock, $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 9,034 shares as of February 28, 2001 and 8,865 shares as of August 31, 2000	8	8

Class B, Series 2, convertible Common Stock, $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in both periods	1	1

Additional paid-in capital	9,227	8,277

Notes receivable from shareholders	(353)	(376)

Accumulated other comprehensive loss	(2,870)	(2,127)

Accumulated deficit	(38,798)	(36,741)

Total common stock and other shareholders’ equity (deficit)	(32,783)	(30,956)

Total liabilities, minority interest, redeemable warrants, common stock and other shareholders’ equity (deficit)	$157,242	$154,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three			For the Six
	Months Ended			Months Ended

	2/28/01	2/29/00		2/28/01	2/29/00

	(unaudited)			(unaudited)

Sales	$50,057		$46,878	$99,519	$94,491

Cost of sales	40,136		37,408	79,225	74,797

Gross profit	9,921		9,470	20,294	19,694

Selling, general and administrative	6,958		7,930	14,000	15,377

Research and development	737		817	1,431	1,433

Amortization of intangibles	987		836	1,847	1,735

Restructuring costs	83		—	1,939	—

	8,765		9,583	19,217	18,545

Income (loss) from operations	1,156		(113)	1,077	1,149

Other (income) expense:

Interest income	—		(108)	(20)	(108)

Interest expense	3,673		4,047	7,371	7,107

Amortization of debt financing costs	186		107	317	210

Minority interest	17		(38)	(56)	(65)

(Gain) loss from sale of property, plant and equipment	(3,312)		23	(4,561)	70

Other expense, net	98		351	232	471

	662		4,382	3,283	7,685

Income (loss) before income taxes	494		(4,495)	(2,206)	(6,536)

Income tax expense (benefit)	315		(1,618)	(441)	(2,353)

Net income (loss)	$179		$(2,877)	$(1,765)	$(4,183)

Number of shares used in computing basic per share amounts	12,359		12,146	12,269	12,118

Basic income (loss) per share	$0.01		$(0.24)	$(0.14)	$(0.35)

Number of shares used in computing diluted per share amounts	14,897		12,146	12,269	12,118

Diluted income (loss) per share	$0.01	$	(0.24)	$(0.14)	$(0.35)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six
	Months Ended

	2/28/01	2/29/00

	(unaudited)

Cash flows from operating activities:	$4,555	$8,640

Cash flows from investing activities:

Additions to property, plant and equipment	(5,979)	(5,856)

Proceeds from sale of property, plant and equipment	6,892	6

(Increase) decrease in other assets	(883)	227

Net cash provided by (used in) investing activities	30	(5,623)

Cash flows from financing activities:

Decrease in book overdraft	(1,390)	(3,338)

Repayments under long-term debt obligations, net	(4,312)	(665)

Borrowings (repayments) under revolver, net	2,302	(331)

Issuance of common stock	100	74

Payment of debt issuance costs	(913)	—

Decrease (increase) in notes receivable from shareholders	23	(3)

Distributions to minority owners	(149)	(14)

Net cash used in financing activities	(4,339)	(4,277)

Effect of exchange rate changes on cash	(34)	14

Increase (decrease) in cash and cash equivalents	212	(1,246)

Cash and cash equivalents at beginning of period	3,913	2,372

Cash and cash equivalents at end of period	$4,125	$1,126

Supplemental non-cash information (Note 3):

Issuance of common stock related to acquisition	$550	$—

Issuance of common stock for extinguishment of debt	$300	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

      The unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2000 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and six month periods ended February 28, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2001.

2. Acquisition:

      On December 30, 2000, the Company entered into an agreement with Consumer Cap Corporation (“Consumer”) for the purchase of substantially all of Consumer’s assets and the assumption of certain of Consumer’s liabilities for a purchase price of approximately $1,477,000, including estimated acquisition costs of $475,000, plus the assumption of liabilities totaling approximately $8,374,000. The purchase price is subject to adjustment as provided in the agreement. On January 12, 2001, the acquisition was completed through the purchase of the assets of Consumer by Northern Engineering and Plastics Corporation (“NEPCO”), a Delaware corporation and a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase and accordingly, the purchase was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price was financed through the issuance of $550,000 of the Company's common stock and the incurrence of obligations for non-compete agreements of $452,000. In addition, the Company borrowed $4,474,000 under its senior revolving credit facility and issued $300,000 in common stock to extinguish a portion of the assumed debt obligations of Consumer.

      The allocation of the purchase price was based on an independent valuation and included an allocation of $3,612,000 to identifiable intangibles (including $1,800,000 to patents, $1,000,000 to customer lists, $452,000 to non-compete agreements and $360,000 to tradename). The identified intangibles are being amortized over three to sixteen years.

      NEPCO is being operated as a “restricted” subsidiary pursuant to the terms of the Company’s senior revolving credit facility and the senior note indenture. The operating results of Consumer have been included in the Company’s consolidated financial statements since the date of acquisition, January 12, 2001.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

      The following presents pro forma information assuming that the acquisition had occurred at the beginning of each respective period. Adjustments that have been included to arrive at the pro forma totals primarily relate to the amortization of identifiable intangible assets and the adjustment in interest expense to reflect the extinguishment of a portion of Consumer's debt and the related borrowings under the Company's senior revolving credit facility. An income tax benefit has not been recognized for the net loss of Consumer due to the limitations under Section 382 of the Internal Revenue Code of 1986 as amended and due to the Company’s current tax position.

	For the Six
	Months Ended
	2/28/01	2/29/00

	(in thousands)

Sales	$102,946	$99,231

Net loss	$(2,898)	$(6,056)

Net loss per share:

Basic and diluted loss per share	$(0.24)	$(0.50)

      The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

Cash Flow Information:

      The details related to the acquisition for the six month period ended February 28, 2001, is as follows (in thousands):

Fair value of assets acquired	$9,376

Fair value of liabilities assumed	$8,374

Fair value of common stock issued	$550

Fair value of obligations for non-compete agreements	$452

Issuance of common stock for extinguishment of debt	$300

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3. Computation of Income (Loss) Per Common Share:

      Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net income (loss) per share as their effect is anti-dilutive.

4. Restructuring:

      For the six months ended February 28, 2001, restructuring costs totaled $1,939,000. During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations effected approximately 70 employees. The Company recorded restructuring charges in its first quarter of fiscal year 2001 totaling approximately $1,856,000, which consisted of approximately $956,000 for employee severance costs and approximately $900,000 for the non-cash write-down of certain assets. The Company recorded additional restructuring charges in its second quarter of fiscal year 2001 totaling approximately $83,000, which consisted of additional employee severance costs. As of February 28, 2001, approximately $550,000 has been charged against the restructuring reserve for expenditures related to these relocations.

5. Inventories:

      Inventory balances as of February 28, 2001 and August 31, 2000 were as follows (in thousands):

	February 28,	August 31,
	2001	2000

	(unaudited)

Raw materials	$7,950	$8,577

Work in process	3,233	2,614

Finished goods	5,679	4,722

	$16,862	$15,913

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

6. Commitments and Contingencies:

      During December 2000 and January 2001, the Company settled the four patent infringement actions in which it had been engaged with three separate parties. The opposing parties in two of these actions had sought to have the court declare certain patents owned by the Company invalid. In the other two actions, the Company had sought damages for infringement of its patents. The opposing parties had also alleged anti-trust violations in two complaints and numerous other claims or counterclaims in all of the actions. As the result of the settlements, all of the Company’s patents at issue in all the cases remain valid, and all claims and counterclaims of the opposing parties were dismissed with prejudice.

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

      In November 2000, the Company's Mexican subsidiary entered into a ten year lease of a building in Guadalajara, Mexico, commencing in May 2001. The Company’s Mexican operations will relocate to the new building in the third quarter of the current fiscal year. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

      In March 2001, the Company's Canadian subsidiary entered into a five year lease of a building in Toronto, Canada, commencing in March 2001. In addition, this subsidiary purchased two bottling machines totaling approximately $584,000. The Company’s Canadian operations will expand their bottling operations in this new building in May 2001.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

7. Recent Accounting Pronouncements:

      In the first quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 was not material to the Company’s financial statements.

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

8. Segment Information:

      The Company’s reportable operating businesses are organized primarily by geographic region. The United States, the United Kingdom, Canada and Mexico offer both closure and bottle product lines and China offers closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

      The table below presents information about reported segments for the three and six month periods ended February 28, 2001 and February 29, 2000 (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/01	2/29/00	2/28/01	2/29/00

Revenues
United States	$28,984	$28,510	$57,473	$57,281

Canada	6,254	6,215	12,580	12,443

United Kingdom	6,546	5,477	13,220	11,649

Mexico	3,154	2,590	6,614	5,613

China	371	305	824	722

Other	4,748	3,781	8,808	6,783

Total Consolidated	$50,057	$46,878	$99,519	$94,491

Adjusted EBITDA

United States	$7,338	$5,594	$15,203	$12,022

Canada	595	978	1,318	1,967

United Kingdom	1,135	764	2,537	1,878

Mexico	650	125	1,192	504

China	(17)	(59)	(26)	(49)

Other	(3,316)	(2,787)	(6,957)	(5,551)

Total Consolidated	$6,385	$4,615	$13,267	$10,771

      Intersegment revenues totaling $2.4 million and $1.5 million for the three month periods ended February 28, 2001 and February 29, 2000, respectively, and $4.4 million and $3.1 million for the six month periods ended February 28, 2001 and February 29, 2000, respectively, have been eliminated from the segment totals presented above.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

      The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated income (loss) before income taxes for the three and six month periods ended February 28, 2001 and February 29, 2000 (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/01	2/29/00	2/28/01	2/29/00

Total Adjusted EBITDA — for reportable segments	$6,385	$4,615	$13,267	$10,771

Depreciation and amortization	(5,460)	(5,135)	(10,618)	(10,342)

Interest expense, net	(3,673)	(3,939)	(7,351)	(6,999)

Restructuring	(83)	—	(1,939)	—

Gain (loss) from sale of property, plant and equipment	3,312	(23)	4,561	(70)

Other	13	(13)	(126)	104

Consolidated income (loss) before income taxes	$494	$(4,495)	$(2,206)	$(6,536)

9. Other Comprehensive Income (Loss):

      The following is a breakdown of other comprehensive income (loss) for the three and six month periods ended February 28, 2001 and February 29, 2000 (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/01	2/29/00	2/28/01	2/29/00

Net income (loss)	$179	$(2,877)	$(1,765)	$(4,183)

Cumulative translation adjustment	31	(55)	(743)	264

Total comprehensive income (loss)	$210	$(2,932)	$(2,508)	$(3,919)

10. Subsequent Event:

      The annual meeting of the stockholders of the Company was held on March 21, 2001. As a result of this meeting, the five members of the Board of Directors were re-elected and PricewaterhouseCoopers LLP were selected as the independent public accountants for the Company for the fiscal year ending August 31, 2001.

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

Results of Operations

      Sales increased $3.1 million, or 6.6%, from $46.9 million for the three months ended February 29, 2000 to $50.0 million for the three months ended February 28, 2001. For the first six months of fiscal year 2001, sales were $99.5 million compared to $94.5 million for the first six months of fiscal year 2000, an increase of $5.0 million, or 5.3%. The increase in sales for the first six months of fiscal 2001 compared to the same period in fiscal 2000 was mainly attributable to increased sales of approximately $2.8 million from the Company’s foreign operations due to increased market demand and approximately $2.2 million from U.S. operations due to the Company's recent acquisition of Consumer.

      Gross profit increased $0.4 million, or 4.2%, to $9.9 million for the second quarter of fiscal 2001 as compared to $9.5 million for the second quarter of fiscal 2000 and increased $0.6 million, or 3.0%, to $20.3 million for the six months ended February 28, 2001, from $19.7 million for the same period in fiscal year 2000. Gross profit as a percentage of sales decreased from 20.3% for the three months ended February 29, 2000 to 19.8% for the same period in fiscal year 2001, and from 20.8% for the six months ended February 29, 2000 to 20.4% for the same period in fiscal year 2001. The decrease in gross profit as a percentage of sales for the first six months of fiscal 2001 as compared to the same period in fiscal 2000 was due to lower margins provided by Canada and equipment operations, offset by domestic closure savings from raw materials and decreased employee costs.

      Selling, general and administrative expenses decreased $0.9 million, or 11.4%, to $7.0 million for the three months ended February 28, 2001 as compared to $7.9 million for the same period in fiscal year 2000, and decreased as a percentage of sales from 16.9% for the three months ended February 29, 2000 to 13.9% for the three months ended February 28, 2001. For the six months ended February 28, 2001, selling, general and administrative expenses were $14.0 million, a decrease of $1.4 million, or 9.0%, from $15.4 million for the same period in fiscal year 2000. As a percentage of sales, the selling, general and administrative expenses were 14.1% for the six months ended February 28, 2001 as compared to 16.3% for the same period in fiscal year 2000. These decreases were primarily due to reduced legal expenses as a result of the Company successfully defending certain patents during the second quarter of fiscal year 2001.

      Research and development expense decreased $0.1 million, or 12.5%, to $0.7 million for the three months ended February 28, 2001 as compared to $0.8 million for the three months ended February 29, 2000 and decreased as a percentage of sales from 1.7% in the three months ended February 29, 2000 to 1.5% in the three months ended February 28, 2001. Research and development expense remained stable at approximately $1.4 million for the six month periods ended February 28, 2001 and February 29, 2000. As a percentage of sales, research and development expense was 1.4% for the six months ended February 28, 2001 as compared to 1.5% for the same period in fiscal 2000. The slight decreases in research and development expense for the three month period ended February 29, 2001 as compared to the same period in fiscal year 2000 were due primarily to a decrease in consulting costs.

      Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) increased $0.2 million, or 25.0%, to $1.0 million for the three months ended February 28, 2001 as compared to $0.8 million for the three months ended February 29, 2000 and increased $0.1 million, or 5.9%, to $1.8 million for the six months ended February 28, 2001 as compared to $1.7 million for the same period in fiscal 2000. The increase was primarily due to amortization of goodwill related to the Company’s acquisition of the remaining interest in Shanghai Portola Company Limited and amortization of additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer.

      For the six months ended February 28, 2001, restructuring costs totaled $1.9 million. During the first quarter of fiscal 2001, the Company recorded a restructuring charge of $1.8 million, which consisted of approximately $0.9 million for employee severance costs and approximately $0.9 million for the non-cash write-down of certain assets. The restructuring charges were incurred as the result of the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations effected approximately 70 employees. The Company recorded additional restructuring charges in its second quarter of fiscal year 2001 totaling approximately $0.1 million, which consisted of additional employee severance costs. As of February 28, 2001, approximately $0.6 has been charged against the restructuring reserve for expenditures related to these relocations.

      Interest income decreased $88,000 for the six month period ended February 28, 2001, as compared to the same period in fiscal year 2000.

      Interest expense decreased $0.4 million to $3.7 million for the three months ended February 28, 2001 as compared to $4.1 million for the three months ended February 29, 2000, and increased $0.3 million to $7.4 million for the six month period ended February 28, 2001, as compared to $7.1 million for the same period ended February 29, 2000. The increase in the six month period ended February 28, 2001 as compared to the same period ended February 29, 2000 was due to an increase in the Company’s outstanding balance of the senior revolving credit facility.

      Amortization of debt financing costs increased $0.1 million to $0.2 million for the three months ended February 28, 2001 as compared to $0.1 million for the three months ended February 29, 2000 and increased approximately $0.1 million to $0.3 million for the six months ended February 28, 2001 as compared to $0.2 million for the same period in fiscal 2000. This increase is due to the additional loan fees that are being amortized as a result of the amended and restated senior revolving credit facility entered into on September 29, 2000.

      A gain of $1.2 million was recognized during the first quarter of fiscal year 2001 on the sale in October 2000 of certain real estate located in San Jose. An additional gain of $3.4 million was recognized during the second quarter of fiscal year 2001 on the sale in December 2000 of certain real estate located in San Jose.

      The Company recorded a benefit for income taxes of $0.4 million for the six months ended February 28, 2001 based on its pre-tax loss using an effective tax rate of 20%. The effective rate of 63.8% for the three month period ended February 28, 2001 is due to not providing a benefit for losses generated in certain foreign jurisdictions. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a benefit from income taxes of $2.4 million for the six month period ended February 29, 2000.

Liquidity and Capital Resources

      The Company has relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 28, 2001, the Company had cash and cash equivalents of $4.1 million, an increase of $0.2 million from August 31, 2000.

      Cash provided by operations totaled $4.6 million for the six months ended February 28, 2001, a $4.0 million decrease from the $8.6 million provided by operations for the six months ended February 29, 2000. The decrease in net cash provided by operations was due to an increase in inventory offset by an increase in accounts payable and certain accrued liabilities related to the recent acquisition of Consumer. Working capital increased $0.9 million as of February 28, 2001, to $17.8 million, as compared to $16.9 as of February 29, 2000.

      Cash provided by investing activities was $30,000 for the six months ended February 28, 2001 as compared to using cash of $5.6 million for the same period in fiscal year 2000. In both periods, the use of cash consisted primarily of additions to property, plant and equipment. Proceeds from the sale of property, plant and equipment in the first six months of fiscal year 2001 were $6.9 million which includes $6.4 million from the sale of certain properties at Faulstich Court, San Jose, California.

      Cash used by financing activities was $4.2 million for the six month period ended February 28, 2001 as compared to $4.3 million for the first six months of fiscal year 2000. Cash used in fiscal 2001 was due to $1.4 million used to satisfy a book overdraft, $4.3 million paydown of long-term debt, $0.9 million payment of debit issuance costs, offset by $2.3 million borrowed under the senior revolving credit facility and $0.1 million provided by issuance of common stock. In addition, the Company issued common stock of $0.3 million in payment of certain of Consumer’s debt obligations and issued common stock of $0.6 million to shareholders of Consumer. The cash used in fiscal 2000 was primarily due to $3.3 million of cash used to satisfy a book overdraft.

      At February 28, 2001, the Company had $4.1 million in cash and cash equivalents as well as borrowing capacity under the senior revolving credit facility (of which $16.7 million was available for draw as of February 28, 2001). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures into fiscal year 2002.

Recent Accounting Pronouncements

      In the first quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 was not material to the Company’s financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      During December 2000 and January 2001, the Company settled the four patent infringement actions in which it had been engaged with three separate parties. The opposing parties in two of these actions had sought to have the court declare certain patents owned by the Company invalid. In the other two actions, the Company had sought damages for infringement of its patents. The opposing parties had also alleged anti-trust violations in two complaints and numerous other claims or counterclaims in all of the actions. As the result of the settlements, all of the Company’s patents at issue in all the cases remain valid, and all claims and counterclaims of the opposing parties were dismissed with prejudice. The Company is also subject to other legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) None.

(b) The Company filed a Form 8-K on January 29, 2001.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: April 12, 2001	/s/ Dennis L. Berg Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)