Form 10-Q
period 2001-05-31
PORTOLA PACKAGING INC
filed 2001-06-29
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2001

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

12,369,758 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,234,766 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at June 29, 2001.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

INDEX

		Page

Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of May 31, 2001 and August 31, 2000	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2001 and May 31, 2000	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2001 and May 31, 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports filed on Form 8-K	18

Signatures		19

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31,	August 31,

	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$2,818	$3,913

Accounts receivable, net	28,555	28,214

Inventories	14,848	15,913

Other current assets	1,737	1,638

Deferred income taxes	2,844	2,862

Total current assets	50,802	52,540

Property, plant and equipment, net	80,300	82,493

Goodwill, net	11,163	13,338

Patents, net	3,814	2,041

Debt financing costs, net	2,788	2,104

Investment in/advances to unconsolidated affiliates	560	586

Other assets	2,939	1,233

Total assets	$152,366	$154,335

LIABILITIES, MINORITY INTEREST, REDEEMABLE WARRANTS, COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$443	$315

Accounts payable	15,962	16,683

Book overdraft	—	1,390

Accrued liabilities	8,256	7,651

Accrued compensation	3,622	3,364

Accrued interest	1,963	4,924

Total current liabilities	30,246	34,327

Long-term debt, less current portion	137,180	134,533

Other long term obligations	796	708

Deferred income taxes	2,433	3,069

Total liabilities	170,655	172,637

Minority interest	74	24

Redeemable warrants to purchase Class A Common Stock	13,222	12,630

Commitments and contingencies (Note 6)

Common stock and other shareholders’ equity (deficit):

Class A convertible Common Stock, $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2

Class B, Series 1, Common Stock, $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 9,034 shares as of May 31, 2001
and 8,865 shares as of August 31, 2000	8	8

Class B, Series 2, convertible Common Stock, $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in both periods	1	1

Additional paid-in capital	9,271	8,277

Notes receivable from shareholders	(353)	(376)

Accumulated other comprehensive loss	(2,906)	(2,127)

Accumulated deficit	(37,608)	(36,741)

Total common stock and other shareholders’ equity (deficit)	(31,585)	(30,956)

Total liabilities, minority interest, redeemable warrants, common stock and other
shareholders’ equity (deficit)	$152,366	$154,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/01	5/31/00	5/31/01	5/31/00

	(unaudited)		(unaudited)

Sales	$56,239	$52,553	$155,758	$147,043

Cost of sales	42,426	40,528	121,651	115,325

Gross profit	13,813	12,025	34,107	31,718

Selling, general and administrative	7,486	7,330	21,486	22,706

Research and development	749	656	2,180	2,089

Amortization of intangibles	1,180	859	3,027	2,592

Restructuring costs	—	—	1,939	—

	9,415	8,845	28,632	27,387

Income from operations	4,398	3,180	5,475	4,331

Other (income) expense:

Interest income	(33)	—	(58)	(93)

Interest expense	3,606	3,715	10,982	10,808

Amortization of debt financing costs	177	109	494	318

Minority interest expense (income)	40	(103)	(16)	(168)

(Gain) loss from sale of property, plant and equipment	(2,032)	1	(6,593)	71

Other (income) expense, net	(61)	345	170	816

	1,697	4,067	4,979	11,752

Income (loss) before income taxes	2,701	(887)	496	(7,421)

Income tax expense (benefit)	1,211	(319)	771	(2,672)

Net income (loss)	$1,490	$(568)	$(275)	$(4,749)

Number of shares used in computing basic per share amounts	12,341	12,172	12,293	12,136

Basic income (loss) per share	$0.12	$(0.05)	$(0.02)	$(0.39)

Number of shares used in computing diluted per share amounts	14,991	12,172	12,293	12,136

Diluted income (loss) per share	$0.10	$(0.05)	$(0.02)	$(0.39)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine
	Months Ended

	5/31/01	5/31/00

	(unaudited)

Cash flows provided by operating activities:	$6,165	$10,045

Cash flows from investing activities:

Additions to property, plant and equipment	(10,178)	(8,472)

Proceeds from sale of property, plant and equipment	9,968	468

Payment for remaining interest in Shanghai Portola Packaging
Company Limited	—	(1,395)

(Increase) decrease in other assets	(985)	351

Net cash used in investing activities	(1,195)	(9,048)

Cash flows from financing activities:

Decrease in book overdraft	(1,390)	(3,338)

Repayments under long-term debt obligations, net	(4,520)	(736)

Borrowings under revolver, net	1,207	2,408

Payment of debt issuance costs	(998)	—

Payment on covenants not-to-compete	(297)	(233)

Issuance of common stock	144	74

Distributions to minority owners	(211)	(14)

Decrease in notes receivable from shareholders	23	—

Net cash used in financing activities	(6,042)	(1,839)

Effect of exchange rate changes on cash	(23)	(29)

Decrease in cash and cash equivalents	(1,095)	(871)

Cash and cash equivalents at beginning of period	3,913	2,372

Cash and cash equivalents at end of period	$2,818	$1,501

Supplemental non-cash information (Note 2):

Issuance of common stock related to acquisition	$550	$—

Issuance of common stock for extinguishment of debt	$300	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2000 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and nine month periods ended May 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2001.

2. Acquisition:

      On December 30, 2000, the Company entered into an agreement with Consumer Cap Corporation (“Consumer”) for the purchase of substantially all of Consumer’s assets and the assumption of certain of Consumer’s liabilities for a purchase price of approximately $1,477,000, including acquisition costs of $475,000, plus the assumption of liabilities totaling approximately $8,374,000. On January 12, 2001, the acquisition was completed through the purchase of the assets of Consumer by Northern Engineering and Plastics Corporation (“NEPCO”), a Delaware corporation and a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase and accordingly, the purchase was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price was financed through the issuance of $550,000 of the Company’s common stock and the incurrence of obligations for non-compete agreements of $452,000. In addition, the Company borrowed $4,474,000 under its senior revolving credit facility and issued $300,000 in common stock to extinguish a portion of the assumed debt obligations of Consumer.

      The allocation of the purchase price was based on an independent valuation and included an allocation of $3,612,000 to identifiable intangibles (including $1,800,000 to patents, $1,000,000 to customer lists, $452,000 to non-compete agreements and $360,000 to tradename). The identified intangibles are being amortized over three to sixteen years.

      NEPCO is being operated as a “restricted” subsidiary pursuant to the terms of the Company’s senior revolving credit facility and the senior note indenture. The operating results of Consumer have been included in the Company’s consolidated financial statements since the effective date of acquisition, January 1, 2001.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

      The following presents pro forma information assuming that the acquisition had occurred at the beginning of each respective period. Adjustments that have been included to arrive at the pro forma totals primarily relate to the amortization of identifiable intangible assets and the adjustment in interest expense to reflect the extinguishment of a portion of Consumer’s debt and the related borrowings under the Company’s senior revolving credit facility. An income tax benefit has not been recognized for the net loss of Consumer due to the limitations under Section 382 of the Internal Revenue Code of 1986 as amended and due to the Company’s current tax position.

	For the Nine
	Months Ended

	5/31/01	5/31/00

	(in thousands)
Proforma sales	$159,185	$154,219

Proforma net loss	$(1,648)	$(7,693)

Proforma net loss per share:

Basic and diluted loss per share	$(0.13)	$(0.63)

      The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

Cash Flow Information:

      The details related to the acquisition for the nine month period ended May 31, 2001 are as follows (in thousands):

Fair value of assets acquired	$9,851

Fair value of liabilities assumed	$8,374

Fair value of common stock issued	$550

Fair value of obligations for non-compete agreements	$452

Issuance of common stock for extinguishment of debt	$300

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3. Computation of Earnings (Loss) Per Common Share:

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

4. Restructuring:

      For the nine months ended May 31, 2001, restructuring costs totaled $1,939,000. During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations effected approximately 70 employees. The Company recorded restructuring charges in its first quarter of fiscal year 2001 totaling approximately $1,856,000, which consisted of approximately $956,000 for employee severance costs and approximately $900,000 for the non-cash write-down of certain assets. The Company recorded additional restructuring charges in its second quarter of fiscal year 2001 totaling approximately $83,000 which consisted of additional employee severance costs. As of May 31, 2001, approximately $721,000 had been charged against the restructuring reserve for expenditures related to these relocations.

5. Inventories:

      As of May 31, 2001 and August 31, 2000, inventories consisted of the following (in thousands):

	May 31,	August 31,
	2001	2000

	(unaudited)

Raw materials	$7,436	$8,577

Work in process	1,984	2,614

Finished goods	5,428	4,722

	$14,848	$15,913

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

      In November 2000, the Company’s Mexican subsidiary entered into a ten year lease of a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

      In March 2001, the Company’s Canadian subsidiary entered into a five year lease of a building in Toronto, Canada commencing in March 2001. The Company’s Canadian operations will expand their bottling operations in this new building during the fourth quarter of fiscal 2001.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

7. Recent Accounting Pronouncements:

      In the first quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 was not material to the Company’s financial statements.

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

8. Segment Information:

      The Company’s reportable operating businesses are organized primarily by geographic region. The United States, the United Kingdom, Canada and Mexico offer both closure and bottle product lines and China offers closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

      The table below presents information about reported segments for the three and nine month periods ended May 31, 2001 and 2000, respectively (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/01	5/31/00	5/31/01	5/31/00

Revenues

United States	$32,911	$30,968	$93,819	$88,250

Canada	6,525	6,199	19,105	18,642

United Kingdom	7,953	6,891	21,172	18,540

Mexico	4,373	3,017	10,988	8,631

China	825	740	1,648	1,461

Other	3,652	4,738	9,026	11,519

Total Consolidated	$56,239	$52,553	$155,758	$147,043

Adjusted EBITDA

United States	$8,660	$8,576	$24,185	$20,598

Canada	672	996	1,991	2,963

United Kingdom	1,678	1,193	4,215	3,072

Mexico	856	320	2,049	824

China	278	207	253	158

Other	(2,036)	(3,156)	(9,315)	(8,707)

Total Consolidated	$10,108	$8,136	$23,378	$18,908

      Intersegment revenues totaling $3.5 million and $1.7 million for the three month periods ended May 31, 2001 and 2000, respectively, and $7.9 million and $4.8 million for the nine month periods ended May 31, 2001 and 2000, respectively, have been eliminated from the segment totals presented above.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

      The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated income (loss) before income taxes for the three and nine month periods ended May 31, 2001 and 2000, respectively (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/01	5/31/00	5/31/01	5/31/00

Total Adjusted EBITDA – for reportable segments	$10,108	$8,136	$23,378	$18,908

Depreciation and amortization	(5,933)	(5,234)	(16,551)	(15,575)

Interest expense, net	(3,573)	(3,715)	(10,924)	(10,715)

Restructuring costs	—	—	(1,939)	—

Gain (loss) from sale of property, plant and equipment	2,032	(1)	6,593	(71)

Other	67	(73)	(61)	32

Consolidated income (loss) before income taxes	$2,701	$(887)	$496	$(7,421)

9. Other Comprehensive Income (Loss):

      The table below presents information about other comprehensive income (loss) for the three and nine month periods ended May 31, 2001 and 2000, respectively (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/01	5/31/00	5/31/01	5/31/00

Net income (loss)	$1,490	$(568)	$(275)	$(4,749)

Cumulative translation adjustment	(36)	(1,430)	(779)	(1,166)

Total comprehensive income (loss)	$1,454	$(1,998)	$(1,054)	$(5,915)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Disclosures Regarding Forward-Looking Statements

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

Results of Operations

Three Months Ended May 31, 2001 Compared to the Three Months Ended May 31, 2000

      Sales increased $3.7 million, or 7.0%, from $52.6 million for the three months ended May 31, 2000 to $56.2 million for the three months ended May 31, 2001. The increase in sales for the third fiscal quarter was primarily due to increased sales from the Company’s foreign operations of approximately $2.8 million due to increased market demand and approximately $0.9 million from U.S. operations. Of the $0.9 million sales increase provided by U.S. operations, $1.7 million related to U.S. closures primarily due to the Consumer acquisition, offset by a decrease in sales of $0.8 million by the equipment division due to a delay in the completion of a large customer project during the third quarter of fiscal 2001.

      Gross profit increased $1.8 million to $13.8 million, or 14.9%, for the third quarter of fiscal 2001 as compared to $12.0 million for the third quarter of fiscal 2000. Gross profit as a percentage of sales increased from 22.9% for the three months ended May 31, 2000 to 24.6% for the same period in fiscal year 2001. Contributing factors to the increased gross margin percentages are primarily from employee cost savings and synergies from the Consumer acquisition, as well as increased margins from the foreign operations.

      Selling, general and administrative expenses increased $0.2 million, or 2.1%, to $7.5 million for the three months ended May 31, 2001 as compared to $7.3 million for the same period in fiscal year 2000, and decreased as a percentage of sales from 14.0% for the three months ended May 31, 2000 to 13.3% for the three months ended May 31, 2001. The selling, general and administrative expenses increased primarily due to the increase in commission expense incurred as a result of increased sales for the three months ended May 31, 2001.

      Research and development expense remained relatively consistent at $0.7 million for the three months ended May 31, 2001 and May 31, 2000, respectively. As a percentage of sales, research and development expense was 1.3% and 1.2% for the three months ended May 31, 2001 and May 31, 2000, respectively.

      Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) increased $0.3 million, or 37.4%, to $1.2 million for the three months ended May 31, 2001 as compared to $0.9 million for the three months ended May 31, 2000. The increase was primarily due to amortization of additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer.

      The Company did not incur restructuring charges for either the three months ended May 31, 2001 or May 31, 2000.

      Interest income was $33,000 for the three months ended May 31, 2001.

      Interest expense decreased by $0.1 to $3.6 million for the three months ended May 31, 2001 as compared to $3.7 for the same period in fiscal 2000.

      Amortization of debt financing costs increased slightly from $0.1 million for the three months ended May 31, 2000 to $0.2 million for the three months ended May 30, 2001. This increase was due to the additional loan fees that are being amortized as a result of the amended and restated senior revolving credit facility entered into on September 29, 2000.

      For the three months ended May 31, 2001, a gain of $2.1 million was recognized on the sale of certain properties located in San Jose, California, offset by a $0.1 million loss on the sale of property, plant and equipment.

      The Company recorded income tax expense of $1.2 million for the three months ended May 31, 2001 based on its pre-tax income using an effective tax rate of 45%. The effective rate of 45% for the three month period ended May 31, 2001 is due to not providing a benefit for losses generated in certain foreign jurisdictions. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a benefit from income taxes of $0.3 million for the three month period ended May 31, 2000.

Nine Months Ended May 31, 2001 Compared to the Nine Months Ended May 31, 2000

      For the first nine months of fiscal year 2001 sales were $155.8 million compared to $147.0 million for the first nine months of fiscal year 2000, a 5.9% increase. The increase in sales for the first nine months of fiscal 2001 compared to the same period in fiscal 2000 was mainly attributable to increased sales of approximately $5.6 million from the Company’s foreign operations due to increased market demand and approximately $1.6 million and $1.5 million, respectively, from U.S. operations primarily due to the Company’s acquisition of Consumer and also increased sales in the equipment division recognized during the first half of fiscal 2001.

      Gross profit increased $2.4 million, or 7.5%, to $34.1 million for the nine months ended May 31, 2001, from $31.7 million for the same period in fiscal year 2000. Gross profit as a percentage of sales increased from 21.6% for the nine months ended May 31, 2000 to 21.9% for the first nine months of fiscal year 2001. Gross profit increased in dollars, primarily from domestic raw material and employee cost savings and synergies from the Consumer acquisition, as well as increased margins from the foreign operations.

      For the nine months ended May 31, 2001, selling, general and administrative expenses were $21.5 million, a decrease of $1.2 million, or 5.4%, from $22.7 million for the same period in fiscal year 2000. As a percentage of sales, selling, general and administrative expenses were 13.8% for the nine months ended May 31, 2001 as compared to 15.4% for the same period in fiscal year 2000. For the nine months ended May 31, 2001, these decreases were primarily due to reduced legal expenses as a result of the Company successfully defending certain patents during the second quarter of fiscal year 2001.

      For the nine months ended May 31, 2001, research and development expense was $2.2 million, an increase of $0.1 million, or 4.4%, from $2.1 million for the same period in fiscal 2000, and remained relatively consistent at 1.4% as a percentage of sales for the nine months ended May 31, 2001 and May 31, 2000.

      Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) increased $0.4 million, or 16.8%, to $3.0 million for the nine months ended May 31, 2001 from $2.6 million for the same period in fiscal 2000. The increase was primarily due to amortization of goodwill related to the Company’s acquisition of the remaining interest in Shanghai Portola Packaging Company Limited and amortization of additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer.

      For the nine months ended May 31, 2001, restructuring costs totaled $1.9 million. During the first quarter of fiscal 2001, the Company recorded a restructuring charge of $1.8 million, which consisted of approximately $0.9 million for employee severance costs and approximately $0.9 million for the non-cash write-down of certain assets. The restructuring charges were incurred as the result of the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations effected approximately 70 employees. The Company recorded additional restructuring charges in its second quarter of fiscal year 2001 totaling approximately $0.1 million, which consisted of additional employee severance costs. As of May 31, 2001, approximately $0.7 million had been charged against the restructuring reserve for expenditures related to these relocations.

      Interest income was $0.1 million for the nine months ended May 31, 2001 and May 31, 2000.

      Interest expense increased by $0.2 million to $11.0 million for the nine months ended May 31, 2001 from $10.8 million for same period in fiscal year 2000 due to an increase in the Company’s outstanding balance of the senior revolving credit facility.

      Amortization of debt financing costs increased approximately $0.2 million to $0.5 million for the nine months ended May 31, 2001 as compared to $0.3 million for the same period in fiscal 2000. This increase was due to the additional loan fees that are being amortized as a result of the amended and restated senior revolving credit facility entered into on September 29, 2000.

      For the nine months ended May 31, 2001, a gain of $6.7 million was recognized on the sale of certain real estate located in San Jose, California, offset by a $0.1 million loss on the sale of property, plant and equipment.

      The Company recorded income tax expense of $0.8 million for the nine months ended May 31, 2001 based on its pre-tax income using an effective tax rate of 155%. The effective rate of 155% for the nine month period ended May 31, 2001 is due to not providing a benefit for losses generated in certain foreign jurisdictions. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company recorded a benefit from income taxes of $2.7 million for the nine month period ended May 31, 2000.

Liquidity and Capital Resources

      The Company has relied primarily upon cash from operations, borrowings from financial institutions and, to a lessor extent, sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 2001, the Company had cash and cash equivalents of $2.8 million, a decrease of $1.1 million from August 31, 2000.

      Cash provided by operations totaled $6.2 million for the nine months ended May 31, 2001, a $3.8 million decrease from the $10.0 million provided by operations for the nine months ended May 31, 2000. The decrease in net cash provided by operations was due to a decrease in inventory offset by an increase in accounts payable and certain accrued liabilities related to the Company’s acquisition of Consumer. Working capital increased $2.4 million as of May 31, 2001 to $20.6 million as compared to $18.2 million as of May 31, 2000.

      Cash used in investing activities was $1.2 million for the nine months ended May 31, 2001 as compared to using $9.0 million for the same period in fiscal year 2000. In both periods, the use of cash consisted primarily of additions to property, plant and equipment and in fiscal 2000 included the use of cash for the acquisition of the remaining interest in Shanghai Portola Packaging Company Limited. Proceeds from the sale of property, plant and equipment in the first nine months of fiscal year 2001 were $10.0 million, which includes $9.6 million from the sale of certain properties at Faulstich Court, San Jose, California.

      Cash used by financing activities was $6.0 million for the nine month period ended May 31, 2001 as compared to providing funds of $1.8 million for the first nine months of fiscal year 2000. The cash used in fiscal 2001 was due to $1.4 million used to satisfy a book overdraft, a $4.6 million paydown of long-term debt, a $1.0 million payment of debt issuance costs, and $0.2 million in payments under covenants not-to-compete agreements, offset by $1.2 million borrowed under the senior revolving credit facility and $0.1 million provided by issuances of common stock. The cash used in fiscal 2000 was primarily due to $3.3 million of cash used to satisfy a book overdraft.

      At May 31, 2001, the Company had $2.8 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which $20.0 million was available as of May 31, 2001). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations and financing available from other sources, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures into fiscal year 2002.

Recent Accounting Pronouncements

      In the first quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 was not material to the Company’s financial statements.

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

PART II —OTHER INFORMATION

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

      The annual meeting of the stockholders of the Company was held on March 21, 2001, for the purpose of electing five members of the Board of Directors of the Company and ratifying the selection by the Board of Directors of the Company’s independent public accountants for the fiscal year ending August 31, 2001. Proxies representing 6,809,630 shares of the 9,034,310 shares of Class B Common Stock, Series 1 issued and outstanding on the record date, or approximately 75% of the outstanding shares of such series, were received and entitled to be voted at the annual meeting. Proxies representing 838,572 shares of the 1,171,430 shares of Class B Common Stock, Series 2 issued and outstanding on the record date, or approximately 72% of the outstanding shares of such Series, were received and entitled to be voted at the annual meeting. The holders of Class B Common Stock, Series 1 and Series 2, vote as a single class.

      Christopher C. Behrens, Jeffrey Pfeffer and Larry C. Williams each received 7,607,033 votes, representing approximately 75% of the total voting shares outstanding, Timothy Tomlinson received 7,608,202 votes and Jack L. Watts received 7,648,202 votes, representing in each case 75% of total voting stock outstanding. Each such individual was elected to serve as a Director of the Company until the Company’s next annual meeting. The holders of 7,648,202 shares represented and entitled to vote at the annual meeting, representing approximately 75% of all shares present and voting at the meeting (and approximately 75% of the total voting shares outstanding), also ratified and approved the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending August 31, 2001.

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

      (a) None

      (b) The Company filed a Form 8-K/A on March 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: June 29, 2001	/s/ Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)