Form 10-K
period 2001-08-31
PORTOLA PACKAGING INC
filed 2001-11-26
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Registrant’s voting stock is privately held and the aggregate market value of the voting stock held by non-affiliates is not calculable.

     12,412,871 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,277,879 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at October 31, 2001.

     Documents incorporated by reference: None

PORTOLA PACKAGING, INC.
2001 ANNUAL REPORT ON FORM 10-K

     Trademark acknowledgments:

     Cap Snap®, Snap Cap®, Cap Snap Seal®, Portola Packaging®, Nepco®, Non-Spill®, TWIST & SPOUT®, Cap Profile Logo®, Cap Seal®, Plasto-Lok®, the Consumer Cap logo and the Portola logo are registered trademarks of Portola Packaging, Inc. (the “Company”). All other product names of the Company are trademarks of the Company.

PART I

Item 1. BUSINESS

Overview

     Portola Packaging, Inc. (together with its subsidiaries referred to hereinafter as the “Company” or “Portola”) is a leading designer, manufacturer and marketer of tamper evident plastic closures, bottles, related equipment and tooling used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products. The Company’s principal closure product lines include (i) small closures, (ii) five-gallon closures, (iii) widemouth closures, (iv) fitments and (v) push-pull dispensing closures. Portola also designs, manufactures and supplies high speed capping equipment and complete turnkey water bottling systems, which are marketed by the Company primarily under the tradenames “PortaPlant” and “Adapta”. The Company’s Canadian, Mexican and United Kingdom operations, as well as Sterling Containers, LLC, a domestic joint venture, also manufacture a wide variety of blow molded plastic bottles for dairy, water, juice and industrial applications. Portola’s closure and bottle products are primarily manufactured through technologically advanced, high speed injection and blow molding processes at six modern manufacturing facilities strategically located throughout the United States, four facilities located in Canada, one facility each located in the United Kingdom, Mexico, China and a joint venture in Europe. In addition, the Company has two equipment facilities, one each located in Michigan and Pennsylvania. Management believes that the Company is a leader in a majority of the markets it serves and that the Company is the sole or largest supplier of plastic closures for a majority of its customers. The Company sells over 12.9 billion closures and 205 million bottles annually under the names CapSnap, Nepco, Portola Packaging and other brand names to over 2,500 customers. Most of the Company’s customers have been doing business with the Company for more than ten years. Many features of the Company’s closure products are proprietary, and Portola holds more than 100 domestic and international patents on the design of container closures and compatible bottlenecks.

History

     The Company was incorporated in California in 1964, and reincorporated in Delaware in April 1994. Portola (formerly known as Cap Snap Seal, Inc.) was acquired from the founders in 1986 by a group led by Jack L. Watts, the Company’s current Chairman of the Board and Chief Executive Officer. Since Portola was acquired from the founding family, the size of the Company as measured by sales and closure and bottle unit volume has increased from $26.1 million in sales and 2.1 billion in closure units sold for fiscal 1987 to $219.4 million in sales and 12.9 billion closures and 205 million bottles sold for fiscal year 2001. Portola’s senior management has significant experience in the plastic packaging business and an average tenure of seven years at the Company.

     Consistent with the Company’s objective to expand through strategic acquisitions, on June 30, 1994, the Company acquired Northern Engineering & Plastics Corp., a Pennsylvania corporation, and certain related companies and assets (collectively, “Pennsylvania Nepco”) for a purchase price of $43.7 million. The acquisition of Pennsylvania Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, has enabled the Company to establish new customer relationships, diversify and expand its product offerings and customer base and benefit from Pennsylvania Nepco’s proprietary product designs. On June 16, 1995, the Company purchased for $13.6 million the 50% interest it had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers (the “Western Canadian Acquisition”). The companies acquired in the Western Canadian Acquisition were amalgamated and now operate under the name “Portola Packaging Canada Ltd”. On September 1, 1996, the Company purchased for $2.1 million Rapid Plast J-P. Inc. (“Rapid Plast”), a company headquartered in Montreal, Quebec (the “Eastern Canadian Acquisition”). Rapid Plast now operates under the name “Portola Packaging Ltd.” and is engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The Canadian acquisitions have enabled the Company to establish a position in the Canadian bottle manufacturing marketplace and to advance its position in the Canadian closure marketplace. On September 1, 1995, the Company completed the acquisition of the 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as Portola Packaging Limited (“Portola Packaging Ltd. (U.K.)”) for a purchase price of approximately $1.5 million. Portola Packaging Ltd. (U.K.), a corporation organized under the laws of England and Wales, is engaged in manufacturing closures for distribution primarily in the United Kingdom with some exports to other European countries and the Middle East.

     During fiscal year 1999, the Company acquired 65% interests in two newly formed limited liability companies, Associated Sales Group, LLC (“ASG”) and Leonard S. Slaughter and Associates, LLC (“LSA”). ASG and LSA are organizations that market products primarily for the Company and generate commissions based on sales made primarily to the Company’s customers. Also, during fiscal year 1999, the Company entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging Gmb.H (“CSE”), which is 50% owned by the Company. CSE currently sells closures for five-gallon water bottles that are produced primarily by the Company’s United Kingdom subsidiary. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey which produces and sells five-gallon water bottles for the European and Middle Eastern market places. On March 31, 1999, the Company purchased certain operating and intangible assets and paid off certain liabilities of Allied Tool, Inc. through its wholly-owned subsidiary, Portola Allied Tool, Inc. (“Portola Allied”), for a total purchase price of $2.2 million. Portola Allied is located in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry. Effective July 27, 1999, the Company completed the acquisition of the remaining 50% interest in Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”) for a purchase price of $3.0 million. PPI Mexico is engaged in the manufacture and distribution of plastic water bottles and plastic closures. In April 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produces and sells five-gallon PET water bottles out of one of the Company’s domestic plants. Sterling leases the bottle making machinery from Kimex and plant space and support equipment from the Company.

     During fiscal year 2000, the Company acquired a 70% interest in a newly formed limited liability company, Great Lakes Sales Associates, LLC (“GLA”). GLA is an organization that markets products primarily for the Company and generates commissions based on sales made primarily to the Company’s customers. Effective March 22, 2000, the Company acquired the remaining 45% ownership interest in Shanghai Portola Packaging Company Limited (“PPI China”) for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of plastic closures for the Asian marketplace, Australia and New Zealand.

     Effective January 1, 2001, the Company purchased certain assets and assumed certain liabilities of Consumer Cap Corporation (“Consumer”) through its wholly-owned Delaware subsidiary, Northern Engineering and Plastics Corporation (“Delaware Nepco”), for approximately $9.9 million (See Note 2 of the Notes to the Consolidated Financial Statements). Consumer is engaged in manufacturing and distributing closures in Chino, California; Batavia, Illinois; and Sumter, South Carolina.

     During fiscal year 2001, the Company formed a wholly-owned subsidiary, Atlantic Packaging Sales LLC (“APS”). APS is an organization that will market products primarily for the Company and will generate commissions based on sales made primarily to the Company’s customers. APS will begin operations during the first quarter of fiscal year 2002.

Disclosures Regarding Forward-Looking Statements

     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this Report entitled “Plastic Closure Market”, “Raw Materials and Production”, “Competition”, “Risk Factors”, and “Quantitative and Qualitative Disclosures About Market Risk”. These sections describe risks which could cause actual results to differ materially from such forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

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

     Emphasizing Research and Development and Product Engineering. The Company is continuing its commitment to research and development, a commitment that has led to significant product innovations. These innovations include the original snap cap design, the five-gallon closure, the “tear strip” feature that has become a standard tamper evident mechanism for food and non-carbonated beverage products, improved recloseable plastic dispensing fitments for gable-top fruit juice and milk cartons, and improvements to the snap-screw cap.

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

     Expanding Sales in International Markets. The Company expects significant growth in international markets for plastic closures and capping and filling equipment, as bottled water and other non-carbonated water companies in Europe, the Far East, Latin America and elsewhere adopt more advanced packaging materials and techniques. The Company is seeking to capitalize on the opportunity for expansion into international markets through the formation and purchase of its joint ventures with local bottle manufacturers, bottlers, and distributors and by increasing export sales of closures and capping and filling equipment. The Company has a joint venture in Europe and in the United States. The Company’s wholly-owned operations in Mexico, Canada, the United Kingdom and China began as joint ventures. See “International Sales and Joint Ventures.”

     Seeking Strategic Acquisitions. Portola plans to continue its program of seeking to acquire businesses serving similar customers using proprietary product and process technologies that offer opportunities to improve costs or extend the Company’s product lines. The Company may also expand its acquisition strategy to include businesses that serve other customer bases as well. Since fiscal 1994, the Company has acquired Pennsylvania Nepco, its Chinese, Mexican, Canadian, and United Kingdom operations, the assets of both Allied Tool, Inc. and Consumer Cap Corporation, and entered into joint ventures domestically as well as in Europe.

Plastic Closure Market

     Portola competes in the closure segment of the worldwide container packaging industry, focusing specifically on proprietary tamper evident plastic closure applications. Container closure devices have various applications with designs engineered to meet specific use requirements. Major product applications for container closures include dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products.

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

     The use of plastic closures has grown with the trend toward tamper evident packaging. A tamper evident feature is highly valued by the food and beverage market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. Portola invented the original snap-on cap design as well as the “tear strip” feature with breakaway bands for plastic closures, which provided the standard tamper evident mechanism for the food and non-carbonated beverage industries.

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

Products

     Portola designs, manufactures and markets a wide array of tamper evident plastic closures for applications in dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products. The Company also designs, manufactures and markets (i) high speed capping equipment for use by its plastic closure customers in their bottling and packaging operations, (ii) tooling and molds used in the blowmolding industry (iii) customized bottling systems for returnable water cooler bottles which it markets primarily under the names “PortaPlant” and “Adapta”, and (iv) blow molded bottles for use in the dairy, water, juice and industrial markets. The Company’s sales of plastic closures represented approximately 79%, 79% and 80% of total sales in fiscal years 2001, 2000 and 1999, respectively. In fiscal year 2001, the balance of the sales was for bottles (12%), equipment (6%) and other (3%).

Plastic Closures

     The Company’s plastic closures are broadly grouped into five categories: (i) small closures used to cap blow-molded plastic bottles, (ii) closures for five-gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. The Company offers a wide variety of plastic closures under each of its principal product lines to satisfy specific market application and customer requirements. Most of the Company’s plastic closures offer a snap-on or snap-screw feature, designs which are preferred by packagers because they reduce production costs and leakage. The Company’s plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for food and non-carbonated beverage products. The Company’s plastic closures range in size from 28mm to 110mm, and conform to international packaging standards. The Company offers over 50 individual closure products. The Company also offers 40 standard colors, in addition to custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities to provide product distinction for its customers.

     The following table describes the Company’s principal plastic closure product lines.

Product Line	Description	Market Application

Small closures	Plastic closures for plastic blow-molded bottles	Milk, fruit juices, bottled water, vinegar and liquor
Five-gallon closures	Plastic closures for glass and plastic returnable water cooler bottles	Water cooler bottles
Widemouth closures	Plastic closures for widemouth plastic containers	Institutional foods, including condiments, mayonnaise and salad dressing
Fitments	Recloseable plastic dispensing fitments for polyethylene-coated gable-top paperboard cartons	Orange juice, lemonade, other juice and dairy products
Push-pull dispensing closures	Dual tamper evident closures with push-pull feature	Bottled water, flavored water, sports drinks

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

PortaPlants/Adapta

     In addition to plastic closures and capping equipment, the Company also designs, manufactures and markets customized five-gallon water capping and filling systems. The Company’s most comprehensive five-gallon water bottling system is its PortaPlant system. The PortaPlant and Adapta systems are compact bottle washing, filling, capping and conveying systems for glass and plastic water bottles. Depending on size, the Adapta system can process 300 to 600 bottles per hour and the PortaPlant system can process 600 to 3,000 bottles per hour. The PortaPlant’s modular design makes it ideal for new and small water bottling companies as well as established companies whose growth requires integrated expansion. Portola has focused its sales efforts for PortaPlants internationally as less developed countries look for improved distribution of safe and reliable drinking water.

Plastic Bottles

     In Canada and Mexico, in addition to marketing closures, the Company produces a wide variety of blowmolded plastic bottles for use in the dairy, water and juice industries. The ability to market the closures and bottles together enables the Canadian and Mexican operations to provide their customers with a complete packaging system.

     In the UK, in addition to marketing closures, the Company produces five-gallon polycarbonate water bottles for use in the water industries throughout Europe.

     During fiscal year 1999, the Company also formed two joint ventures, one of which produces and sells five- gallon PET water bottles domestically from an existing Company plant located in the United States and one of which sells five-gallon polycarbonate bottles in the European marketplace.

Product Development

     The Company continues to be committed to product development and engineering. Its research and development group and engineering staff provide a range of design and development services, focusing primarily on (i) new products and product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with the Company’s closures and its customers’ containers. Research and development expenditures for fiscal years 2001, 2000 and 1999 were $3.1 million, $2.9 million and $2.7 million, respectively.

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

Raw Materials and Production

     The majority of the resin used in production is low density polyethylene (LPDE), but the Company also uses high density, linear low, polypropylene and polycarbonate. The principal raw material for the Company’s plastic closures and bottles is injection and blow molding grade resin, which generally accounts for at least 60% of the cost of all raw materials purchased for the Company’s plastic closures and bottles. The Company believes that due to its volume purchases it is able to negotiate better pricing with resin suppliers, although prices for resin can fluctuate substantially over relatively short periods of time. The Company has not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. The Company generally has been able to pass on increases in resin prices directly to its customers. Significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, could have a material adverse effect on the Company’s financial condition and results of operations.

     In order to produce plastic closures and bottles, the resin, which is delivered as small pebble-size pellets to large storage silos, is conveyed through a pipeline system to injection and blow molding machines, where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected and blow molded at high pressure into a specially designed, multi-cavity mold. The principal equipment in the Company’s plants includes injection and blow molding machines, finishing lines to print, label and insert closures with foam or foil to meet customer requirements, and automated systems for handling and processing raw materials and finished goods. The Company uses a similar, highly automated process in the production of its bottles. By automating its manufacturing operations, the Company is able to limit its direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products.

Backlog

     Production and delivery cycles for closures and bottles are very short and the Company’s backlog is generally cancelable on short notice. Backlog for closures and bottles is generally two to three weeks of orders and is relatively constant from period to period. Contracts for equipment purchases generally include cancellation penalties. Due to the short production and delivery cycles for closures and bottles, the Company does not believe backlog information is a material factor in understanding its business.

Sales, Marketing and Customer Service

     The Company markets its products through its internal sales department, through domestic and international networks of sales representatives, and through some distributors. Calls on customers by these internal salespersons and external representatives, along with participation at trade shows, are the primary means of customer contact. A number of the Company’s customers are large corporate clients with numerous production facilities, each of which may make its own separate purchase decisions. The Company’s most significant customers are processors and packagers of fluid milk, non-carbonated bottled water, chilled juice, other flavored drinks and condiments for wholesale and institutional use. The Company’s customer base includes over 2,500 customers. The Company’s top ten customers accounted for approximately 36% of the Company’s sales during the fiscal year ended August 31, 2001, and none accounted for more than 9% of sales during that period. Most of the Company’s customers have been doing business with the Company for more than ten years.

     Attention to customer service is a critical component of the Company’s marketing effort. The Company’s customers operate high-speed, high-volume production lines, with many handling perishable products. In order to assure that the production lines operate efficiently and avoid costly line stoppages, customers rely on the Company’s ability to provide reliable, on-time delivery of its closure and bottle products and to maintain uniform quality of those products. The Company also provides technical assistance to its customers in the form of an in-house service team that can be dispatched on short notice to solve bottling line problems throughout the world. Several of the Company’s field service representatives have extensive blow-molding technical expertise that is especially important in resolving bottle leakage problems for customers.

International Sales and Joint Ventures

     Although the Company’s sales are primarily domestic, the Company has experienced growth in international sales. International sales increased to $83.7 million in 2001 from $76.8 million and $70.3 million in 2000 and 1999, respectively, due to bottled water companies and other non-carbonated beverage companies in Europe, the Far East, Latin America and elsewhere adopting more advanced packaging materials and techniques as well as a shift to local production by the Company’s subsidiaries. For the fiscal years ended August 31, 2001, 2000, and 1999, export closure sales from the United States to unaffiliated customers were $2.8 million, $4.9 million, and $10.0 million, respectively. The Company’s export closure sales from the United States have declined, as the Company’s international subsidiaries located in the United Kingdom, Canada, Mexico and China have developed, produced, and sold more product locally. As a result of the shift to local production, sales in these regions are growing with the aid of local increased capacity.

     In the last several years, the Company has utilized joint ventures with bottle manufacturers, bottlers and distributors to gain footholds in international markets. By offering plastic closures, bottles, capping equipment and turnkey bottling systems, the Company can provide joint venture partners with a complete solution to their bottling and capping requirements. Now wholly-owned by Portola, subsidiaries in the United Kingdom, Canada, Mexico and China each began as joint ventures. During fiscal year 1999, the Company formed a joint venture with Greiner A.G. of Austria to form Capsnap Europe Gmb.H (“CSE”), to sell five-gallon water caps and five-gallon water bottles for the European and Middle Eastern marketplaces. Also during fiscal year 1999, the Company entered into a joint venture with Kimex Group, LLC to form Sterling Containers, LLC, to sell five-gallon PET water bottles out of one of the Company’s domestic plants.

Competition

     The Company competes in marketing container closures and bottles to the food and beverage industry on the basis of price, product design, product quality, reliability, on-time delivery and customer service. Among the attributes that the Company believes distinguish it from other sellers of closure systems and provide a competitive advantage are the Company’s proprietary products, the Company’s ability to provide its customers with innovative, low-cost closures and complete capping systems, the Company’s reputation for quality, reliability and service, and the Company’s automated and strategically located production facilities.

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

Employees

     As of August 31, 2001, the Company had 1,072 full-time employees, 43 of whom were engaged in product development, 93 in marketing, sales and customer support, 859 in manufacturing and 77 in finance and administration. The Company uses seasonal and part-time employees for training, vacation replacements and other short-term requirements. None of the Company’s employees in the United States are covered by any collective bargaining agreement; approximately 33 of the employees of one of the Company’s Canadian subsidiaries are members of the Teamsters Union. The Company has never experienced a work stoppage and believes that employee relations are good.

Risk Factors

     The following risk factors, in addition to the risks described elsewhere in the description of the Company’s business in this report, including, without limitation, those described under the captions “Plastic Closure Market”, “Raw Materials and Production”, “Competition” and “Quantitative and Qualitative Disclosures About Market Risk” may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by the Company or its representatives:

Substantial Leverage; Limitations Associated with Restrictive Covenants

     At August 31, 2001, the Company had indebtedness outstanding of approximately $142.0 million. $110.0 million of this amount represented the principal amount of the senior notes issued by the Company in October 1995, which is due in 2005; $20.9 million of the balance represented funds drawn under the Company’s $50.0 million revolving line of credit; and $1.0 million of the indebtedness was principally comprised of foreign subsidiary loans and capital lease obligations. In addition, the Company’s total indebtedness at August 31, 2001 included redeemable warrants with a carrying value of $10.1 million. See Note 9 of the Notes to the Consolidated Financial Statements for additional information on the redeemable warrants.

     The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company’s ability to obtain financing for future working capital needs or for acquisitions or other purposes is limited and from time to time in the future may be limited; (ii) a substantial portion of the Company’s cash flow from operations will be dedicated to debt service, thereby reducing funds available for operations; (iii) certain of the Company’s borrowings, including borrowings under the Company’s credit facility, will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the substantial indebtedness and the restrictive covenants to which the Company is subject under the terms of its indebtedness may make the Company more vulnerable to economic downturns, may reduce its flexibility to respond to changing business conditions and opportunities, and may limit its ability to withstand competitive pressures. The Company’s ability to make scheduled payments of the principal of and interest on, or to refinance, its indebtedness will depend upon its future operating performance and cash flows which are subject to prevailing economic conditions, market conditions in the packaging industry, prevailing interest rates and financial, competitive, business and other factors, many of which may be beyond the Company’s control.

Dependence on New Business Development and International Expansion

     The Company believes that the domestic markets for its traditional products have become relatively mature and that, in order to grow, the Company will increasingly rely on new products, such as single start, fitments and non-spill closures, as well as expansion into international markets. Developing new products and expanding into new markets will require a substantial investment and involve additional risks such as assessing the values, strengths, weaknesses and potential profitability of acquisition candidates. There can be no assurance that the Company’s efforts to achieve such development and expansion will be successful. There are additional risks of potential adverse effects on the Company’s operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. Moreover, as described above, the Company’s debt instruments impose significant restrictions under certain circumstances on the ability of the Company to make investments.

     The Company’s international operations are subject to certain risks associated with doing business in foreign countries, including the possibility of adverse governmental regulation, additional taxation, exchange rate fluctuations and other potential risks. There can be no assurance that the Company’s foreign operations will be successful. Also, these operations may require additional funding, which the Company may or may not be able to provide.

Customer Consolidations

     There is continuing consolidation in the dairy, water and juice industries through mergers and acquisition activities. As a result, the Company’s top ten customers may continue to be a growing percent of the Company’s business. Loss of one of these customers could have a significant adverse effect on the Company’s financial condition.

Consumer Complaints; Governmental Regulation; Risk of Contamination

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

     The Company’s products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies with jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other food and beverage products. A change in government regulation could adversely affect the Company. There can be no assurance that federal, state or foreign authorities will not develop protocols in the future that could materially increase the Company’s costs of manufacturing certain of its products.

     While the Company does not believe their people, facilities, or products are a target for terrorists, there is a remote risk that terrorist activities could result in contamination or adulteration of our products. Our products are tamper resistant, but not tamper proof. Although the Company has systems and procedures in place that are designed to prevent contamination and adulteration of raw materials used in the manufacture of our products and in our finished products, there is no assurance that (a disgruntled employee or) third party could not introduce an infectious substance, such as anthrax, into packages of our finished products, either at our manufacturing plants or during shipment of our products. The Company has asked all of its employees to maintain a heightened awareness of suspicious circumstances and to be prepared to respond should the need arise. The Company has also asked it customers to inspect incoming shipments of products transported by common carrier to assure that shipments of our products have arrived intact and show no signs of external tampering. Were our products to be tampered with in a manner not readily capable of detection, we could experience a material adverse effect in our business, operations and financial condition.

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

Inflation

     Most of the Company’s closures and bottles are priced based in part on the cost of the plastic resins from which they are produced. The Company generally has been able to pass on increases in resin prices directly to its customers.

Item 2. PROPERTIES

     The Company’s facilities are highly efficient due to automation and frequently scheduled maintenance throughout the plants. The Company believes that these facilities are well-maintained and in good operating condition. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. There can be no assurance that unanticipated developments will not occur that would require the Company to add production facilities sooner than expected. The following table indicates the locations, functions, square footage and nature of ownership of the Company’s current facilities.

			Nature of
Location	Functions	Square Feet	Ownership(1)

San Jose, CA	Executive Office/Closure Mfg./Warehouse/Engineering/Research and Development	89,400	Owned
Kingsport, TN	Bottle & Closure Mfg./Warehouse	93,400	Owned
Clifton Park, NY	Closure Mfg./Warehouse	51,400	Leased
Batavia, IL	Closure Mfg./Warehouse	77,000	Leased
New Castle, PA (2)	Executive Office/Warehouse/Fabrication Shop/Equipment Division	79,900	Owned
Sumter, SC	Closure Mfg./Warehouse	56,700	Owned
Chino, CA	Closure Mfg./Warehouse	57,000	Owned
Phoenix, AZ (1) (3)	Warehouse	40,000	Leased
New Castle, PA (3)	Warehouse	52,000	Leased
Indialantic, FL	Sales Representative Organization	1,000	Leased
Onsted, MI	Sales Representative Organization	250	Leased
Kansas City, MO	Sales Representative Organization	150	Leased
Michigan Center, MI (1)	Tool Manufacturing	12,000	Leased
Shanghai, China	Closure Mfg./Warehouse	33,200	Leased
Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	44,500	Leased
Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	42,700	Leased
Toronto, Ontario, Canada (4)	Bottle & Closure Mfg./Warehouse	48,000	Leased
Montreal, Quebec, Canada (4)	Bottle & Closure Mfg./Warehouse	44,500	Leased
Guadalajara, Mexico (4)	Bottle & Closure Mfg./Warehouse	60,000	Leased
Doncaster, South Yorkshire, England (5)	Bottle & Closure Mfg./Warehouse	62,000	Leased

(1)	The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: the lease for Phoenix, AZ expired in October 2001 and will not be renewed; the lease for Michigan Center, MI expires in October 2002 and will continue on a month-to-month basis until a new lease is negotiated.

(2)	Includes square footage of property sold on October 9, 2001. See Note 17 of the Notes to the Consolidated Financial Statements.

(3)	Represents leases acquired with Consumer Cap acquisition.

(4)	Represents new facility or location.

(5)	Includes square footage of new warehouse being leased.

Item 3. LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

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

     As of October 31, 2001, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of October 31, 2001, there were approximately 188 holders of record of the 9,106,449 outstanding shares of Class B Common Stock, Series 1 and 14 holders of record of the 1,171,430 outstanding shares of Class B Common, Series 2. See Note 9 of the Notes to Consolidated Financial Statements for additional information on stock and warrants.

     The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for the development of the Company’s business. Furthermore, certain of the Company’s credit agreements, including the senior notes issued on October 2, 1995, and the new amended and restated senior revolving credit facility entered into on September 29, 2000, restrict the Company’s ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA

Selected Historical Condensed Consolidated Financial Data

     The selected historical condensed consolidated statement of operations and balance sheet data set forth in the table below for, and at the end of, each of the fiscal years in the five year period ended August 31, 2001 have been derived from, and are qualified by reference to, the consolidated financial statements of the Company. The information below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the consolidated financial statements of the Company and the accompanying notes thereto, and other financial information appearing elsewhere in this report on Form 10-K.

	Fiscal Year Ended August 31,

	2001	2000	1999	1998	1997

	(dollars in thousands except per share data)
Statement of Operations Data:
Sales(a)	$219,418	$208,919	$195,900	$181,179	$175,202
Cost of sales(a)	169,544	162,294	149,031	140,365	134,986

Gross profit	49,874	46,625	46,869	40,814	40,216
Selling, general and administrative	28,774	30,379	27,941	23,564	23,915
Research and development	3,096	2,922	2,717	3,425	3,349
Amortization of intangibles(b)	4,176	3,457	2,583	3,074	3,322
Restructuring costs(c)	1,939	493	—	3,084	4,114

Income from operations	11,889	9,374	13,628	7,667	5,516
Other (income) expense, net(d)	(6,311)	443	(212)	(1,132)	208
Interest expense, net	14,378	14,411	14,262	13,297	12,792
Amortization of debt financing costs	718	428	546	484	559

Income (loss) before extraordinary item and income taxes	3,104	(5,908)	(968)	(4,982)	(8,043)
Income tax provision (benefit)	2,074	(2,165)	(352)	(571)	(632)

Net income (loss)	$1,030	$(3,743)	$(616)	$(4,411)	$(7,411)

Balance Sheet Data (at end of period):
Working capital	$19,015	$18,213	$17,005	$14,662	$7,315
Total assets	149,635	154,335	157,444	148,860	148,286
Total debt(e)(f)	141,983	134,848	137,095	130,708	122,172
Redeemable warrants(e)(f)	—	12,630	12,222	7,959	5,675
Total common stock and other shareholders’ equity (deficit)	(26,884)	(30,956)	(26,017)	(21,405)	(13,049)
Cash Flow Data:
Net cash provided by operating activities	14,916	17,579	11,612	9,073	14,744
Net cash used in investing activities	(4,102)	(11,717)	(21,435)	(16,378)	(20,841)
Net cash (used in) provided by financing activities	(11,465)	(4,304)	8,725	7,350	1,795
Operating and Other Data:
Closure unit volume (in millions) (unaudited)	12,871	11,939	12,236	11,447	10,800
Closure unit volume growth (unaudited)	7.8%	(2.4)%	6.9%	6.0%	12.4%
EBITDA(g)	$40,213	$29,789	$31,356	$24,809	$20,349
Adjusted EBITDA(g)	35,462	30,371	31,416	27,179	24,463
Depreciation and amortization	21,948	20,856	17,514	16,010	15,041
Capital expenditures	14,088	10,943	16,604	21,436	23,101

(footnotes on following page)

(a)	During its fourth quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping costs in cost of goods sold. The Company adopted Issue 00-10 in the fourth quarter in the current year and reclassified fiscal years ended 2000, 1999, 1998 and 1997. The effect of this accounting policy change was to increase revenue and cost of sales during the fiscal years 2001, 2000, 1999, 1998 and 1997 by $5.1 million, $5.9 million, $5.2 million, $4.9 million and $4.8 million, respectively. All prior periods have been reclassified to conform with the new standard. This reclassification had no effect on net income.

(b)	Includes amortization of patents and technology, licenses, goodwill, tradename, covenants not-to-compete and customer lists.

(c)	During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. The Company recorded restructuring charges during fiscal year 2001 totaling approximately $1,939,000, which consisted of approximately $900,000 for employee severance costs and approximately $1,039,000 for the non-cash write-down of certain assets. During the fourth quarter of fiscal 2000, the Company effected a reduction in work force which affected 22 employees. In connection with the reduction in work force, the Company recorded restructuring charges in the fourth quarter of fiscal year 2000, totaling approximately $493,000, which were primarily for employee severance costs. In fiscal year 1998, the Company took measures to improve profitability and announced staffing reductions and the closure of its Fort Worth, Texas facility effective October 1998. The Company recorded a restructuring charge of $3.1 million in fiscal year 1998, which consisted primarily of impairment loss on intangible assets of $1.3 million, loss on property, plant and equipment and employee severance costs. During fiscal year 1997, the Company reduced staff positions and closed the Portland, Oregon plant in February 1997 and its Bettendorf, Iowa plant in July 1997. The Company recorded a restructuring charge of $4.1 million in fiscal year 1997, which consisted primarily of employee severance, impairment loss on intangible assets and loss on property, plant and equipment.

(d)	Other (income) expense in fiscal year 2001 includes a gain of $7.0 million from the sale of certain real estate located in San Jose, California, offset by a $0.2 million loss on the sale of property, plant and equipment. Other (income) expense in 1998 includes gains from the sale of securities of $750,000 and fixed assets of $714,000, net of other expense of $332,000.

(e)	The redeemable warrants entitle the holders thereof to purchase an aggregate of 2,492,741 shares of the Company’s Class A Common Stock. Two warrants to purchase 2,052,526 and 440,215 shares of Class A Common Stock are exercisable, in whole or in part, through June 30, 2004 and June 30, 2008, respectively. Effective June 30, 1999 and August 1, 2001, respectively, these warrants became redeemable at the option of the holder upon 60 days prior written notice to the Company. The obligation of the Company to redeem the warrants is calculated based on the higher of current market value or an amount computed under the warrant agreements and would be suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At August 31, 2001, 2000 and 1999, the Company’s credit facilities did not permit redemption of the warrants.

(f)	As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of Issue 00-19 was to reclassify the Company's redeemable warrants from temporary equity to a liability on June 30, 2001.

(g)	EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, depreciation of property, plant and equipment, net interest expense (including amortization of debt issuance costs) and amortization of intangible assets. Adjusted EBITDA represents, for any relevant period, income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle, write-off of intangible assets, restructuring costs, depreciation of property, plant and equipment, net interest expense (including amortization of debt issuance costs) and amortization of intangible assets. In 2001, 2000 and 1999, the Company’s equity share of its unconsolidated investees’ EBITDA of approximately $37,000, $469,000 and $120,000, respectively, is included as a separate component of the Adjusted EBITDA calculation. EBITDA and Adjusted EBITDA are not intended to represent and should not be considered more meaningful than, or an alternative to, net income (loss), cash flow or other measures of performance in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA data are included because the Company understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt and because certain restrictive covenants in the Indenture are based on a term very similar to the Company’s Adjusted EBITDA.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     The Company currently has seven wholly-owned operating subsidiaries: two of which are domestic, two of which are located in Canada, and the remaining three of which are located in the United Kingdom, Mexico and China. The two Canadian subsidiaries are Portola Packaging Canada Ltd. (located in western Canada) and Portola Packaging Ltd. (located in eastern Canada); the United Kingdom subsidiary is Portola Packaging Ltd. (U.K.); the Mexico subsidiary is Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”); and the China subsidiary is Shanghai Portola Packaging Company Limited (“PPI China”). The Company’s two domestic operating subsidiaries are Portola Allied Tool, Inc., located in Michigan and Northern Engineering and Plastics Corporation (“Delaware Nepco”), operated in Chino, California; Batavia, Illinois; and Sumter, South Carolina. In April 1997, the Company’s United Kingdom subsidiary and eastern Canadian subsidiary were converted to “restricted subsidiary” status (See Note 2 of the Notes to the Consolidated Financial Statements). In May 1999, the Company’s western Canadian subsidiary was converted to “restricted subsidiary” status. In March 1999, the Company formed a new subsidiary named Portola Allied Tool, Inc. to acquire the assets of Allied Tool, Inc., a corporation headquartered in Michigan, and elected “restricted subsidiary” status for Portola Allied Tool. In July 1999, the Company acquired the remaining interest in the Mexican joint venture in which it had held a 50% interest and elected “restricted subsidiary” status at that time. Effective January 1, 2001, the Company’s Delaware Nepco subsidiary purchased certain assets and assumed certain liabilities of Consumer Cap Corporation; Delaware Nepco is a “restricted subsidiary”. Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing the senior notes issued by the Company in October 1995 and under the terms of the Company’s senior credit facility. Although the Company elected “restricted subsidiary” status for PPI Mexico when it acquired the remaining 50% interest in July 1999, in September 2000, the Company agreed in its new amended and restated credit facility to treat PPI Mexico as an “unrestricted subsidiary” for purposes of the credit facility; PPI Mexico continues to be treated as a “restricted subsidiary” under the indenture. Unrestricted subsidiary status imposes limitations on the ability of the Company and its restricted subsidiaries to finance the operations of unrestricted subsidiaries. PPI China and domestic joint ventures in which the Company owns more than a 50% interest are “unrestricted subsidiaries”.

Results of Operations

Fiscal Year Ended August 31, 2001 Compared to Fiscal Year Ended August 31, 2000

     Sales increased $10.5 million, or 5.0%, from $208.9 million for fiscal 2000 to $219.4 million for fiscal 2001. The increase in sales for fiscal 2001 compared to the same period in fiscal 2000 was mainly attributable to increased sales of approximately $7.3 million from the Company’s foreign operations due to increased market demand and $2.3 million in increased sales in the equipment division. U.S. closure division sales increased $1.7 million primarily due to the Company’s acquisition of Consumer Cap Corporation (“Consumer”). Other domestic operations decreased in sales by $0.8 million primarily due to a decrease in bottle sales by the Company’s joint venture and a decrease in tooling sales due to a soft tooling market.

     Gross profit increased $3.3 million to $49.9 million for fiscal 2001, as compared to $46.6 million for fiscal 2000 and increased slightly as a percentage of sales from 22.3% in 2000 to 22.7% in 2001. The margin increase was primarily due to increased margins in domestic closures and added gross margin due to the acquisition of Consumer, totaling $3.9 million and $1.2 million, respectively. The United Kingdom, Mexico, and PPI China operations also experienced increased margins of $1.3 million, $1.2 million and $0.4 million, respectively. Offsetting these increases were decreased margins in Canada and the equipment division of $1.8 million and $2.7 million, respectively. Gross profit increased in dollars, primarily due to domestic raw material and employee cost savings, synergies from the Consumer acquisition and increased margins from the United Kingdom, Mexico and PPI China as these operations mature and operate more efficiently.

     Overall, fiscal year 2001 direct materials, labor and overhead costs represented 40.1%, 14.7% and 26.4% of sales, respectively, compared to fiscal year 2000 percentages of 42.3%, 14.9%, and 23.2%.

     Selling, general and administrative expense decreased from $30.4 million in fiscal year 2000 to $28.8 million in fiscal 2001 and decreased as a percentage of sales from 14.5% for fiscal 2000 to 13.1% for fiscal 2001. These decreases were primarily due to reduced legal expenses as a result of the Company successfully defending certain of its patents during the second quarter of fiscal year 2001.

     Research and development expenses increased from $2.9 million and 1.4% of sales in fiscal year 2000 to $3.1 million and 1.4% of sales in fiscal year 2001. The slight increase in research and development expenses was primarily due to prototype expenses related to the introduction of new products.

     Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill, tradename, covenants not-to-compete and customer lists) totaled $4.2 million for fiscal year 2001 as compared to $3.5 million for fiscal 2000. The increase was primarily due to amortization of goodwill related to the Company’s acquisition of the remaining interest in Shanghai Portola Packaging Company Limited and amortization of additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer.

     During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. The Company recorded restructuring charges during fiscal year 2001 totaling approximately $1.9 million, which consisted of approximately $0.9 million for employee severance costs and approximately $1.0 million for the non-cash write-down of certain assets. As of August 31, 2001, approximately $1.9 million had been charged against the restructuring reserve for severance and the write-down of equipment during fiscal year 2001.

     Due to the effect of the factors summarized above, income from operations increased $2.5 million, or 26.8%, to $11.9 million for fiscal 2001, as compared to $9.4 million for fiscal 2000, and increased as a percentage of sales from 4.5% in fiscal 2000 to 5.4% in fiscal 2001.

     Interest income was $0.1 million and interest expense was $14.5 million for both fiscal year 2001 and fiscal year 2000.

     Amortization of debt financing costs increased $0.3 million to $0.7 million in fiscal 2001 as compared to $0.4 million for the same period in fiscal 2000 due to the additional loan fees that are being amortized as a result of the amended and restated senior revolving credit facility entered into on September 29, 2000.

     During fiscal year 2001, a gain of $7.0 million was recognized on the sale of certain real estate located in San Jose, California, offset by a $0.2 million loss on the sale of property, plant and equipment.

     The income tax provision for fiscal year 2001 was $2.1 million, compared to an income tax benefit of $2.2 million in fiscal year 2000. The income tax provision (benefit) for fiscal years 2001 and 2000 differs from the U.S. federal tax rate primarily due to non-deductible goodwill and not providing a benefit for losses generated in certain foreign jurisdictions.

     Net income was $1.0 million in fiscal year 2001, compared to a net loss of $3.7 million in fiscal 2000.

Fiscal Year Ended August 31, 2000 Compared to Fiscal Year Ended August 31, 1999

     Sales increased $13.0 million, or 6.6%, from $195.9 million for fiscal 1999 to $208.9 million for fiscal 2000. Of the increase, $4.6 million and $1.6 million was attributable to the addition of sales from the full year consolidation of the Company’s PPI Mexico and PPI China subsidiaries, respectively. In addition, $4.8 million was attributable to increased closure sales in the United Kingdom, $1.6 million was attributable to an increase in sales from the Canadian operations (increased bottle sales of $2.5 million, net of decreased closure sales of $0.9 million), and $2.2 million was attributable to sales from Portola Allied. Also contributing to the sales increases were sales from joint ventures in the United States, totaling $3.0 million. The increases in sales in the United Kingdom and Canada resulted mainly from increased unit shipments and a shift of sales to more profitable product lines. The sales increases were partially offset by a $1.5 million decrease in domestic equipment division sales and $3.3 million decrease in domestic closure sales due in part to consolidation in the dairy industry and also due to transfer of capacity to international operations. The Company’s international operations continue to comprise a larger percentage of the Company’s sales volume as they increase market share.

     Gross profit decreased $0.3 million to $46.6 million for fiscal 2000, as compared to $46.9 million for fiscal 1999 and decreased slightly as a percentage of sales from 23.9% in 1999 to 22.3% in 2000. The margin decrease was primarily due to decreased margins in the domestic closures and equipment divisions, totaling $4.1 million. PPI China and Portola Allied also experienced decreased margins of $0.2 and $0.1 million, respectively. Offsetting these decreases were improved margins in Canada, the United Kingdom and Mexico of $1.3, $0.7 and $0.3 million, respectively. In addition the domestic joint ventures contributed $1.8 million gross profit. The decreases in domestic closures were in part due to an increase in resin costs associated with a worldwide increase in oil prices that, due to timing and competitive issues, the Company was unable to immediately pass on to all customers during the first and second quarters of fiscal 2000. Additionally, the decreased margins for PPI China and Portola Allied are due to the full year consolidation of these subsidiaries in fiscal 2000. The increased margins of Canada, the United Kingdom and Mexico continued to improve as these operations mature and operate more efficiently. Also, the United States joint ventures added to gross profit as these operations were new during fiscal year 1999 and 2000.

     Overall, fiscal year 2000 direct materials, labor and overhead costs represented 42.3%, 14.9% and 23.2% of sales, respectively, compared to fiscal year 1999 percentages of 39.1%, 15.2%, and 25.2%.

     Selling, general and administrative expense increased from $28.0 million in fiscal year 1999 to $30.4 million in fiscal 2000 and increased as a percentage of sales from 14.3% for fiscal 1999 to 14.5% for fiscal 2000. These increases were primarily due to additional expenses related to the new domestic subsidiaries, international subsidiaries and joint ventures.

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

     Amortization of debt financing costs decreased $118,000 to $428,000 in fiscal 2000 as compared to $546,000 for the same period in fiscal 1999 due to the payoff of the Canadian term and revolver loan notes. Debt financing costs were primarily attributable to the $110 million senior notes issued in October 1995.

     Income tax benefit for fiscal years 2000 and 1999 differs from the U.S. federal tax rate due principally to non-deductible goodwill and not providing a benefit for losses generated in certain foreign jurisdictions.

     Net loss increased to $3.7 million in fiscal 2000 compared to a $0.6 million loss in fiscal 1999.

Liquidity and Capital Resources

Fiscal Year Ended August 31, 2001 Compared to Fiscal Year Ended August 31, 2000

     The Company has relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. On October 2, 1995, the Company completed a $110.0 million senior notes offering; the notes mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeds of the notes offering were approximately $106.0 million, of which $83.0 million was used to retire the Company’s debt then outstanding under its senior term loans, revolving credit facility and senior subordinated notes. As of August 31, 2001, the Company had cash and cash equivalents of $3.3 million, a decrease from $3.9 million as of August 31, 2000.

     Cash provided by operations totaled $14.9 million and $17.6 million in fiscal years 2001 and 2000, respectively. Net cash provided by operations for fiscal year 2001 was the result of net income plus non-cash charges for depreciation and amortization, offset by the net gain on the sale of property of $6.8 million. Working capital (current assets less current liabilities) increased $0.8 million as of August 31, 2001 to $19.0 million, as compared to $18.2 million as of August 31, 2000, primarily as a result of a decrease in short-term deferred taxes, an increase in the current portion of long-term debt, accrued liabilities and accrued compensation, partially offset by a decrease in accounts payable, book overdraft and accrued compensation.

     Cash used in investing activities was $4.1 million in fiscal year 2001 as compared to $11.7 million in fiscal year 2000. This consisted primarily of additions to property, plant and equipment of $14.1 million and $10.9 million, in fiscal years 2001 and 2000, respectively. Fiscal year 2001 included additions to intangible and other assets relating to the acquisition of Consumer. Fiscal year 2000 also included the acquisition of the remaining interest in PPI China for $1.4 million. Cash used in investing activities was reduced by $10.1 million in 2001 by proceeds from the sale of property, plant and equipment, primarily related to the sale of certain real estate located in San Jose, California and by $469,000 in 2000 due to the disposition of the Company’s Fort Worth, Texas facilities.

     At August 31, 2001, the Company had total indebtedness of $142.0 million, $110.0 million of which was attributable to the Company’s senior notes. Of the remaining indebtedness, $20.9 million was attributable to the Company’s senior credit facility and $1.0 million of the indebtedness was principally comprised of foreign subsidiary loans and capital lease obligations. In addition, the Company’s total indebtedness at August 31, 2001 included redeemable warrants with a carrying value of $10.1 million. See Note 9 to the Consolidated Financial Statements for additional information on the redeemable warrants. On September 29, 2000, the Company entered into a new four-year amended and restated senior secured revolving credit facility of up to $50.0 million, subject to a borrowing base of eligible receivables and inventory, plus net property plant and equipment. This credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

     At August 31, 2001, the Company had $3.3 million in cash and cash equivalents as well as unused borrowing capacity of approximately $25.1 million under the revolving credit facility. Management believes that these resources and increased resources from the amended and restated revolving credit facility, together with anticipated cash flows from operations, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures through fiscal year 2002. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, or at such time or times as required by the Company.

Fiscal Year Ended August 31, 2000 Compared to Fiscal Year Ended August 31, 1999

     Cash provided by operations totaled $17.6 million and $11.6 million in fiscal years 2000 and 1999, respectively. Net cash provided by operations for both fiscal years was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) increased $1.2 million as of August 31, 2000 to $18.2 million, as compared to $17.0 million as of August 31, 1999, primarily as a result of a decrease in current portion of long-term debt, accrued liabilities and accrued compensation partially offset by an increase in accounts payable.

     Cash used in investing activities was $11.7 million in fiscal year 2000 as compared to $21.4 million in fiscal year 1999. This consisted primarily of additions to property, plant and equipment of $10.9 million and $16.6 million in fiscal years 2000 and 1999, respectively. Fiscal year 2000 also included the acquisition of the remaining interest in PPI China for $1.4 million. Fiscal year 1999 included the acquisition of the remaining interest in PPI Mexico and the acquisition of the assets of Allied Tool, Inc. for approximately $3.0 million and $2.2 million, respectively. Cash used in investing activities was reduced by $469,000 in 2000 and $945,000 in 1999 by proceeds from the sale of property, plant and equipment, primarily related to the disposition of the Company’s Fort Worth, Texas facilities in fiscal 2000 and its Bettendorf, Iowa facilities in fiscal 1999.

     At August 31, 2000, the Company had total indebtedness of $134.8 million, $110.0 million of which was attributable to the Company’s senior notes. Of the remaining indebtedness, $24.5 million was attributable to the Company’s senior credit facility and the remainder was principally comprised of capital leases expiring in September 2000.

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

Seasonality

     The Company’s sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. In fiscal 2001, 46% of sales occurred in the first half of the year (September through February) while 54% of sales were generated in the second half (March through August). In fiscal 2000, 47% of sales occurred in the first half of the year while 53% of sales were generated in the second half.

Income Taxes

     The relationship of income tax expense to income before income taxes is affected primarily by nondeductible goodwill arising from the Company’s acquisitions (See Note 12 of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements

     In the first quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 had no effect on the Company’s financial statements.

     Also in the first quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The impact of adopting SFAS No. 133 was not material to the Company’s financial statements.

     During its fourth quarter of fiscal 2001, the Company adopted FASB’s Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping in cost of goods sold. The Company adopted Issue 00-10 in the fourth quarter in the current year and reclassified fiscal years ended 2000 and 1999 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.4 million in the fourth quarter of fiscal year 2001 and by $1.6 million for the same quarter of the prior year. During the fiscal years 2001, 2000 and 1999, revenue and cost of sales increased by $5.1 million, $5.9 million and $5.2 million, respectively. This reclassification had no effect on net income.

     As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of Issue 00-19 was to reclassify the Company’s redeemable warrants from temporary equity to a liability on June 30, 2001. The application of Issue 00-19 had no effect on net income for the year ended August 31, 2001.

     In July 2001, FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 established accounting and reporting standards for business combinations. SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, specifically how they should be treated upon and subsequent to their acquisition. Both SFAS No. 141 and SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company is assessing the impact of adoption and is expecting to adopt SFAS No. 141 and SFAS No. 142 during fiscal year 2002.

     On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. On October 4, 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These statements will be adopted in fiscal year 2003 and are not expected to impact the Company’s results of operations or financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company’s market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk.

     The following table provides information about the Company’s debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates.

	August 31,

	2002	2003	2004		2005	2006	Total

	(dollars in thousands)
Liabilities:

Long-Term Debt, including current portion:

Fixed Rate – Notes	—	—	—		—	$110,000	$110,000

Average Interest Rate	—	—	—		—	10.75%

Variable Rate – Revolver	—	—	$20,886		—	—	$20,886

Average Interest Rate	—	—	(a	)	—	—

Fixed Rate – Term	$430	$262	$256		$38	—	$986

Average Interest Rate	7.90%	8.27%	8.35%		8.43%	—

(a)	Average interest is equal to either the Bank Prime Loan rate plus 1.25% or LIBOR Loan rate plus 2.50%. At August 31, 2001, the Bank Prime Loan rate was 6.50% and the LIBOR Loan rate was 3.8125%.

	Fair Value August 31,

	2001	2000

	(dollars in thousands)
Liabilities:

Long-Term Debt, including current portion:

Fixed Rate – Notes	$110,000	$110,000

Variable Rate – Revolver	$20,886	$24,499

Fixed Rate – Notes	$986	$349

     At August 31, 2001, the Company had two outstanding warrants, which were redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants would be suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At August 31, 2001, the Company’s credit facilities did not permit redemption of the warrants. At August 31, 2001, the carrying value of the warrants totaled $10.1 million, which approximated fair value of the Company’s Common Stock as determined by the Company’s Board of Directors.

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of common stock and other shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the year ended August 31, 2001, the Company recognized $50,000 in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page in
Form 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants	26
Consolidated Balance Sheets as of August 31, 2001 and 2000	27
Consolidated Statements of Operations for the Years Ended August 31, 2001, 2000 and 1999	28
Consolidated Statements of Cash Flows for the Years Ended August 31, 2001, 2000 and 1999	29
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended August 31, 2001, 2000 and 1999	30
Notes to Consolidated Financial Statements	32

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts	74

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Portola Packaging, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its Subsidiaries (the Company) at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the Company applied Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” as of June 30, 2001. The effect of the application of Issue 00-19 was to reclassify the Company’s redeemable warrants from temporary equity to a liability on June 30, 2001. The application of Issue 00-19 had no effect on net income for the year ended August 31, 2001.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

October 17, 2001

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$3,315	$3,913
Accounts receivable, net of allowance for doubtful accounts of $1,160 and $1,106, respectively	29,525	28,214
Inventories	15,372	15,913
Other current assets	2,049	1,638
Deferred income taxes	675	2,862

Total current assets	50,936	52,540
Property, plant and equipment, net	78,802	82,493
Goodwill, net of accumulated amortization of $11,247 and $8,541, respectively	10,470	13,338
Patents, net of accumulated amortization of $5,914 and $5,376, respectively	3,673	2,041
Debt financing costs, net of accumulated amortization of $2,958 and $2,284, respectively	2,618	2,104
Investment in / advances to unconsolidated affiliates, net of allowance of $3,000 and $2,975, respectively	560	586
Other assets, net of accumulated amortization of $897 and $3,886, respectively	2,576	1,233

Total assets	$149,635	$154,335

	LIABILITIES, REDEEMABLE WARRANTS, COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$430	$315
Accounts payable	16,223	16,683
Book overdraft	—	1,390
Accrued liabilities	7,100	7,651
Accrued compensation	3,249	3,364
Accrued interest	4,919	4,924

Total current liabilities	31,921	34,327
Long-term debt, less current portion	131,442	134,533
Redeemable warrants to purchase Class A Common Stock	10,111	—
Other long-term obligations	1,175	708
Deferred income taxes	1,832	3,069

Total liabilities	176,481	172,637

Minority interest	38	24
Redeemable warrants to purchase Class A Common Stock	—	12,630

Commitments and contingencies (Note 8)
Common stock and other shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2001 and 2000	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 9,098 shares in 2001 and 8,865 shares in 2000	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in 2001 and 2000	1	1
Additional paid-in capital	9,161	8,277
Notes receivable from shareholders	(272)	(376)
Accumulated other comprehensive loss	(2,592)	(2,127)
Accumulated deficit	(33,192)	(36,741)

Total common stock and other shareholders’ equity (deficit)	(26,884)	(30,956)

Total liabilities, redeemable warrants, common stock and other shareholders’ equity (deficit)	$149,635	$154,335

The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Year Ended August 31,

	2001	2000	1999

Sales	$219,418	$208,919	$195,900
Cost of sales	169,544	162,294	149,031

Gross profit	49,874	46,625	46,869

Selling, general and administrative	28,774	30,379	27,941
Research and development	3,096	2,922	2,717
Amortization of intangibles	4,176	3,457	2,583
Restructuring costs	1,939	493	—

	37,985	37,251	33,241

Income from operations	11,889	9,374	13,628

Other (income) expense:
Interest income	(75)	(75)	(181)
Interest expense	14,453	14,486	14,443
Amortization of debt financing costs	718	428	546
Minority interest expense (income)	278	(118)	(97)
Equity losses of unconsolidated affiliates, net	37	469	120
(Gain) loss from sale of property, plant and equipment	(6,784)	106	82
Other expense (income), net	158	(14)	(317)

	8,785	15,282	14,596

Income (loss) before income taxes	3,104	(5,908)	(968)
Income tax provision (benefit)	2,074	(2,165)	(352)

Net income (loss)	$1,030	$(3,743)	$(616)

The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$1,030	$(3,743)	$(616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,948	20,856	17,514
Amortization of debt issuance costs	718	428	546
Deferred income taxes	950	(3,137)	(612)
(Gain) loss on property and equipment dispositions	(6,784)	106	82
Provision for doubtful accounts	320	352	(16)
Provision for excess and obsolete inventories	26	128	149
Provision for restructuring	1,939	493	—
Minority interest	278	(118)	(97)
Equity losses of unconsolidated affiliates, net	37	469	120
Changes in working capital:
Accounts receivable	(788)	(4,908)	(1,652)
Inventories	1,072	(2,785)	(1,310)
Other current assets	(2,167)	(855)	(996)
Accounts payable	(2,836)	9,650	(73)
Accrued liabilities and compensation	(822)	853	(1,337)
Accrued interest	(5)	(210)	(90)

Net cash provided by operating activities	14,916	17,579	11,612

Cash flows from investing activities:
Additions to property, plant and equipment	(14,088)	(10,943)	(16,604)
Proceeds from sale of property, plant and equipment	10,113	469	945
Payment for remaining interest in Shanghai	—	(1,395)	—
Payment for Portola Packaging Inc. Mexico acquisition	—	—	(3,049)
Payment for Allied Tool, Inc. acquisition	—	—	(2,204)
Additions to intangible assets	(362)	(143)	(861)
(Increase) decrease in notes receivable	30	(15)	12
Decrease in other assets	205	310	326

Net cash used in investing activities	(4,102)	(11,717)	(21,435)

Cash flows from financing activities:
(Decrease) increase in book overdraft	(1,390)	(1,948)	3,338
(Repayments) borrowings under revolver, net	(3,613)	(1,351)	10,460
Repayments of long-term debt arrangements	(4,741)	(803)	(5,123)
Payment of debt issuance costs	(1,202)	(60)	(50)
Issuance of common stock	318	106	200
Non cash decrease (increase) in notes receivable from shareholders	104	(1)	88
Payments on covenants not-to-compete agreements	(394)	(233)	(167)
Repurchase of common stock	(284)	—	(21)
Distributions to minority owners	(263)	(14)	—

Net cash (used in) provided by financing activities	(11,465)	(4,304)	8,725

Effect of exchange rate changes on cash and cash equivalents	53	(17)	(100)

Decrease (increase) in cash and cash equivalents	(598)	1,541	(1,198)
Cash and cash equivalents at beginning of year	3,913	2,372	3,570

Cash and cash equivalents at end of year	$3,315	$3,913	$2,372

The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except per share data)

	Class A		Class B

			Series 1		Series 2

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, August 31, 1998	2,135	$2	8,636	$8	1,171	$1
Repurchase of common stock			(4)
Issuance of common stock			9
Exercise of stock options			128
Increase in value of stock
purchase warrants
Decrease in notes receivable
from shareholders
Net loss
Other comprehensive loss

Balance, August 31, 1999	2,135	2	8,769	8	1,171	1
Issuance of common stock			6
Exercise of stock options			90
Increase in value of stock
purchase warrants
Increase in notes receivable
from shareholders
Net loss
Other comprehensive loss

Balance, August 31, 2000	2,135	2	8,865	8	1,171	1
Repurchase of common stock			(60)
Issuance of common stock			163
Exercise of stock options			130
Decrease in value of stock
purchase warrants
Decrease in notes receivable
from shareholders
Net income
Other comprehensive loss

Balance, August 31, 2001	2,135	$2	9,098	$8	1,171	$1

The accompanying notes are an integral part of these consolidated financial statements.

					Total Common
		Notes	Accumulated		Stock and
	Additional	Receivable	Other		Other	Total
	Paid-in	from	Comprehensive	Accumulated	Shareholders’	Comprehensive
	Capital	Shareholders	Loss	Deficit	Equity (Deficit)	Income (Loss)

Balance, August 31, 1998	$7,797	$(463)	$(1,039)	$(27,711)	$(21,405)	$(5,185)
Repurchase of common stock	(21)				(21)
Issuance of common stock	41				41
Exercise of stock options	354				354
Increase in value of stock purchase warrants				(4,263)	(4,263)
Decrease in notes receivable from shareholders		88			88
Net loss				(616)	(616)	(616)
Other comprehensive loss			(195)		(195)	(195)

Balance, August 31, 1999	8,171	(375)	(1,234)	(32,590)	(26,017)	(811)
Issuance of common stock	32				32
Exercise of stock options	74				74
Increase in value of stock purchase warrants				(408)	(408)
Increase in notes receivable from shareholders		(1)			(1)
Net loss				(3,743)	(3,743)	(3,743)
Other comprehensive loss			(893)		(893)	(893)

Balance, August 31, 2000	8,277	(376)	(2,127)	(36,741)	(30,956)	(4,636)
Repurchase of common stock	(284)				(284)
Issuance of common stock	1,068				1,068
Exercise of stock options	100				100
Decrease in value of stock purchase warrants				2,519	2,519
Decrease in notes receivable from shareholders		104			104
Net income				1,030	1,030	1,030
Other comprehensive loss			(465)		(465)	(465)

Balance, August 31, 2001	$9,161	$(272)	$(2,592)	$(33,192)	$(26,884)	$565

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Nature of Operations:

     Portola Packaging, Inc. and Subsidiaries (the “Company”) designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non-carbonated beverage products. The Company’s Canadian, Mexican and United Kingdom subsidiaries and its domestic joint venture, Sterling Containers, LLC, also design, manufacture and market a wide variety of plastic bottles for use in the dairy, water and juice industries, including five-gallon PET and polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements.

Principles of Consolidation:

     The consolidated financial statements of the Company include the financial statements of Portola Packaging, Inc. and subsidiaries that are controlled by the Company. Investments in entities, generally joint venture companies over which Portola has control, are consolidated. Other joint venture investments over which Portola has significant influence, are accounted for by the equity method. All material intercompany accounts and transactions between consolidated entities have been eliminated.

Revenue Recognition:

     The Company recognizes revenue when title, ownership and risk of loss pass to the customer.

Cash Equivalents:

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives. The cost of maintenance and repairs is charged to income as incurred. Leasehold improvements are amortized on a straight-line basis over their useful lives or the lease term, whichever is shorter. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

Intangible Assets:

     Patents, licenses, tradenames, covenants not-to-compete and customer lists are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally two to sixteen years). During fiscal years 2001 and 1999, the Company capitalized approximately $399,000 and $860,000, respectively, of litigation costs related to the successful defense of certain of its patents used in products marketed by the U.S. domestic plants and by its UK subsidiary, Portola Packaging Ltd. (U.K.). These costs are being amortized on a straight-line basis over the remaining useful life of the related patents. During fiscal year 2001, the Company allocated $3,612,000 to identifiable intangibles (including $1,800,000 to patents, $1,000,000 to customer lists, $452,000 to non-compete agreements and $360,000 to tradename) due to the acquisition of Consumer Cap Corporation (“Consumer”) (Note 2). The identifiable intangibles are being amortized over three to sixteen years.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets (Continued):

     Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company of Northern Engineering & Plastics Corp. (“Pennsylvania Nepco”), Portola Packaging Canada Ltd., Portola Packaging Ltd., Portola Packaging Limited (“Portola Packaging Ltd. (U.K.)”), Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”), Shanghai Portola Packaging Company Limited (“PPI China”) and the assets of Allied Tool, Inc., acquired by Portola Allied Tool, Inc. (“Portola Allied”), is amortized on a straight-line basis over periods ranging from three to twenty-five years, respectively.

Debt Financing Costs:

     Debt financing costs are amortized using the straight-line method over the term of the related loans.

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

     The Company’s products are principally sold to entities in the food and beverage industries in the United States, Canada, the United Kingdom, Mexico, China and elsewhere in Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant.

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

Foreign Currency Translation:

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of common stock and other shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions for the years ended August 31, 2001, 2000 and 1999 totaled ($50,000), ($31,000) and $165,000, respectively, and are included in “Other (income) expense” in the accompanying consolidated statements of operations.

Carrying Value of Long-Lived Assets:

     Long-lived assets, including property, plant and equipment, goodwill and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve has been deemed necessary as of August 31, 2001 and 2000.

Recent Accounting Pronouncements:

     In the first quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The impact of SAB No. 101 had no effect on the Company’s financial statements.

     Also in the first quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. The impact of adopting SFAS No. 133 was not material to the Company’s financial statements.

     During its fourth quarter of fiscal 2001, the Company adopted FASB’s Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping in cost of goods sold. The Company adopted Issue 00-10 in the fourth quarter in the current year and reclassified fiscal years ended 2000 and 1999 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.4 million in the fourth quarter of fiscal year 2001 and by $1.6 million for the same quarter of the prior year. During the fiscal years 2001, 2000 and 1999, revenue and cost of sales increased by $5.1 million, $5.9 million and $5.2 million, respectively. This reclassification had no effect on net income.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements (Continued):

     As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock”. Refer to Note 9.

     In July 2001, FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 established accounting and reporting standards for business combinations. SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, specifically how they should be treated upon and subsequent to their acquisition. Both SFAS No. 141 and SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company is assessing the impact of adopting and is expecting to adopt SFAS No. 141 and SFAS No. 142 during fiscal year 2002.

     On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. On October 4, 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These statements will be adopted in fiscal year 2003 and are not expected to impact the Company’s results of operations or financial condition.

Fair Value of Financial Instruments:

     Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt except for the senior notes, approximates fair value. The fair value of the senior notes is estimated to be approximately $98.9 million as of August 31, 2001 (Note 7).

     In addition, the Company has outstanding warrants, whose carrying value at August 31, 2001 approximated fair value of the Company’s Common Stock as determined by the Company’s Board of Directors.

Reclassifications:

     Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Additionally, all prior periods presented in the accompanying financial statements have been reclassified to conform with EITF Issue 00-10 as discussed in Recent Accounting Pronouncements above.

2.     New Business Activity:

Joint Ventures:

     During fiscal year 2000, the Company acquired a 70% interest in a newly formed limited liability company, Great Lakes Sales Associates, LLC (“GLA”). During fiscal year 1999, the Company acquired 65% interests in two newly formed limited liability companies, Associated Sales Group, LLC (“ASG”) and Leonard S. Slaughter and Associates, LLC (“LSA”). GLA, ASG and LSA are organizations that market products primarily for the Company and generate commissions based on sales made primarily to the Company’s customers.

     In April 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produces and sells five-gallon PET water bottles out of one of Portola’s domestic plants. Sterling leases the bottle making machinery from Kimex and plant space and support equipment from the Company.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In October 1998, the Company entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging Gmb.H (“CSE”), which is 50% owned by the Company. CSE currently sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey which produces and sells five-gallon water bottles for the European and Middle Eastern market places (Note 8).

Acquisition of Consumer Cap Corporation:

     On December 30, 2000, the Company entered into an agreement with Consumer Cap Corporation (“Consumer”) for the purchase of substantially all of Consumer’s assets and the assumption of certain of Consumer’s liabilities for a purchase price of approximately $1,477,000, including acquisition costs of $475,000, plus the assumption of liabilities totaling approximately $8,374,000. On January 12, 2001, the acquisition was completed through the purchase of the assets of Consumer by Northern Engineering and Plastics Corporation (“Delaware Nepco”), a Delaware corporation and a wholly-owned subsidiary of the Company. The transaction was given retroactive effect as of January 1, 2001. The transaction was accounted for as a purchase and accordingly, the purchase was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price was financed through the issuance of $550,000 of the Company’s common stock and the incurrence of obligations for non-compete agreements of $452,000. In addition, the Company borrowed $4,474,000 under its senior revolving credit facility and issued $300,000 in common stock to extinguish a portion of the assumed debt obligations of Consumer.

     The allocation of the purchase price was based on an independent valuation and included an allocation of $3,612,000 to identifiable intangibles (including $1,800,000 to patents, $1,000,000 to customer lists, $452,000 to non-compete agreements and $360,000 to a tradename). The identified intangibles are being amortized over three to sixteen years.

     Delaware Nepco is being operated as a “restricted” subsidiary pursuant to the terms of the Company’s senior revolving credit facility and the senior note indenture (Note 7). The operating results of Consumer have been included in the Company’s consolidated financial statements since January 1, 2001.

     The following presents unaudited pro forma information assuming that the Consumer acquisition had occurred at the beginning of each respective period. Adjustments that have been included to arrive at the pro forma totals primarily relate to the amortization of identifiable intangible assets and the adjustment in interest expense to reflect the extinguishment of a portion of Consumer’s debt and the related borrowings under the Company’s senior revolving credit facility. An income tax benefit has not been recognized for the net loss of Consumer due to the limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and due to the Company’s current tax position.

	For the Year Ended August 31,

	2001	2000

	(in thousands)
	(unaudited)
Proforma sales	$222,845	$218,452

Proforma net loss	$(456)	$(7,594)

     The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Consumer Cap Corporation (Continued):

Cash Flow Information (Note 15):

     The details related to the acquisition for the year ended August 31, 2001 are as follows (in thousands):

Fair value of assets acquired	$9,851

Fair value of liabilities assumed	$8,374

Fair value of common stock issued	$550

Fair value of obligations for non-compete agreements	$452

Issuance of common stock for extinguishment of debt	$300

Other Acquisitions:

     During fiscal year 2001, the Company formed a wholly-owned subsidiary, Atlantic Packaging Sales LLC (“APS”). APS is an organization that will market products primarily for the Company and will generate commissions based on sales made primarily to the Company’s customers. APS will begin operations during the first quarter of fiscal year 2002.

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

     On the basis of a proforma consolidation of the results of operations as if the APS and PPI China acquisitions had occurred at the beginning of the applicable fiscal years, unaudited proforma revenues and proforma net loss would not have been materially different from the reported amounts.

     On July 27, 1999, the Company completed the acquisition of the remaining 50% interest in PPI Mexico for a purchase price of $3.0 million. PPI Mexico is engaged in the manufacture and distribution of plastic water bottles and plastic closures. This transaction was accounted for as a purchase and accordingly the purchase price was allocated to the underlying assets and liabilities acquired based on the proportional change in ownership and the respective estimated fair values with the excess purchase price over the estimated fair values of $4.0 million allocated to goodwill.

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

Other:

     In January 1999, a wholly-owned subsidiary of the Company, Sand Hill Systems, Inc. (“SHS”), commenced operations. SHS’s purpose is to develop technology that facilitates internet based commerce between businesses. The Company’s direct interest in SHS was approximately 6% as of August 31, 2000 (Note 14).

     In February 2000, the Company incorporated an e-commerce company, Buyerlink Networks, Inc., now known as BLN Acquisition Corporation (“BNI”). Effective as of July 2000, the assets of the e-commerce company were sold to SHS in exchange for an unsecured promissory note of $1.5 million, which was fully reserved as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the promissory note was converted into SHS convertible preferred stock (Note 14).

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Other Comprehensive Loss:

     Other comprehensive loss consisted of cumulative translation adjustment of $465,000, $893,000 and $195,000 for the years ending August 31, 2001, 2000 and 1999, respectively.

4. Restructuring:

     During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. The Company recorded restructuring charges during fiscal year 2001 totaling approximately $1,939,000, which consisted of approximately $900,000 for employee severance costs and approximately $1,039,000 for the non-cash write-down of certain assets. As of August 31, 2001, approximately $1,905,000 had been charged against the restructuring reserve for severance and the write down of equipment during fiscal year 2001. The remaining accrual will be paid out by the end of the second quarter of fiscal year 2002.

     On June 22, 2000, the Company effected a reduction in work force which affected 22 employees. In connection with the reduction in work force, the Company recorded restructuring charges in its fourth quarter of fiscal year 2000 totaling approximately $493,000, which were primarily for employee severance costs.

5. Inventories (in thousands):

	August 31,

	2001	2000

Raw materials	$8,419	$8,577
Work in process	1,439	2,614
Finished goods	5,514	4,722

	$15,372	$15,913

6. Property, Plant and Equipment (in thousands):

	August 31,

Assets (asset lives in years):	2001	2000

Buildings and land (35)	$18,073	$21,096
Machinery and equipment (3-10)	145,630	136,096
Leasehold improvements (10-35)	5,723	5,973

	169,426	163,165
Less accumulated depreciation	(90,624)	(80,672)

	$78,802	$82,493

     Depreciation charged to operations was $17.8, $17.4 and $15.0 million for the years ended August 31, 2001, 2000 and 1999, respectively.

7. Debt:

Current Portion of Long-Term Debt (in thousands):

	August 31,

	2001	2000

Capital Lease Obligations	$430	$170
Canadian Regional Development Loan	—	54
Mexican Equipment Note	—	91

	$430	$315

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt (in thousands):

	August 31,

	2001	2000

Senior Notes	$110,000	$110,000
Senior Revolving Credit Facility	20,886	24,499
Capital Lease Obligations	520	14
Other	36	20

	$131,442	$134,533

Senior Notes:

     On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

Senior Revolving Credit Facility:

     Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR Loan rate plus 2.50% determined by a pricing table based on total indebtedness to EBITDA. At August 31, 2001, the LIBOR Loan rate plus 2.50% was applied to the first $21.5 million outstanding under the facility and the Bank Prime Loan rate plus 1.25% was applied to the negative balance of $0.6 million. At August 31, 2001, the Bank Prime Loan rate and the LIBOR Loan rate were 6.50% and 3.8125%, respectively.

Canadian Regional Developmental Loan:

     On September 1, 1996, Portola Packaging Ltd. assumed a $215,800 development loan from the Federal Office of Regional Development in conjunction with the acquisition of Rapid Plast. The note was non-interest bearing and was payable in eight semi-annual equal payments of $26,975 through August 2001.

Mexico Equipment Note:

     On September 25, 1998, PPI Mexico entered into a $321,000 note agreement related to the purchase of plant machinery. The note provided for quarterly principal and interest payments of $27,000 through September 25, 2001 and bore interest at 10.5% per annum.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations:

     The Company acquired certain machinery and office equipment under noncancelable capital leases, including certain capital leases as part of the acquisition of Consumer. Property, plant and equipment includes the following items held under capital lease obligations (in thousands):

	August 31,

	2001	2000

Equipment	$1,473	$1,404
Less accumulated depreciation	(247)	(511)

	$1,226	$893

Aggregate Maturities of Long-Term Debt:

     The aggregate maturities of long-term debt as of August 31, 2001 were as follows (in thousands):

Fiscal Years	Total

2002	$430
2003	262
2004	21,142
2005	38
2006	110,000

$131,872

8. Commitments and Contingencies:

Legal:

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

     The Company is subject to various legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

Commitments and Contingencies:

     The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At August 31, 2001, future minimum rental commitments under agreements with terms in excess of twelve months were as follows (in thousands):

Fiscal Years Ended August 31,

2002	$2,767
2003	2,506
2004	2,382
2005	2,195
2006	1,777
Thereafter	8,337

$19,964

     Base rent expense for the years ended August 31, 2001, 2000 and 1999 totaled $3.6 million, $2.5 million and $2.2 million, respectively.

     The Allied Tool, Inc. assets acquisition agreement, dated March 31, 1999, provides for contingent consideration of up to a maximum of $700,000 to be paid over three years based on the achievement of future sales growth targets, as measured on the anniversary date of the acquisition. As of August 31, 2001, no contingent consideration had been earned.

     The Company has guaranteed $258,609 of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek (Note 2). The Company has also guaranteed a loan of $320,718 for the purchase of machinery to be used at the Company’s United Kingdom facility related to the expansion of CSE’s operations. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2001.

     In November 2000, the Company’s Mexican subsidiary entered into a ten-year lease of a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

9. Redeemable Warrants:

     The Company has outstanding two warrants to purchase an aggregate of 2,492,741 shares of its Class A Common Stock which are held by certain shareholders and senior lenders of the Company. A warrant to purchase 2,052,526 shares of Common Stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain anti-dilution provisions. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under an earnings formula in the warrant agreement. The obligation of the Company to redeem the warrant would be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2001, 2000 and 1999, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $9.0, $11.6 and $11.6 million at August 31, 2001, 2000 and 1999, based on the fair value per share of the Company’s Common Stock. After December 31, 2001, the Company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company’s Common Stock or an amount computed under an earnings formula in the warrant agreement. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate an estimated value per share.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A second warrant to purchase 440,215 shares of Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2008. Effective August 1, 2001, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or the net book value per share of the Company’s Common Stock as computed under a valuation formula in the warrant agreement. The obligation of the Company to redeem the warrant would be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2001, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $1.1 million at August 31, 2001, based on the fair value per share of the Company’s Common Stock. After July 31, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company’s Common Stock or the net book value per share as computed under a valuation formula in the warrant agreement of the Company’s Common Stock.

     Through June 30, 2001, the Company accounted for the redeemable warrants under the provisions of EITF Issue 88-9, “Put Warrants” from the date of issuance of the warrants prior to the effective date of EITF Issue 96-13 “Accounting for the Derivative Financial Instrument’s Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly, an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant was accreted over the period of the warrant. At June 30, 2001, the estimated redemption value of the warrants exceeded their carrying value. The difference is being charged (credited) to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. (Reductions) charges to accumulated deficit related to the warrants amounted to ($2.5) million, $0.4 million and $4.3 million for the period from September 1, 2000 to June 30, 2001 and the years ended August 31, 2000 and 1999, respectively. At June 30, 2001 and August 31, 2000 and 1999, the accretion was determined using the fair market value of the Company’s Common Stock, as determined by the Company’s Senior Management and Board of Directors.

     As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of Issue 00-19 was to reclassify the carrying amount of the warrant from temporary equity to a liability on June 30, 2001. There was no cumulative effect adjustment as a result of the application of Issue 00-19. Under Issue 00-19, the warrants will be measured at fair value with changes in fair value reported in earnings. For the period July 1, 2001 to August 31, 2001, the Company’s Senior Management determined that the fair value of the warrants did not change.

10. Shareholders’ Equity (Deficit):

Class A and B Common Stock:

     The Company has authorized 5,203,000 shares of Class A Common Stock, of which 2,492,741 shares are reserved for the warrants described in Note 9. Class A common shareholders are not entitled to elect members of the Board of Directors. In the event of an aggregate public offering exceeding $10 million, the Class A Common Stock and Class B, Series 2, Common Stock is automatically converted into Class B, Series 1 Common Stock, based on a one to one ratio. The Class B common shareholders have the right to elect members of the Board of Directors, with the holders of Series 1 having one vote per share, and the holders of Series 2 having a number of votes equal to the number of shares into which the Series 2 shares are convertible into Series 1 shares.

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

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Plan:

     At August 31, 2001, the Company had reserved 2,866,200 and 3,500,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1988 and 1994 stock option plans, respectively. Under both plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s Common Stock at the date of grant for non-statutory options and not less than 100% of the fair market value of the Company’s Common Stock at the date of grant for incentive options.

     Aggregate option activity is as follows (in thousands, except per share data):

		Options Outstanding

	Available		Weighted
	for	Number of	Average
	Grant	Shares	Exercise Price

Balances, August 31, 1998	430	1,985	$4.14
Granted	(995)	995	$5.28
Reservation of shares	1,500	—	—
Exercised	—	(128)	$1.23
Canceled	326	(326)	$5.21

Balances, August 31, 1999	1,261	2,526	$4.64
Granted	(649)	649	$6.28
Exercised	—	(90)	$0.83
Canceled	440	(440)	$5.21

Balances, August 31, 2000	1,052	2,645	$5.07
Granted	(399)	399	$6.33
Exercised	—	(130)	$1.98
Canceled	307	(307)	$4.71

Balances, August 31, 2001	960	2,607	$5.46

     At August 31, 2001, 2000 and 1999, vested options to purchase approximately 1.3 million, 1.2 million, and 1.0 million shares, respectively, were unexercised.

     During fiscal year 2001, an affiliate of a director exercised 90,000 option shares at an exercise price of $1.75 per share under the Company’s 1988 Stock Option Plan. Pursuant to a procedure authorized by the Board of Directors for select holders of options granted under the 1988 Stock Option Plan, the option holder elected a cashless exercise of the options whereby shares previously owned by the optionee or shares acquired by the optionee upon exercise of the option were surrendered to satisfy withholding and other taxes, and the exercise cost of the shares.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes information about fixed stock options outstanding at August 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.50 - $3.75	100	1.00	$2.63	100	$2.63
$4.00 - $5.78	1,525	6.54	$5.10	1,054	$5.02
$6.25 - $6.88	982	8.75	$6.31	176	$6.31

     The Company has adopted the disclosure-only provisions of the SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2001, 2000 and 1999 consistent with the provisions of SFAS NO. 123, the pro forma net loss would have been reported as follows (in thousands):

	2001	2000	1999

Net income (loss) as reported	$1,030	$(3,743)	$(616)
Net income (loss) – proforma	$327	$(4,089)	$(875)

     These results are not likely to be representative of the effects on reported net income (loss) for future years.

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999:

		2001	2000	1999

•	Risk-free Interest Rate	5.72%	6.45%	5.04%
•	Expected Life	5 years	5 years	5 years
•	Volatility	n/a	n/a	n/a
•	Dividend Yield	—	—	—

     The weighted average fair value per share of those options granted in 2001, 2000 and 1999 was $4.73, $4.52, and $4.13, respectively.

11. Employee Benefit Plans:

     The Company maintains a defined contribution plan which covers all full-time domestic employees of the Company who are age twenty-one or older, have completed one year of service and are not covered by a collective bargaining agreement. Employer contributions are made at the discretion of the Board of Directors and amounted to approximately $317,000, $369,000 and $96,000 for the years ended August 31, 2001, 2000 and 1999, respectively.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25,000 in any calendar year. The participant’s purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period. The ESPP shall continue until terminated by the Board of Directors, until all of the shares reserved for issuance under the ESPP have been issued or until January 1, 2007, whichever shall first occur. Shares purchased under the ESPP are issued by the Company once a year, at calendar year end. In fiscal years 2001, 2000 and 1999, 3,437, 6,001 and 9,153 shares were issued to employees under the ESPP at an annual aggregate purchase price of $18,259, $31,880 and $40,822 respectively, bringing the total shares issued under the ESPP to 31,794 for an aggregate purchase price of $149,846 as of August 31, 2001. The Company has not recognized compensation expense related to the ESPP during fiscal years 2001, 2000, and 1999.

     12.     Income Taxes:

     Income tax provision (benefit) for the years ended August 31, consisted of the following (in thousands):

	August 31,

	2001	2000	1999

Current:
Federal	$52	$—	$(78)
State	48	—	32
Foreign	1,024	972	306

	1,124	972	260

Deferred:
Federal	572	(2,176)	(128)
State	24	(133)	(28)
Foreign	354	(828)	(456)

	950	(3,137)	(612)

	$2,074	$(2,165)	$(352)

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

	Year Ended August 31,

	2001	2000	1999

Federal statutory rate (benefit)	34.0%	(34.0)%	(34.0)%
State taxes	3.2	(2.2)	(4.8)
Nondeductible amortization	28.4	6.2	45.1
Nondeductible business meals and entertainment	9.4	1.5	8.8
Change in valuation allowance	(8.1)	(6.4)	(54.8)
Other	(0.1)	(1.8)	3.7

Effective income tax rate	66.8%	(36.7)%	(36.0)%

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of the net deferred tax liabilities are as follows (in thousands):

	August 31,

	2001	2000

Deferred tax assets:
Federal and state credits	$444	$175
Accounts receivable	222	187
Inventories	198	184
Intangible assets	1,532	915
Net operating loss – foreign	1,869	1,578
Net operating loss – domestic	4,355	3,712
Accrued liabilities and other	256	1,496

Total gross assets	8,876	8,247
Less: valuation allowance	(981)	(367)

Total assets	7,895	7,880

Deferred tax liabilities:
Property, plant and equipment	9,052	8,087

Total liabilities	9,052	8,087

Net deferred tax liabilities	$1,157	$207

     At August 31, 2001, the Company had a net operating loss carryforward of approximately $12.1 million available to offset future U.S. federal income taxes through August 31, 2021.

13. Segment Information:

     The Company’s reportable operating businesses are organized primarily by geographic region. The United States, the United Kingdom, Canada and Mexico offer both closure and bottle product lines and China offers closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. A description of operating segments for the Company can be found in Notes 1 and 2. Adjusted EBITDA represents income (loss) before income taxes, net interest expense, depreciation, amortization and restructuring costs. The accounting policies of the segments are the same as those policies described in Note 1.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The table below presents information about reported segments for the years ended August 31, (in thousands):

	2001	2000	1999

Revenues
United States	$128,728	$126,364	$128,347
Canada	26,015	25,446	23,854
United Kingdom	31,063	27,265	22,471
Mexico	15,144	12,489	7,860
China	2,575	2,277	653
Other	15,893	15,078	12,715

Total Consolidated	$219,418	$208,919	$195,900

Adjusted EBITDA
United States	$35,157	$30,585	$32,499
Canada	2,617	4,454	3,034
United Kingdom	6,498	5,421	4,358
Mexico	2,826	1,159	1,300
China	418	224	(464)
Other	(12,054)	(11,472)	(9,311)

Total Consolidated	$35,462	$30,371	$31,416

     Intersegment revenues of $8.7 million, $7.0 million and $6.9 million have been eliminated from the segment totals presented above for fiscal years 2001, 2000 and 1999, respectively. Foreign revenue is determined based on the country where the sale originates.

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated income (loss) before income taxes, for the years ended August 31, (in thousands):

	2001	2000	1999

Total Adjusted EBITDA – for reportable segments	$35,461	$30,371	$31,416
Depreciation and amortization	(21,948)	(20,856)	(17,514)
Amortization of debt issuance costs	(718)	(428)	(546)
Interest expense, net	(14,378)	(14,411)	(14,262)
Restructuring costs	(1,939)	(493)	—
Gain (loss) from sale of property, plant and equipment	6,784	(106)	(82)
Other	(158)	15	20

Consolidated income (loss) before income taxes	$3,104	$(5,908)	$(968)

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The table below presents revenues by product line for the years ended August 31, (in thousands):

	2001	2000	1999

Revenues:
Closures	$173,839	$164,052	$157,538
Bottles	25,944	24,404	19,589
Equipment	13,299	13,155	12,542
Other	6,336	7,308	6,231

Total	$219,418	$208,919	$195,900

     During fiscal years 2001, 2000 and 1999, none of the Company’s customers accounted for more than 9% of total sales.

     The following is a breakdown of revenue and long-lived assets by geographic region as of and for the years ended August 31, (in thousands):

	2001	2000	1999

Revenue:
United States	$144,621	$141,442	$141,062
Foreign	74,797	67,477	54,838

Total	$219,418	$208,919	$195,900

Long-lived assets:
United States	$72,986	$73,265	$79,534
Foreign	25,712	28,530	33,273

Total	$98,698	$101,795	$112,807

14. Related Party Transactions:

     On July 1, 1999, the Company entered into an agreement with SHS to provide a total of $3.5 million in support services to SHS, then a wholly-owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark-up of the cost of the services rendered. The Company received a promissory note for $3.5 million from SHS, which bears interest at a rate equal to the base rate used in the Company’s senior revolving credit facility less one-half of one percent. In September 1999, the note was assumed by a company controlled by the Chief Executive Officer of the Company in exchange for an ownership interest in SHS. All outstanding principal and interest amounts due on the note are payable in full on the earlier date of July 1, 2003, or the occurrence of one of the following events: nine months after a public offering by SHS equal to or exceeding $20.0 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the note. As of August 31, 2001, the Company had not received any payments related to the note, and as such, the $1.5 million profit from the mark-up of the cost of the services rendered was not recognized in fiscal years 2001, 2000 or 1999. In September 1999, the Company’s interest in SHS was reduced from 100% to less than 25% and the Company began accounting for its investment in SHS under the equity method. Equity losses recognized by the Company were approximately $476,000 in fiscal year 2000. At August 31, 2001 and 2000, the Company’s ownership interest in SHS was approximately 6% and 10%, respectively. The Company’s net investment balance in SHS at August 31, 2001, including the unreserved portion of the note receivable, amounted to $560,000 and is included on the balance sheet as an investment in/advance to an unconsolidated affiliate.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Effective July 1, 2000, the Company sold the assets of a wholly-owned e-commerce subsidiary, BNI, to SHS in exchange for a non-interest bearing, unsecured promissory note for $1.5 million, which was fully reserved for as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock.

     During fiscal year 1999, an investment partnership, of which a general partner is also a director of the Company, and another director of the Company, exercised options granted under the Company’s 1988 Stock Option Plan (“1988 Plan”) to purchase 29,984 and 16,050 shares, respectively, of the Company’s Class B Common Stock, Series 1, at an exercise price of $1.00 per share. In addition, four principals of an investment banking firm, of which a director is a principal, exercised options granted under the Company’s 1988 Plan to purchase an aggregate of 41,976 shares, at an exercise price of $1.00 per share.

     Options may be granted under the 1994 Stock Option Plan (“1994 Plan”) to officers, key employees, directors, advisors, consultants and independent contractors of the Company, or any subsidiary of the Company. On November 13, 2000, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Three directors and an affiliate of a director each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.25 per share; the Chief Executive Officer received an option to purchase 50,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.875 per share. On November 3, 1999, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Three directors and an affiliate of a director each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.25 per share; the Chief Executive Officer received an option to purchase 50,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.875. On November 17, 1998, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Two directors, one investment partnership, of which a general partner is also a director of the Company, and an affiliate of another director each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $5.25 per share; the Chief Executive Officer received an option to purchase 50,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $5.775. The non-qualified stock options for fiscal years 2001, 2000 and 1999, which were granted to such directors, will expire ten (10) years from the date of grant and will vest 20% one year after the vesting start date and 5% for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company, provided that vesting of such options will be accelerated upon a change in control.

     In connection with the Company’s acquisition of Consumer (Note 2), in February 2001, the Company paid to a director, a fee consisting of $100,000 and 4,000 share of Class B Common Stock, Series 1, valued at $6.25 per share, for services rendered to the Company. In addition, in May 2001 in connection with the acquisition, the Company paid to an investment banking firm $100,000 for services rendered to the Company. A principal of the investment banking firm is a director. Both directors serve as members of the Board’s Audit and Compensation Committees. The one director was Secretary of the Company until his resignation as Secretary during fiscal 2001.

     In addition to a base salary of $12,000, the Company paid $159,000, $181,000 and $238,000 for the years ended August 31, 2001, 2000 and 1999, respectively, to the Company’s Vice President and General Counsel, and current Secretary, for legal services rendered.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company incurred $897,000, $181,000 and $442,000, in the years ended August 31, 2001, 2000 and 1999, respectively, to a law firm for legal services rendered, a general partner of which is a director of the Company, a member of its Audit and Compensation Committees, and was Secretary of the Company until his resignation as Secretary during fiscal 2001.

     The Company incurred $41,800 for the years ended August 31, 2001, 2000 and 1999 to a corporation for management fees. The sole shareholder of the aforementioned corporation is an officer, a director and significant shareholder of the Company.

     The Company has a note receivable from an officer and director at an interest rate of 3%, equal to the Short Term Applicable Federal Rate as of August 31, 2001. The balance due from the officer, including accrued and unpaid interest, amounted to $266,000 and $370,000 as of August 31, 2001 and 2000 respectively, and is classified in common stock and other shareholders’ equity (deficit) in the consolidated balance sheets.

     The Company sold product and performed certain services for it non-consolidated affiliated companies totaling approximately $3,961,000 and $4,186,000 for the years ended August 31, 2001 and 2000, respectively. The Company had trade receivables due from these non-consolidated affiliated companies, which amounted to $1,377,000 and $902,000 as of August 31, 2001 and 2000, respectively.

     In August 2001, the Company paid to an investment banking firm, of which a director is a principal, a fee of approximately $92,000 for certain investment advisory and banking services performed by the director’s affiliate on behalf of the Company during fiscal 2001. Certain costs incurred by the affiliate of the director also were reimbursed by the Company. In addition, shares of Class B Common Stock, Series 1, valued at $5.00 per share, or $175,000 in the aggregate, were issued to principals of the investment banking firm, 5,000 of which shares were issued to the director with whom the investment banking firm is affiliated. Said director is also a member of the Board’s Audit and Compensation Committees.

     In June 2001, an investment partnership, one of the general partners of which is a director, exercised its stock option for 90,000 shares granted under the Company’s 1988 Plan, at an exercise price of $1.75 per share. Under a procedure authorized by the Board of Directors for select holders of options granted under the 1988 Plan, the affiliate of such director exercised its options in accordance with the provisions of the plan, pursuant to the terms of which shares previously owned by the investment partnership affiliated with the director and/or shares acquired by the investment partnership upon exercise of the option were surrendered to satisfy withholding and other tax obligations, and the exercise price of the shares underlying the option. The director of the Company also serves as a member of the Board’s Audit and Compensation Committees, and was Secretary of the Company until his resignation as Secretary during fiscal 2001.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Supplemental Cash Flow Disclosures:

     The Company paid $951,000, $771,000 and $156,000 in income taxes during the years ended August 31, 2001, 2000 and 1999, respectively.

     The Company paid $15,413,000, $14,695,000 and $14,293,000 in interest during the years ended August 31, 2001, 2000 and 1999, respectively.

     During fiscal years 2001, 2000 and 1999, the Company acquired $1,120,000, $395,000 and $301,000, respectively, of equipment under capital lease.

     During fiscal year 2001, the Company wrote-off fully amortized intangible assets totaling approximately $3,712,000.

     During fiscal year 2001, the Company issued $550,000 in Class B Common Stock, Series 1 related to the acquisition of Consumer and $300,000 in Class B Common Stock, Series 1 to extinguish a portion of the assumed debt obligations of Consumer (Note 2).

     During fiscal year 1999, the Company converted $1.5 million of debt to equity in PPI Mexico.

     During fiscal years 2001, 2000 and 1999, the Company recorded a (decrease) increase in the value of stock purchase warrants of ($2,519,000), $3,743,000 and $4,263,000, respectively.

16. Subsidiaries:

     Under the terms of the indenture governing the senior notes and the Company’s senior revolving credit facility, the Company must designate subsidiaries as restricted or unrestricted subsidiaries. Included in the indenture and the senior credit facility are formulas required to be met prior to reclassification of a subsidiary from unrestricted subsidiary status to restricted subsidiary status. Unrestricted subsidiaries do not guarantee the senior notes under the indenture and are allowed to borrow money from third parties; however there are restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Restricted subsidiaries guarantee the senior notes under the indenture and have some restrictions on borrowing money; however there are fewer restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries.

     Portola Packaging Ltd. (eastern Canada) and Portola Packaging Ltd. (U.K.) have been restricted subsidiaries since fiscal year 1997 when they were converted from unrestricted subsidiaries to restricted subsidiaries. Portola Allied and Portola Packaging Holding B.V. were designated restricted subsidiaries in connection with their formation during fiscal year 1999; Portola Packaging Canada Ltd. was converted from unrestricted subsidiary to restricted subsidiary status in connection with the repayment in May 1999 of all amounts due to a Canadian bank; PPI Mexico was designated a restricted subsidiary in connection with the purchase by the Company in July 1999 of the remaining 50% interest in PPI Mexico (although it is a restricted subsidiary for purposes of the indenture, PPI Mexico is now being operated as an unrestricted subsidiary pursuant to the Company’s new amended and restated senior credit agreement entered into in September 2000). During fiscal year 2001, Delaware Nepco was designated a restricted subsidiary in connection with its acquisition of Consumer; APS was designated a restricted subsidiary in connection with its formation in late fiscal year 2001 (Note 2). The following joint venture and subsidiary were designated as unrestricted subsidiaries in fiscal year 2000: GLA and BNI (Notes 2 and 14). The following joint ventures and subsidiaries were designated as unrestricted subsidiaries in fiscal year 1999: PPI China, ASG, LSA and SHS (Notes 2 and 14). Neither SHS nor BNI are currently subsidiaries of the Company.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The table below provides consolidated financial information for the years ended August 31, 2001, 2000 and 1999 (in thousands):

		Parent	Restricted		Unrestricted		Total
		Company	Subsidiaries	Subtotal	Subsidiaries	Eliminations	Consolidated

Statement of
Operations data:
Sales	2001	$142,095	$82,080	$224,175	$6,320	($11,077)	$219,418
	2000	140,701	68,958	209,659	6,265	(7,005)	208,919
	1999	145,426	37,200	182,626	20,170	(6,896)	195,900

Gross profit	2001	37,554	12,552	50,106	2,183	(2,415)	49,874
	2000	35,362	10,572	45,934	2,102	(1,411)	46,625
	1999	38,010	5,271	43,281	3,588	—	46,869
Income (loss) from operations	2001	8,836	4,073	12,909	(1,020)	—	11,889
	2000	7,637	3,173	10,810	(1,436)	—	9,374
	1999	11,413	1,563	12,976	652	—	13,628
Balance sheet data:
Cash and cash equivalents	2001	(888)	3,249	2,361	954	—	3,315
	2000	367	2,120	2,487	1,426	—	3,913

Current assets	2001	26,474	23,039	49,513	2,239	(816)	50,936
	2000	30,078	20,785	50,863	3,142	(1,465)	52,540

Total assets	2001	113,326	55,617	168,943	4,912	(24,220)	149,635
	2000	123,611	49,290	172,901	6,303	(24,869)	154,335

Current liabilities	2001	(15,685)	44,048	28,363	4,374	(816)	31,921
	2000	(5,569)	36,766	31,197	4,595	(1,465)	34,327

Total liabilities	2001	118,386	44,389	162,775	4,411	(816)	166,370
	2000	132,079	37,409	169,488	4,614	(1,465)	172,637
Cash flow data:
Operating activities	2001	1,222	11,623	12,845	681	1,390	14,916
	2000	10,241	4,387	14,628	1,003	1,948	17,579
	1999	(178)	4,943	4,765	6,847	—	11,612

Investing activities	2001	769	(4,465)	(3,696)	(406)	—	(4,102)
	2000	(8,567)	(3,221)	(11,788)	71	—	(11,717)
	1999	(13,534)	(5,089)	(18,623)	(2,812)	—	(21,435)

Financing activities	2001	(3,246)	(6,082)	(9,328)	(747)	(1,390)	(11,465)
	2000	(1,307)	(976)	(2,283)	(72)	(1,949)	(4,304)
	1999	11,335	(10)	11,325	(2,600)	—	8,725

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events:

     The Company sold certain real property located in New Castle, Pennsylvania on October 9, 2001. The net proceeds from the sale totaled approximately $319,000 resulting in a loss of approximately $2,000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The current directors and executive officers of the Company are as follows:

		Years with
Name	Age	Company	Position

Jack L. Watts	53	15	Chairman of the Board and Chief Executive Officer
James A. Taylor	55	3	President and Chief Operating Officer
Donald C. Kirk, Jr.	53	1	Vice President, Sales and Global Marketing
E. Scott Merritt	46	6	Vice President, U.S. Closures and Equipment
Frederick K. Janz	51	6	Vice President, International Group
Dennis L. Berg	52	2	Vice President, Finance and Chief Financial Officer
Laurie D. Bassin	52	15	Vice President, Corporate Development
Themistocles G. Michos	69	5	Vice President and General Counsel, Secretary
Christopher C. Behrens	40	7	Director
Jeffrey Pfeffer, Ph.D.(1)	55	5	Director
Timothy Tomlinson(1)(2)	51	15	Director
Larry C. Williams(1)(2)	52	12	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

     Mr. Watts has been Chairman of the Board and Chief Executive Officer of the Company since January 1986 and until July 1999. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.

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

     Mr. Merritt has been Vice President, U.S. Closures and Equipment since July 1999. From July 1997 to July 1999, he was the Vice President, U.S. Operations. He was Vice President of Manufacturing Technology from April 1996 to July 1997. He was President and General Manager, Fitment Equipment from February 1995 until April 1996. From August 1992 to February 1995, he was an Advisor, General Assembly for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota. From 1978 to August 1992, he was employed by General Motors of Canada, Ltd., where he held various positions, most recently as Manufacturing Superintendent, Components Plant.

     Mr. Janz has been Vice President, International Group of the Company since June 2000. He joined the Company in April 1995 as Vice President of Pennsylvania Nepco in charge of all operations, purchasing and quality control. In 1998, Mr. Janz was assigned to Portola’s International Division as President, PPI Canada and started up the Pacific Rim sales and manufacturing operations known as Portola China. In 1999, Mr. Janz also was assigned oversight for the Portola Mexico. Prior to 1995, Mr. Janz was Vice President of the CMS Materials division of CMS Gilbreth, a leading supplier of decorated plastic packaging and application equipment. Mr. Janz also held several positions in Owens Illinois and Johnson Controls Plastics Division as Operations Manager and Regional Manufacturing Manager.

     Mr. Berg has been Vice President of Finance and Chief Financial Officer of the Company since July 1999. He joined the Company in February 1999 as Vice President, Finance. From February 1988 to February 1999, he was employed by Seagate Technology, Inc., an international manufacturer and distributor of computer disk drives. During his tenure at Seagate, Mr. Berg held many financial management positions including Director of Worldwide Internal Audit, Controller of Heppenhiem, Germany and Omaha, Nebraska manufacturing plants, Senior Director of Corporate Accounting and External Reporting, and most recently as Senior Director of Financial Planning and Analysis.

     Ms. Bassin has been Vice President, Corporate Development of the Company since February 1993. From August 1986 to February 1993, she was Director of Marketing of the Company. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

     Mr. Michos has been Vice President and General Counsel since November 1996. He became Secretary of the Company during fiscal year 2001. Prior to his association with the Company, he was and continues to be in private practice in San Francisco, California.

     Mr. Behrens has been a director of the Company since June 1994. He has been an officer of JPMorgan Chase & Co., formerly known as The Chase Manhattan Bank, N.A. since 1986 and an officer of JPMorgan Partners, formerly known as Chase Capital Partners (the private equity affiliate of JPMorgan Chase & Co.) since 1990. Mr. Behrens is a director of Carrizo Oil & Gas, Domino’s Inc. and numerous privately-held companies.

     Dr. Pfeffer has been a director of the Company since May 1996. He has been a professor in the Graduate School of Business at Stanford University since 1979, except for the 1981-1982 academic year when he served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at the Harvard Business School, and currently holds the Thomas D. Dee II Professor of Organizational Behavior chair. Dr. Pfeffer is a director of SonoSite, a publicly traded company and certain privately-held companies.

     Mr. Tomlinson has been a director of the Company since January 1986, and was Secretary of the Company from 1986 until his resignation as Secretary during fiscal year 2001. Mr. Tomlinson sits on the Boards of Directors of VeriSign, Inc. (a provider of trusted infrastructure services for websites, enterprises, electronic commerce service providers and individuals), Oak Technology, Inc. (a provider of high performance integrated semiconductors, software and platform solutions serving as optical storage and digital imaging markets), and SmartDisk Corporation (a designer and marketer of advanced consumer electronics products and software solutions that enable people to organize, manage and use all types of digital content). Mr. Tomlinson is a director of several privately-held companies as well. He also is the managing partner of a number of seed venture capital funds, mainly emphasizing technology companies. He has been a partner in the law firm of Tomlinson Zisko Morosoli & Maser LLP since 1983.

     Mr. Williams has been a director of the Company since January 1989. He co-founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

     Each director listed above was elected at the Company’s Annual Meeting of Shareholders held in March 2001 and will serve until his successor has been elected and qualified or until his earlier resignation or removal.

Compliance Under Section 16(a) of the Securities Exchange Act of 1934

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no persons are presently required to file reports with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended August 31, 2001, 2000 and 1999 by the Company’s Chief Executive Officer and the Company’s six other most highly compensated executive officers during fiscal 2001, 2000 and 1999 (together, the “Named Officers”).

Summary Compensation Table

				Long-Term
				Compensation Awards

	Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options	Compensation(3)

Jack L. Watts	2001	$344,995	$218,160	$41,800	50,000	$109,080
Chairman of the Board and	2000	325,000	84,000	41,800	50,000	42,000
Chief Executive Officer	1999	299,988	—	41,800	50,000	104,750

James A. Taylor	2001	250,150	201,798	—	50,000	—
President and Chief Operating	2000	234,999	69,300	—	100,000	—
Officer(4)	1999	200,000	—	—	187,500	—

Donald C. Kirk, Jr.	2001	190,000	81,810	—	15,400	—
Vice President, Sales and	2000	25,577	18,750	—	70,000	—
Global Marketing (5)

E. Scott Merritt	2001	177,692	65,448	—	15,400	—
Vice President, U.S. Closures	2000	162,892	21,000	—	27,500	—
and Equipment	1999	151,299	—	—	27,500	—

Frederick K. Janz	2001	167,692	70,902	—	27,000	—
Vice President, International	2000	152,035	21,000	—	27,500	—
Group	1999	157,815	—	—	28,000	—

Dennis L. Berg	2001	162,692	59,994	—	15,400	—
Vice President, Finance and	2000	142,693	16,800	—	20,000	—
Chief Financial Officer	1999	72,692	—	—	40,000	—

Laurie D. Bassin	2001	147,500	49,086	—	5,800	—
Vice President, Corporate	2000	147,500	18,900	—	11,000	—
Development	1999	147,500	—	—	19,250	—

(1)	With respect to each fiscal year, bonuses accrued each year are for services rendered during the fiscal year, but are paid in the following fiscal year. There were no bonuses for fiscal year 1999. With respect to fiscal years 2001 and 2000, all bonuses relate to profit sharing distributions.

(2)	With respect to each fiscal year, other annual compensation includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(3)	With respect to fiscal years 2001, 2000 and 1999, all other compensation represents forgiveness of certain principal and interest on a note receivable from Jack L. Watts.

(4)	Mr. Taylor served as the Chief Financial Officer of the Company until July 1999, at which time he was promoted to President and Chief Operating Officer.

(5)	Mr. Kirk joined the Company during fiscal year 2000.

     The following table sets forth information concerning individual grants of stock options made during fiscal year 2001 to the Named Officers.

Option Grants in Fiscal 2001

					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
	Number of	% of Total Options			Price Appreciation for
	Securities	Granted to	Exercise or		Option Term(3)
	Underlying Options	Employees	Base Price	Expiration
Name	Granted(1)	in Fiscal Year	($/Sh)(2)	Date	5%($)	10%($)

Jack L. Watts	50,000	13.37%	$6.88	11/13/10	$165,000	$466,500
James A. Taylor	50,000	13.37%	6.25	11/13/10	196,500	498,000
Donald C. Kirk, Jr.	15,400	4.12%	6.25	11/13/10	60,522	153,384
E. Scott Merritt	15,400	4.12%	6.25	11/13/10	60,522	153,384
Frederick K. Janz	27,000	7.22%	6.25	11/13/10	106,110	268,920
Dennis L. Berg	15,400	4.12%	6.25	11/13/10	60,522	153,384
Laurie D. Bassin	5,800	1.55%	6.25	11/13/10	22,794	57,768

(1)	The options were granted under the Company’s 1994 Stock Option Plan. The options become exercisable for 20% of the shares on the first anniversary of the date of grant and the balance vests 5% for each calendar quarter of the individual’s employment thereafter. The stock options granted to Messrs. Watts, Taylor, Kirk and Berg, and Ms. Bassin provide for acceleration of vesting upon a change in control. The individuals identified in the table received incentive and/or nonstatutory stock option grants.

(2)	Except for Mr. Watts, the exercise price on the date of grant was equal to 100% of the fair market value as determined by the Board of Directors on the date of grant. Mr. Watts’ options were granted at 110% of fair market value at the date of issuance or $6.875.

(3)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of its future Common Stock price.

     The following table sets forth certain information regarding option exercises during fiscal year 2001 and the number of shares covered by both exercisable and unexercisable stock options as of August 31, 2001 for each of the Named Officers.

Aggregated Option Exercises in Fiscal 2001 and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
	Shares		Options at August 31, 2001		August 31, 2001(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack L. Watts	—	n/a	182,500	117,500	$5,000	$—
James A. Taylor	—	n/a	145,624	191,875	—	—
Donald C. Kirk, Jr.	—	n/a	14,000	71,400	—	—
E. Scott Merritt	—	n/a	104,124	56,275	49,500	500
Frederick K. Janz	—	n/a	55,500	62,000	30,000	—
Dennis L. Berg	—	n/a	26,000	49,400	—	—
Laurie D. Bassin	—	n/a	44,720	34,150	4,750	250

(1)	The value of an “in-the-money” option represents the difference between the estimated fair market value of the underlying securities at August 31, 2001 of $5.00 per share, as determined by the Company’s Board of Directors during August 2001, minus the exercise price of the option.

Director Compensation

     During fiscal year 2001, each of Dr. Pfeffer and Messrs. Tomlinson and Williams received as compensation for his services as a director $4,250 per quarter and $2,000 for each meeting of the Board attended, up to $25,000 per year, and also was reimbursed for reasonable expenses in attending Board meetings. None of the other Board members are compensated as such. Messrs. Williams and Tomlinson receive annual retainers for their services as members of the Audit Committee of the Board in the amount of $4,000 each, paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000, paid on a quarterly basis. During fiscal year 2001, certain directors also received grants of stock options as described below.

     On November 13, 2000, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Stock Option Plan (the “1994 Plan”). Options may be granted under the 1994 Plan to officers, key employees, directors, advisors, consultants and independent contractors of the Company, or any subsidiary of the Company. Each of Dr. Pfeffer and Messrs. Behrens, Tomlinson and Williams received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.25 per share. The non-qualified stock options granted to such directors will expire ten (10) years from the date of grant and will vest 20% one year after the vesting start date of November 13, 2000 and 5% for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company. As described below, all of these options provide for acceleration of vesting upon a “change in control.” Mr. Behrens assigned his options to Chase Manhattan Capital Corporation (now known as JPMorgan Partners (Bank SBIC Manager), Inc.), an entity with which he is affiliated.

Employment and Change of Control Arrangements

     Certain of the stock option agreements entered into pursuant to the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a “change in control,” as defined in such stock option agreements. In this regard, the stock options granted during fiscal 2001 and 2000 to the members of the Board of Directors, Messrs. Behrens, Pfeffer, Tomlinson and Williams, and to certain executive officers of the Company, Laurie D. Bassin, Dennis L. Berg, Donald C. Kirk, Jr., James A. Taylor and Jack L. Watts, provide for acceleration of vesting upon a change in control of the Company. Stock options granted to certain of these individuals in prior fiscal years also provide for acceleration of vesting upon a change in control.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The members of the Compensation Committee of the Company’s Board of Directors are Jeffrey Pfeffer, Ph.D., Timothy Tomlinson and Larry C. Williams. Until recently, Mr. Tomlinson also was the Company’s Secretary.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of each class of the Company’s voting securities as of October 31, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. The Company’s equity securities are privately held and no class of voting securities of the Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

		Amount and Nature
	Name and Address of	of Beneficial	Percent of
Title of Class (1)	Beneficial Owner	Ownership (2)	Class (2)

Class B Common Stock, Series 1	Jack L. Watts (3)	4,028,411	38.44%
Class B Common Stock, Series 2	Jack L. Watts (4)	1,035	*
Class B Common Stock, Series 1	Christopher C. Behrens (5)	1,562,333	15.18%
Class B Common Stock, Series 1	JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation) (6)	1,562,333	15.18%
Class B Common Stock, Series 2	Christopher C. Behrens (7)	815,715	7.93%
Class B Common Stock, Series 2	JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation) (8)	815,715	7.93%
Class B Common Stock, Series 1	Gary L. Barry (9)	607,965	5.91%
Class B Common Stock, Series 1	Portola Company IV LLC (10)	498,965	4.85%
Class B Common Stock, Series 2	Portola Company IV LLC (10)	1,035	*
Class B Common Stock, Series 1	Timothy Tomlinson (11)	203,510	1.97%
Class B Common Stock, Series 1	James A. Taylor (12)	169,999	1.13%
Class B Common Stock, Series 1	Laurie D. Bassin (13)	169,125	1.64%
Class B Common Stock, Series 1	E. Scott Merritt (14)	117,455	1.13%
Class B Common Stock, Series 1	Larry C. Williams (15)	71,942	*
Class B Common Stock, Series 1	Frederick K. Janz (16)	63,163	*
Class B Common Stock, Series 1	Jeffrey Pfeffer, Ph.D. (17)	45,000	*
Class B Common Stock, Series 1	Dennis L. Berg (18)	32,080	*
Class B Common Stock, Series 1	Donald C. Kirk, Jr. (19)	20,580	*

Class B Common Stock, Series 1 and Series 2	All executive officers and directors as a group (12 persons)(20)	7,305,348	71.07%

*	Represents beneficial ownership of less than 1% of the outstanding shares of a class of the Company’s issued and outstanding stock.

(1)	The Company’s Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of the Company’s assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into one share of Class B Common Stock, Series 1 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which the Company is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of October 31, 2001, there were 10,276,977 shares of Class B Common Stock issued and outstanding, consisting of 9,105,547 shares of Class B Common Stock, Series 1 and 1,171,430 shares of Class B Common Stock, Series 2. As of October 31, 2001, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. JPMorgan Partners (Bank SBIC Manager), Inc. holds 2,052,526 of such warrants and Heller Financial, Inc. holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of

Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or there is a capital reorganization or reclassification of the capital stock of the Company.

(2)	In accordance with the rules of the Securities and Exchange Commission, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 31, 2001 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percent of Class computation reflects percentage ownership of Class B Common Stock, Series 1 and Class B Common Stock, Series 2 combined.

(3)	Includes 200,000 shares subject to options that are exercisable within 60 days of October 31, 2001. Also includes (i) 498,965 shares held of record by Portola Company IV LLC, of which Mr. Watts is the general manager; and (ii) 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 890 Faulstich Court, San Jose, California 95112.

(4)	Consists entirely of shares held of record by Portola Company IV LLC, of which Mr. Watts is the general manager.

(5)	Mr. Behrens is a principal of JPMorgan Partners Global 2001 SBIC, LLC (formerly Chase Capital Partners), an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation). Includes (i) 1,562,333 shares held of record by JPMorgan Partners (Bank SBIC Manager), Inc. and affiliates (149,047 shares held by Archery Partners and 99,800 shares held by Baseball Partners) and 7,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc., and (ii) 3,000 shares subject to options held by JPMorgan Partners (Bank SBIC Manager), Inc. that are exercisable within 60 days of October 31, 2001. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 1,562,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners (Bank SBIC Manager), Inc. and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 7,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC LLC, an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc., and (b) 3,000 shares subject to options held by JPMorgan Partners (Bank SBIC Manager), Inc. that are exercisable within 60 days of October 31, 2001. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	Mr. Behrens is a principal of JPMorgan Partners Global 2001 SBIC, LLC (formerly Chase Capital Partners), an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation). Comprised of 726,095 shares held of record by JPMorgan Partners (Bank SBIC Manager), Inc., 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, both affiliates of JPMorgan Partners (Bank SBIC Manager), Inc. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners (Bank SBIC Manager), Inc. and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(8)	With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JP Morgan Partners (Bank SBIC Manager), Inc. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(9)	Mr. Barry’s address is 885 Portola Road, Portola Valley, California 94028.

(10)	The address of this shareholder is National Agents, Inc., 400 West King Street, Carson City, Nevada 89703.

(11)	Mr. Tomlinson is a general partner in the following entities: (a) Tomlinson Zisko Morosoli & Maser LLP (“TZMM”); (b) First TZMM Investment Partnership; and (c) TZM Investment Fund. The shares listed include (i) 26,000 shares held of record by First TZMM Investment Partnership, (ii) 121,510 shares held of record by TZM Investment Fund, (iii) 4,000 shares held by trusts for the benefit of Mr. Tomlinson’s children, over which trusts Mr. Tomlinson acts as trustee; (iv) 10,000 shares held by trusts for the benefit of the children of William E. Zisko, a partner in TZMM, over which trusts Mr. Tomlinson acts as trustee; and (v) 17,000 shares subject to options that are exercisable within 60 days of October 31, 2001. Mr. Tomlinson disclaims beneficial ownership of the shares held in the name of the Zisko children’s trusts. Also excludes shares held in the individual names of two partners in TZMM. Mr. Tomlinson’s address is 200 Page Mill Road, Second Floor, Palo Alto, California 94306.

(12)	Comprised entirely of shares subject to options that are exercisable within 60 days of October 31, 2001. Mr. Taylor’s address is 890 Faulstich Court, San Jose, California 95112.

(13)	Includes 49,534 shares subject to options that are exercisable within 60 days of October 31, 2001. Ms. Bassin’s address is 890 Faulstich Court, San Jose, California 95112.

(14)	Comprised of 5,000 shares held by a trust for the benefit of Mr. Merritt’s family and 112,455 shares subject to options that are exercisable within 60 days of October 31, 2001. Mr. Merritt’s address is 890 Faulstich Court, San Jose, California 95112.

(15)	Includes 20,000 shares subject to options that are exercisable within 60 days of October 31, 2001. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(16)	Includes 65,325 shares subject to options that are exercisable within 60 days of October 31, 2001. Mr. Janz’ address is 890 Faulstich Court, San Jose, California 95112.

(17)	Includes 20,000 shares subject to options that are exercisable within 60 days of October 31, 2001. Dr. Pfeffer’s address is Graduate School of Business, Stanford University, Palo Alto, California 94305.

(18)	Comprised entirely of shares subject to options that are exercisable within 60 days of October 31, 2001. Mr. Berg’s address is 890 Faulstich Court, San Jose, California 95112.

(19)	Comprised entirely of shares subject to options that are exercisable within 60 days of October 31, 2001. Mr. Kirk’s address is 890 Faulstich Court, San Jose, California 95112.

(20)	Comprised of the shares shown as included in footnotes 3, 4, 5, 7 and 11 through 19.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Senior Management and Other Employees

     In January 1992, the Company loaned Jack L. Watts, Chairman of the Board and Chief Executive Officer, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and originally accrued interest at a rate equal to 2% above the Company’s borrowing rate on its revolving credit facility. In January 1997, the rate was changed to equal the Short Term Applicable Federal Rate, compounded annually. In November 2000, the Board of Directors agreed to extend until January 17, 2001, the due date of all principal and accrued interest owing to the Company. Also, in November 2000, 1999 and 1998, the Board of Directors agreed to have the Company forgive the repayment of certain principal and interest amounts due on the note totaling approximately $109,000, $42,000 and $105,000, respectively. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. The principal plus accrued interest outstanding at August 31, 2001 was approximately $266,000.

     The Company’s policy is that it will not make loans to, or enter into other transactions with, directors, officers or other affiliates unless such loans or transactions are approved by a majority of the Company’s disinterested directors, may reasonably be expected to benefit the Company and, except to the extent that loans to officers of the Company have been entered into in part in recognition of the value of the officers’ services to the Company, are on terms no less favorable to the Company than could be obtained in arms’-length transactions with unaffiliated third parties. From time to time, the Company has agreed to make loans to employees of the Company who are not members of senior management. During fiscal year 2001, employee loans were given to seven employees, totaling approximately $44,000. As of August 31, 2001, employee loan balances totaled approximately $325,000.

Transactions with Officers and Directors

     In connection with the Company’s acquisition of Consumer Cap Corporation (See Note 2 of the Notes to the Consolidated Financial Statements), in February 2001, the Company paid to Timothy Tomlinson a fee consisting of $100,000 and 4,000 shares of Class B Common Stock, Series 1, valued at $6.25 per share for services rendered to the Company. Mr. Tomlinson is a director of the Company and serves as a member of the Board’s Audit and Compensation Committees. Mr. Tomlinson was Secretary of the Company until his resignation as Secretary during fiscal 2001.

     In addition to a base salary of $12,000, the Company paid its Vice President and General Counsel, and current Secretary, Themistocles G. Michos, $159,000 for legal services rendered during fiscal year 2001.

Transactions with Entities Affiliated with Officers and Directors

     In connection with the Company’s acquisition of Consumer Cap Corporation (See Note 2 of the Notes to the Consolidated Financial Statements), in May 2001, the Company paid to The Breckenridge Group (“Breckenridge”) $100,000 for services rendered to the Company. Larry C. Williams, a director of the Company, is a principal of Brenckenridge. Mr. Williams serves as a member of the Board’s Audit and Compensation Committees.

     In August 2001, the Company paid to Breckenridge a fee of approximately $92,000 for certain investment advisory and banking services performed by Breckenridge on behalf of the Company during fiscal 2001. Larry C. Williams, a director of the Company, is a principal of Breckenridge. Certain costs incurred by Breckenridge also were reimbursed by the Company. In addition, shares of Class B Common Stock, Series 1, valued at $5.00 per share, or $175,000 in the aggregate, were issued to principals of Breckenridge, 5,000 of which shares were issued to Larry C. Williams. Mr. Williams also serves as a member of the Audit and Compensation Committees of the Board of Directors.

     In June 2001, TZM Investment Fund, one of the general partners of which is Timothy Tomlinson, exercised its stock option for 90,000 shares granted under the Company’s 1988 Stock Option Plan, as amended, at an exercise price of $1.75 per share. Under a procedure authorized by the Board of Directors for select holders of options granted under the 1988 Stock Option Plan, TZM Investment Fund exercised its options in accordance with the provisions of the plan, pursuant to the terms of which shares previously owned by TZM Investment Fund and/or shares acquired upon exercise of the option were surrendered to satisfy withholding and other tax obligations, and the exercise price of the shares underlying the option. Mr. Tomlinson is a director of the Company and serves as a member of its Audit and Compensation Committees, and was Secretary of the Company until his resignation as Secretary during fiscal 2001.

     On July 1, 1999, the Company entered into an agreement with Sand Hill Systems, Inc. (“SHS”), then a wholly-owned subsidiary of the Company, to provide a total of $3.5 million to SHS. The Company received a promissory note for $3.5 million from SHS, which bears interest at a rate equal to the base rate used in the Company’s senior revolving credit facility, less one-half of one percent. In September 1999, the note was assumed by Portola Company IV LLC, a company controlled by Jack L. Watts, the Chairman of the Board and Chief Executive Officer of the Company, in exchange for an ownership interest in SHS. The promissory note is secured by a pledge of the shares of the Class B Common Stock of the Company contributed to Portola Company IV LLC by certain executive officers, directors and shareholders of the Company in connection with the formation of Portola Company IV LLC. All outstanding principal and interest amounts due on the note are payable to the Company in full on the earlier of July 1, 2003, or the occurrence of one of the following events: nine months after a public offering by SHS equal to or exceeding $20 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the note.

     Effective as of July 1, 2000, the Company sold to SHS the assets of a wholly-owned e-commerce subsidiary, Buyerlink Networks, Inc., now known as BLN Acquisition Corporation (“BNI”), formed by the Company in early fiscal year 2000, in exchange for a non-interest bearing, unsecured promissory note in the amount of $1.5 million payable to BNI by SHS. The note was fully reserved by the Company as of August 31, 2000. The outstanding principal amount is due and payable on November 1, 2005, or upon the occurrence of one of the following events: a public offering by SHS equal to or exceeding $20 million in the aggregate by SHS; the sale of all or substantially all of the assets of SHS; or an event of default under the promissory note. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock.

     The Company retains as its legal counsel the law firm of Tomlinson Zisko Morosoli & Maser LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 2001, the Company paid Mr. Tomlinson’s law firm fees and expenses in the aggregate amount of $897,000. Mr. Tomlinson is a director of the Company and a member of the Board’s Audit and Compensation Committees, and was Secretary of the Company until his resignation as Secretary during fiscal year 2001.

     In June 1994, Chase Manhattan Capital Corporation, now known as JPMorgan Partners (Bank SBIC Manager), Inc. (“Chase Capital”) purchased shares of Class B Common Stock, Series 1 from the Company and certain insiders of the Company, and shares of Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd., now known as Chase Nominees Limited (“RFNL”). In connection with these purchases, Chase Capital, RFNL and Heller Financial, Inc., the lender under a credit facility entered into with the Company, received certain demand and piggyback registration rights. In addition, Chase Capital became a participant in an earlier agreement between the Company and RFNL under which (i) the Company has the right of first offer to purchase any shares of the Company’s capital stock that either RFNL or Chase Capital proposes to sell to any nonrelated party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that the Company proposes to sell. Chase Capital is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading “Shareholders Agreements.” In addition, the parties to these shareholders agreements have granted to Chase Capital certain co-sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of the Company’s Common Stock. One of the shareholders agreements also provides that the Company is prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to its Bylaws or Certificate of Incorporation or (iii) entering into certain other significant transactions, without the approval of Chase Capital. Pursuant to that agreement, Jack L. Watts, RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of Chase Capital as a director of the Company. Mr. Behrens is Chase Capital’s (now known as JPMorgan Partners) current nominee.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:

     (a)(2) Financial Statement Schedules.The following financial statement schedules are filed herewith and should be read in conjunction with the consolidated financial statements:

Page in Form
10-K

Report of Independent Accountants on Financial Statement Schedule	73
Schedule II-Valuation and Qualifying Accounts	74

     All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

     (a)(3)Exhibits.The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit
Number	Exhibit Title

3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American Bank National Association), as trustee (including form of Note)(1)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(3)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

Exhibit
Number	Exhibit Title

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04	$250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(7)

10.05	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)

10.06	Director’s Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(9)

10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)

10.08	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(11)

10.09	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)

10.10	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)

10.11	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14)

10.12	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15)

10.13	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)

10.14	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)

10.15	1988 Stock Option Plan and related documents(18)

10.16	1994 Stock Option Plan, as amended, and related documents(19)

10.17	Director’s Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(20)

10.18	Form of Indemnification Agreement by and between the Registrant and the related director or officer(21)

Exhibit
Number	Exhibit Title

10.19	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(22)

10.20	Registrant’s 1996 Employee Stock Purchase Plan, together with related documents(23)

10.21	Registrant’s Management Deferred Compensation Plan Trust Agreement(24)

10.22	Registrant’s Management Deferred Compensation Plan(25)

10.23	Summary Description of Registrant’s Bonus Plan and Profit Sharing Plan(26)

10.24	$3.5 Million Variable Rate Promissory Note, dated as of July 1, 1999, by Sand Hill Systems, Inc., in favor of the Registrant(27)

10.25	Services Agreement, dated as of July 1, 1999, by and between the Registrant and Sand Hill Systems, Inc.(28)

10.26	Release and Assumption Agreement, dated as of September 17, 1999, by and among the Registrant, Sand Hill Systems, Inc., and Portola Company IV LLC(29)

10.27	Amended and Restated Stock Pledge Agreement, dated as of September 17, 1999, by Portola Company IV LLC in favor of the Registrant(30)

10.28	Third Amended and Restated Credit Agreement, dated as of September 29, 2000, by and among Registrant, as Borrower, Heller Financial, Inc., as Agent, and the Other Financial Institutions Party [Thereto], as Lenders(31)

10.29	Asset Purchase Agreement, dated as of December 30, 2000, by and among Registrant, Consumer Cap Corporation and the shareholders of Consumer Cap Corporation(32)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included as part of the signature page to this report)

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(4)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

Exhibit
Number	Exhibit Title

(5)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.10 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.14 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(15)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(18)	Incorporated herein by reference to exhibit 10.28 to the Registrant’s Quarterly Report on Form10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(19)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

Exhibit
Number	Exhibit Title

(20)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(21)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(22)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(23)	Incorporated herein by reference to exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(24)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(25)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(26)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2000, as filed with the Securities and Exchange Commission on December 21, 2000.

(27)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(28)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(29)	Incorporated herein by reference to exhibit 10.33 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(30)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange commission on January 10, 2000.

(31)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.

(32)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2001.

(b)	Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC., a Delaware corporation

November 26, 2001	By: /s/ Jack L. Watts Jack L. Watts Chief Executive Officer

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

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Jack L. Watts	November 26, 2001

Jack L. Watts Chief Executive Officer, Chairman of the Board and a Director

/s/ James A. Taylor	November 26, 2001

James A. Taylor President and Chief Operating Officer

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

/s/ Dennis L. Berg	November 26, 2001

Dennis L. Berg Vice President, Finance and Chief Financial Officer

DIRECTORS:

/s/ Christopher C. Behrens	November 26, 2001

Christopher C. Behrens

/s/ Jeffrey Pfeffer, Ph.D.	November 26, 2001

Jeffrey Pfeffer, Ph.D.

/s/ Timothy Tomlinson	November 26, 2001

Timothy Tomlinson

/s/ Larry C. Williams	November 26, 2001

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

     Our audits of the consolidated financial statements referred to in our report dated October 17, 2001, appearing on page 26 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

October 17, 2001

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Additions/			Ending
Doubtful Accounts	Balance	Expenses	Other(1)	Deductions(2)	Balance

August 31, 2001	$1,106	$320	$ (4)	$262	$1,160
August 31, 2000	$1,366	352	$(177)	435	$1,106
August 31, 1999	$1,727	(16)	(182)	163	1,366

Allowance for Investment In /
Advances to Unconsolidated	Beginning	Additions/			Ending
Affiliates	Balance	Expenses	Other	Deductions	Balance

August 31, 2001	$2,975	$25	$—	$—	$3,000
August 31, 2000	—	2,975	—	—	2,975
August 31, 1999	—	—	—	—	—

Allowance for Obsolete	Beginning	Additions/			Ending
Inventory	Balance	Expenses	Other	Deductions(3)	Balance

August 31, 2001	$416	$1,495	$33	$1,589	$355
August 31, 2000	544	921	—	1,049	416
August 31, 1999	485	1,417	—	1,358	544

Deferred Tax	Beginning	Additions/			Ending
Valuation Allowance	Balance	Expenses	Other	Deductions	Balance

August 31, 2001	$367	$614	$—	$—	$981
August 31, 2000	884	194	—	711	367
August 31, 1999	—	884	—	—	884

(1)	Recoveries

(2)	Write-off of bad debts

(3)	Disposal of obsolete inventory

                               EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American Bank National Association), as trustee (including form of Note)(1)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(3)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04	$250,000 Secured Promissory Note, dated January 17, 1992 made by Jack L. Watts in favor of the Registrant(7)

10.05	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)

10.06	Director’s Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(9)

10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)

10.08	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders (11)

10.09	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)

Exhibit
Number	Exhibit Title

10.10	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)

10.11	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14)

10.12	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15)

10.13	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)

10.14	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)

10.15	1988 Stock Option Plan and related documents(18)

10.16	1994 Stock Option Plan, as amended, and related documents(19)

10.17	Director’s Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(20)

10.18	Form of Indemnification Agreement by and between the Registrant and the related director or officer(21)

10.19	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(22)

10.20	Registrant’s 1996 Employee Stock Purchase Plan, together with related documents(23)

10.21	Registrant’s Management Deferred Compensation Plan Trust Agreement(24)

10.22	Registrant’s Management Deferred Compensation Plan(25)

10.23	Summary Description of Registrant’s Bonus Plan and Profit Sharing Plan(26)

10.24	$3.5 Million Variable Rate Promissory Note, dated as of July 1, 1999, by Sand Hill Systems, Inc., in favor of the Registrant(27)

10.25	Services Agreement, date as of July 1, 1999, by and between the Registrant and Sand Hill Systems, Inc.(28)

10.26	Release and Assumption Agreement, dated as of September 17, 1999, by and among the Registrant, Sand Hill Systems, Inc., and Portola Company IV LLC(29)

10.27	Amended and Restated Stock Pledge Agreement, dated as of September 17, 1999, by Portola Company IV LLC in favor of the Registrant(30)

10.28	Third Amended and Restated Credit Agreement, dated as of September 29, 2000, by and among Registrant as Borrower, Heller Financial, Inc., as Agent, and the Other Financial Institutions Party[Thereto], as Lenders(31)

Exhibit
Number	Exhibit Title

10.29	Asset Purchase Agreement, dated as of December 30, 2000, by and among Registrant, Consumer Cap Corporation and the shareholders of Consumer Cap Corporation(32)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included as part of the signature page to this report)

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(4)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(5)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.10 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.14 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

Exhibit
Number	Exhibit Title

(11)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(15)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(18)	Incorporated herein by reference to exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(19)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(20)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(21)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(22)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(23)	Incorporated herein by reference to exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(24)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

Exhibit
Number	Exhibit Title

(25)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(26)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2000, as filed with the Securities and Exchange Commission on December 21, 2000.

(27)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(28)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(29)	Incorporated herein by reference to exhibit 10.33 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange Commission on January 10, 2000.

(30)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1999, as filed with the Securities and Exchange commission on January 10, 2000.

(31)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.

(32)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2001.