Form 10-Q
period 2001-11-30
PORTOLA PACKAGING INC
filed 2002-01-10
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period Ended November 30, 2001

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

12,412,871 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,277,879 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 31, 2001.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

INDEX

Page

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2001 and August 31, 2001	3

Condensed Consolidated Statements of Operations for the Three Months Ended November 30, 2001 and November 30, 2000	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2001 and November 30, 2000	5

Notes to Condensed Consolidated Financial Statements	6

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30,	August 31,
	2001	2001

	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$4,772	$3,315

Accounts receivable, net	26,694	29,525

Inventories	13,040	15,372

Other current assets	2,105	2,049

Deferred income taxes	689	675

Total current assets	47,300	50,936

Property, plant and equipment, net	76,432	78,802

Goodwill, net	10,387	10,470

Patents, net	3,557	3,673

Debt financing costs, net	2,457	2,618

Investment in/advances to unconsolidated affiliates	560	560

Other assets	2,349	2,576

Total assets	$143,042	$149,635

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$359	$430

Accounts payable	13,789	16,223

Accrued liabilities	6,082	7,100

Accrued compensation	4,320	3,249

Accrued interest	1,972	4,919

Total current liabilities	26,522	31,921

Long-term debt, less current portion	131,424	131,442

Redeemable warrants to purchase Class A Common Stock	10,111	10,111

Other long-term obligations	1,047	1,175

Deferred income taxes	1,852	1,832

Total liabilities	170,956	176,481

Minority interest	54	38

Commitments and contingencies (Note 6)

Shareholders’ equity (deficit):

Class A convertible Common Stock of $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2

Class B, Series 1, Common Stock of $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 9,107 shares as of November 30, 2001 and 9,098 shares as of August 31, 2001	8	8

Class B, Series 2, convertible Common Stock of $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in both periods	1	1

Additional paid-in capital	9,161	9,161

Notes receivable from shareholders	(243)	(272)

Accumulated other comprehensive loss	(3,076)	(2,592)

Accumulated deficit	(33,821)	(33,192)

Total shareholders’ equity (deficit)	(27,968)	(26,884)

Total liabilities, minority interest and shareholders’ equity (deficit)	$143,042	$149,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months
	Ended November 30,

	2001	2000

	(unaudited)
Sales	$54,247	$50,639

Cost of sales	41,932	40,266

Gross profit	12,315	10,373

Selling, general and administrative	8,404	7,042

Research and development	789	694

Amortization of intangibles	453	860

Restructuring costs	—	1,856

	9,646	10,452

Income (loss) from operations	2,669	(79)

Other (income) expense:

Interest income	(17)	(25)

Interest expense	3,399	3,703

Amortization of debt financing costs	191	131

Gain from sale of property, plant and equipment	(9)	(1,249)

Other expense, net	74	60

	3,638	2,620

Loss before income taxes	(969)	(2,699)

Income tax benefit	(340)	(755)

Net loss	$(629)	$(1,944)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months
	Ended November 30,

	2001	2000

	(unaudited)

Cash flows provided by operating activities:	$4,089	$1,375

Cash flows from investing activities:

Additions to property, plant and equipment	(2,779)	(3,366)

Proceeds from sale of property, plant and equipment	335	1,866

(Increase) decrease in other assets, net	(49)	98

Net cash used in investing activities	(2,493)	(1,402)

Cash flows from financing activities:

Decrease in book overdraft	—	(1,390)

Borrowings under revolver, net	41	1,394

(Repayments) borrowings under long-term debt obligations, net	(109)	295

Payments on covenants not-to-compete	(21)	—

Payment of debt issuance costs	—	(913)

Distributions to minority owners	(16)	(51)

Issuance of common stock	—	100

Net cash used in financing activities	(105)	(565)

Effect of exchange rate changes on cash	(34)	(23)

Increase (decrease) in cash and cash equivalents	1,457	(615)

Cash and cash equivalents at beginning of period	3,315	3,913

Cash and cash equivalents at end of period	$4,772	$3,298

Supplemental disclosure of non-cash information

Forgiveness on note receivable from shareholder	$29	$42

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2001 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2002.

2. Recent Accounting Pronouncements:

     During its fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of goods sold. The Company reclassified the three month period ended November 30, 2000 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.2 million in the first quarter of fiscal year 2000. This reclassification had no effect on net loss in the first quarter of fiscal 2002 and 2001.

     As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. There was no cumulative effect adjustment as a result of the application of EITF Issue 00-19. Under EITF Issue 00-19, the warrants will be measured at fair value with changes in fair value reported in earnings. For the period September 1, 2001 to November 30, 2001, the Company’s management determined that the fair value of the warrants did not change.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     In July 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented in the first quarter of fiscal 2003. Effective September 1, 2001, the Company adopted SFAS No. 142 and, as a result, the Company did not record goodwill amortization expense or an impairment loss during the first quarter of fiscal 2002, compared to goodwill amortization expense of $0.7 million recorded in the first quarter of fiscal 2001.

     On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. On October 4, 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These statements will be adopted in fiscal year 2003 and are not expected to impact the Company’s results of operations or financial condition.

3. Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation. Additionally, certain prior period balances have been reclassified to conform with EITF Issue 00-10 as discussed in Recent Accounting Pronouncements above.

4. Other Comprehensive Loss:

     The table below presents information about other comprehensive loss for the three month periods ended November 30 (in thousands):

	2001	2000

Net loss	$(629)	$(1,944)

Cumulative translation adjustment	(484)	(774)

Total comprehensive loss	$(1,113)	$(2,718)

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Inventories:

     As of November 30, 2001 and August 31, 2001, inventories consisted of the following (in thousands):

	November 30,	August 31,
	2001	2001

	(unaudited)

Raw materials	$5,797	$8,419

Work in process	1,722	1,439

Finished goods	5,521	5,514

	$13,040	$15,372

6. Commitments and Contingencies:

     The Company is subject to various legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the financial position of the Company. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or cash flows of the Company in a particular period.

7. Segment Information:

     The Company’s reportable operating businesses are organized primarily by geographic region. The United States, the United Kingdom, Canada and Mexico offer both closure and bottle product lines and China offers closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool, and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents income (loss) before income taxes, net interest expense, depreciation, amortization, restructuring costs, foreign exchange gain (loss), gain (loss) on sale of assets, and other miscellaneous income (loss). The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents information about reported segments for the three month periods ended November 30 (in thousands):

	November 30,	November 30,
	2001	2000

Revenues
United States	$31,239	$29,361

Canada	6,465	6,361

United Kingdom	8,776	6,910

Mexico	3,628	3,460

China	577	486

Other	3,562	4,061

Total Consolidated	$54,247	$50,639

Adjusted EBITDA
United States	$7,133	$7,715

Canada	618	723

United Kingdom	1,850	1,402

Mexico	667	542

China	72	(9)

Other	(2,855)	(3,490)

Total Consolidated	$7,485	$6,883

     Intersegment revenues totaling $2.7 million and $2.0 million for the three month periods ended November 30, 2001 and 2000, respectively, have been eliminated from the segment totals presented above.

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three month periods ended November 30 (in thousands):

	2001	2000

Total Adjusted EBITDA — for reportable segments	$7,485	$6,883

Depreciation and amortization	(4,811)	(5,025)

Amortization of debt issuance costs	(191)	(131)

Interest expense, net	(3,382)	(3,678)

Gain from sale of property, plant and equipment	9	1,249

Restructuring costs	—	(1,856)

Other	(79)	(141)

Consolidated loss before income taxes	$(969)	$(2,699)

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

Results of Operations

Three Months Ended November 30, 2001 Compared to the Three Months Ended November 30, 2000

     Sales increased $3.6 million, or 7.1%, from $50.6 million for the three months ended November 30, 2000 to $54.2 million for the three months ended November 30, 2001. This increase was primarily due to an increase in sales from international operations of $2.2 million due to increased market demand. U.S. closure division sales increased $1.8 million primarily due to the Company’s acquisition of the assets of Consumer Cap Corporation (“Consumer”). Offsetting these increases were decreased sales of $0.4 million in other domestic operations primarily due to a decrease in bottle sales by the Company’s consolidated joint venture, a decrease in equipment sales and a decrease in tooling sales due to a soft tooling market.

     Gross profit increased $1.9 million to $12.3 million for the first quarter of fiscal 2002 compared to $10.4 million for the first quarter of fiscal 2001. As a percentage of sales, gross profit increased from 20.5% for the first quarter of fiscal 2001 to 22.7% for the same quarter in fiscal 2002. The margin increase was primarily due to an increase in sales and favorable raw material expense, offset by increased domestic utility expenses and certain overhead expenses.

     Selling, general and administrative expenses increased $1.4 million, or 19.3%, to $8.4 million for the three months ended November 30, 2001, as compared to $7.0 million for the same period in fiscal year 2001, and increased as a percentage of sales from 13.9% for the three months ended November 30, 2000 to 15.5% for the three months ended November 30, 2001. This increase was primarily due to increased expenses incurred for information technology consulting fees, bad debt reserve, and increased sales commission expense.

     Research and development expense increased $95,000, or 13.7%, to $789,000 for the three months ended November 30, 2001, as compared to $694,000 for the three months ended November 30, 2000, and increased as a percentage of sales from 1.4% in the three months ended November 30, 2000 to 1.5% in the three months ended November 30, 2001. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products.

     Amortization of intangibles (consisting primarily of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) decreased $407,000, or 47.3%, to $453,000 for the three months ended November 30, 2001, as compared to $860,000 for the three months ended November 30, 2000. The decrease was primarily due to the elimination of goodwill amortization expense due to the adoption of SFAS No. 142. The effect of the adoption was to eliminate goodwill amortization expense of $702,000 in the first quarter of fiscal 2002. Offsetting this decrease was an increase of $249,000 in amortization of additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer.

     The Company did not incur restructuring charges for the three month period ended November 30, 2001, compared to the $1.9 million incurred for the three months ended November 30, 2000.

     Interest income decreased $8,000 for the three months ended November 30, 2001 as compared to the same period in fiscal year 2001.

     Interest expense decreased $0.3 million to $3.4 million for the three months ended November 30, 2001, as compared to $3.7 million for the three months ended November 30, 2000. This decrease was primarily due to the effect of a decrease in the LIBOR rate during the first quarter of fiscal 2002 compared to the same period in fiscal 2001.

     Amortization of debt financing costs increased $60,000 for the three months ended November 30, 2001 to $191,000 from $131,000 for the three months ended November 30, 2000. This increase was due to the additional loan fees that are being amortized as a result of the revolving credit facility entered into on September 29, 2000.

     The Company recognized a net gain of $9,000 on the sale of property, plant and equipment during the first quarter of fiscal year 2002, compared to a gain of $1.2 million recognized on the sale of certain real estate located in San Jose, California during the first quarter of fiscal year 2001.

     The Company recorded a benefit from income taxes of $340,000 for the three months ended November 30, 2001 based on its pre-tax loss using an effective tax rate of 35.1%. The Company recorded a benefit from income taxes of $755,000 for the three months ended November 30, 2000 based on its pre-tax loss using an effective tax rate of 28.0%.

Liquidity and Capital Resources

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and, to a lesser extent, sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 2001, the Company had cash and cash equivalents of $4.8 million, an increase of $1.5 million from August 31, 2001.

     Cash provided by operations totaled $4.1 million for the three months ended November 30, 2001, which represented a $2.8 million increase from the $1.3 million provided by operations for the three months ended November 30, 2000. Net cash provided by operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Due to the adoption of SFAS No. 142, amortization for fiscal year 2002 did not include goodwill amortization. Working capital (current assets less current liabilities) increased $1.8 million as of November 30, 2001, to $20.8 million, as compared to $19.0 million as of November 30, 2000.

     Cash used in investing activities was $2.5 million for the three months ended November 30, 2001, as compared to using $1.4 million for the three months ended November 30, 2000. In both periods, the use of cash consisted primarily of additions to property, plant and equipment. Cash used in investing activities was reduced by $0.3 million and $1.9 million in the first quarter of fiscal years 2002 and 2001, respectively, by proceeds from the sale of real estate.

     Cash used in financing activities was $76,000 for the first quarter of fiscal year 2002 as compared to cash used in financing activities of $523,000 for the first quarter of fiscal year 2001. In the first quarter of fiscal year 2002, there was no significant financing activity. In the first quarter of fiscal year 2001, $1.4 million was borrowed on the revolving line of credit to satisfy a book overdraft. In addition, debt issuance costs totaled approximately $913,000 during the first quarter of fiscal year 2000 which were offset by the issuance of common stock of approximately $100,000.

     At November 30, 2001, the Company had $4.8 million in cash and cash equivalents as well as borrowing capacity under the revolving credit line (of which approximately $23.1 million was available as of November 30, 2001). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations and financing available from other sources, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures in fiscal year 2002.

Recent Accounting Pronouncements

     During its fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of goods sold. The Company reclassified the three month period ended November 30, 2000 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.2 million in the first quarter of fiscal year 2000. This reclassification had no effect on net loss in the first quarter of fiscal 2002 and 2001.

     As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. There was no cumulative effect adjustment as a result of the application of EITF Issue 00-19. Under EITF Issue 00-19, the warrants will be measured at fair value with changes in fair value reported in earnings. For the period September 1, 2001 to November 30, 2001, the Company’s management determined that the fair value of the warrants did not change.

     In July 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented in the first quarter of fiscal 2003. Effective September 1, 2001, the Company adopted SFAS No. 142 and, as a result, the Company did not record goodwill amortization expense or an impairment loss during the first quarter of fiscal 2002, compared to goodwill amortization expense of $0.7 million recorded in the first quarter of fiscal 2001.

     On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. On October 4, 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These statements will be adopted in fiscal year 2003 and are not expected to impact the Company’s results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. There have been no material changes in market risk related to changes in interest rates from that which was disclosed in the Company’s most recent annual report on Form 10-K.

     As of November 30, 2001, the Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants would be suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At November 30, 2001, the Company’s credit facilities did not permit redemption of the warrants. At November 30, 2001, the carrying value of the warrants totaled $10.1 million, which approximates the fair value of the instruments as determined by the Company’s management.

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the period ended November 30, 2001, the Company incurred $129,000 in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed herewith or incorporated by reference herein.

Exhibit
Number	Exhibit Title

10.30	Summary Description of the Company Bonus Plan and the Company Profit Sharing Plan.

10.31	Warrant No. 6A, dated June 30, 1994, in favor of Chase Manhattan Capital Corporation (now known as JPMorgan Partners, Inc.), to purchase Class A Common Stock of the Company.

10.32	Warrant No. 7A, dated June 30, 1994, in favor of Heller Financial, Inc., to purchase Class A Common Stock of the Company, as amended by Amendments Nos. 1, 2 and 3 thereto.

10.33	Consulting Agreement, dated November 1, 2001, between the Company and Timothy Tomlinson.

(b)	There were no Form 8-K nor Form 8-K/A filings for the quarter ended November 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date:	January 10, 2002	/s/ Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Executive Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.30	Summary Description of the Company Bonus Plan and the Company Profit Sharing Plan.

10.31	Warrant No. 6A, dated June 30, 1994, in favor of Chase Manhattan Capital Corporation (now known as JPMorgan Partners, Inc.), to purchase Class A Common Stock of the Company.

10.32	Warrant No. 7A, dated June 30, 1994, in favor of Heller Financial, Inc., to purchase Class A Common Stock of the Company, as amended by Amendments Nos. 1, 2 and 3 thereto.

10.33	Consulting Agreement, dated November 1, 2001, between the Company and Timothy Tomlinson.