Form 10-Q
period 2002-02-28
PORTOLA PACKAGING INC
filed 2002-04-12
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2002

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

12,415,076 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,280,084 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at April 8, 2002.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

INDEX

Page

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2002 and August 31, 2001	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended February 28, 2002 and February 28, 2001	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2002 and February 28, 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28,	August 31,
	2002	2001

ASSETS	(unaudited)
Current assets:

Cash and cash equivalents	$4,058	$3,315

Accounts receivable, net	25,123	29,525

Inventories	13,070	15,372

Other current assets	2,817	2,049

Deferred income taxes	686	675

Total current assets	45,754	50,936

Property, plant and equipment, net	74,569	78,802

Goodwill, net	10,370	10,470

Patents, net	3,415	3,673

Debt financing costs, net	2,277	2,618

Other assets	2,761	3,136

Total assets	$139,146	$149,635

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$407	$430

Accounts payable	12,320	16,223

Accrued liabilities	4,970	7,100

Accrued compensation	3,710	3,249

Accrued interest	4,928	4,919

Total current liabilities	26,335	31,921

Long-term debt, less current portion	128,500	131,442

Redeemable warrants to purchase Class A Common Stocks	10,484	10,510

Deferred income taxes	1,832	1,832

Other long-term obligations	917	1,175

Total liabilities	168,068	176,880

Minority interest	76	38

Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):

Class A convertible Common Stock, $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2

Class B, Series 1, Common Stock, $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 9,109 shares as of February 28, 2002 and 9,098 shares as of August 31, 2001	8	8

Class B, Series 2, convertible Common Stock, $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in both periods	1	1

Additional paid-in capital	9,086	9,161

Notes receivable from shareholders	(220)	(272)

Accumulated other comprehensive loss	(3,140)	(2,592)

Accumulated deficit	(34,735)	(33,591)

Total shareholders’ equity (deficit)	(28,998)	(27,283)

Total liabilities, minority interest and shareholders’ equity (deficit)	$139,146	$149,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/02	2/28/01	2/28/02	2/28/01

	(unaudited)		(unaudited)

Sales	$47,952	$51,248	$102,199	$101,887

Cost of sales	36,314	41,327	78,246	81,593

Gross profit	11,638	9,921	23,953	20,294

Selling, general and administrative	7,714	6,958	16,118	14,000

Research and development	773	737	1,562	1,431

Amortization of intangibles	453	987	906	1,847

Restructuring costs	—	83	—	1,939

	8,940	8,765	18,586	19,217

Income from operations	2,698	1,156	5,367	1,077

Other (income) expense:

Interest income	(20)	—	(37)	(20)

Interest expense	3,270	3,673	6,669	7,371

Amortization of debt financing costs	185	186	376	317

Loss (gain) from sale of property, plant and equipment	3	(3,312)	(6)	(4,561)

Other expense, net	14	115	88	176

	3,452	662	7,090	3,283

(Loss) income before income taxes	(754)	494	(1,723)	(2,206)

Income tax (benefit) expense	(239)	315	(579)	(441)

Net (loss) income	$(515)	$179	$(1,144)	$(1,765)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six
	Months Ended

	2/28/02	2/28/01

	(unaudited)

Cash flows from operating activities:	$9,114	$4,578

Cash flows from investing activities:

Additions to property, plant and equipment	(5,331)	(5,979)

Proceeds from sale of property, plant and equipment	338	6,892

Increase in other assets, net	(159)	(883)

Net cash (used in) provided by investing activities	(5,152)	30

Cash flows from financing activities:

Decrease in book overdraft	—	(1,390)

(Repayments) borrowings under revolver, net	(2,817)	2,302

Repayments under long-term debt obligations	(237)	(4,312)

Payments on covenants not-to-compete	(41)	—

(Repurchase) issuance of common stock	(75)	100

Payment of debt issuance costs	—	(913)

Distributions to minority owners	(16)	(149)

Net cash used in financing activities	(3,186)	(4,362)

Effect of exchange rate changes on cash and cash equivalents	(33)	(34)

Increase in cash and cash equivalents	743	212

Cash and cash equivalents at beginning of period	3,315	3,913

Cash and cash equivalents at end of period	$4,058	$4,125

Supplemental non-cash information:

Forgiveness on note receivable from shareholder	$60	$67

Increase in note receivable from shareholder	$(8)	$(18)

Issuance of common stock for acquisition	$—	$550

Issuance of common stock for extinguishment of debt	$—	$300

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2001 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and six month periods ended February 28, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2002.

2. Recent Accounting Pronouncements:

     During its fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of goods sold. The Company reclassified the three and six month periods ended February 28, 2001 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.2 million and $2.4 million for the three and six month periods of fiscal year 2001, respectively. This reclassification had no effect on net income (loss) for the three and six month periods of fiscal 2001.

     As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. Under EITF Issue 00-19, the warrants will be measured at fair value with changes in fair value reported in earnings. As of February 28, 2002, the Company’s management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $26,000 in the consolidated statements of operations for the three and six month periods ended February 28, 2002.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     In July 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at February 28, 2002, the Company used the discounted cash flows methodology to value its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the three and six month periods ended February 28, 2002. Prior to its adoption, the Company had recorded goodwill amortization expense of $0.7 million and $1.4 million recorded in the three and six month periods ended February 28, 2001, respectively.

     On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. On October 4, 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These statements will be adopted in fiscal year 2003 and are not expected to impact the Company’s results of operations or financial condition.

3. Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation. Additionally, certain prior period balances have been reclassified to conform with EITF Issue 00-10 as discussed above in Note 2, Recent Accounting Pronouncements.

4. Other Comprehensive (Loss) Income:

     The following presents information about other comprehensive (loss) income for the three and six month periods ended February 28, 2002 and 2001, respectively (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/02	2/28/01	2/28/02	2/28/01

Net (loss) income	$(515)	$179	$(1,144)	$(1,765)

Cumulative translation adjustment	(64)	31	(548)	(743)

Total comprehensive (loss) income	$(579)	$210	$(1,692)	$(2,508)

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5. Inventories:

     As of February 28, 2002 and August 31, 2001, inventories consisted of the following (in thousands):

	February 28,	August 31,
	2002	2001

	(unaudited)

Raw materials	$5,999	$8,419

Work in process	1,701	1,439

Finished goods	5,370	5,514

	$13,070	$15,372

6. Goodwill and Intangible Assets:

     As of February 28, 2002 and August 31, 2001, goodwill and accumulated amortization by segment category (see Note 8) consisted of the following (in thousands):

	February 28, 2002		August 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill:

United States	$12,585	$(6,667)	$12,585	$(6,667)

Canada	3,855	(1,077)	4,009	(1,120)

Mexico	4,147	(2,765)	4,113	(2,742)

China	392	(185)	392	(185)

Other	449	(364)	449	(364)

Total consolidated	$21,428	$(11,058)	$21,548	$(11,078)

     The change in the gross carrying amounts and accumulated amortization for Canada and Mexico from August 31, 2001 to February 28, 2002 were due to foreign currency translation.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     As of February 28, 2002 and August 31, 2001, intangible assets and accumulated amortization consisted of the following (in thousands):

	February 28, 2002		August 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:

Patents	$9,621	$(6,206)	$9,587	$(5,914)

Debt financing costs	5,589	(3,312)	5,576	(2,958)

Customer list	1,000	(778)	1,000	(444)

Covenant not-to-compete	555	(203)	555	(141)

Trademarks	360	(140)	360	(80)

Other	380	(284)	380	(232)

Total consolidated	$17,505	$(10,923)	$17,458	$(9,769)

     Amortization expense for the net carrying amount of intangible assets, including debt financing cost, at August 31, 2002 is estimated to be $1.0 million for the remainder of fiscal 2002, $1.5 million in fiscal 2003, $1.5 million in fiscal 2004, $1.1 million in fiscal 2005 and $0.3 million in fiscal 2006.

7. Commitments and Contingencies:

Legal:

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

Commitments and Contingencies:

     The Company has guaranteed $245,190 of a loan related to the purchase of machinery for Cap Snap Europe’s (“CSE”) 50% owned Turkish joint venture. CSE is an unconsolidated, 50% owned Austrian joint venture. The Company has also guaranteed a loan of $304,077 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 28, 2002.

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

8. Segment Information:

     The Company’s reportable operating businesses are organized primarily by geographic region. The United States, the United Kingdom, Canada and Mexico offer both closure and bottle product lines and China offers closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents (loss) income before income taxes, net interest expense, depreciation, amortization, restructuring costs, foreign exchange gain (loss) and gain (loss) on sale of assets. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

     The table below presents information about reported segments for the three and six month periods ended February 28, 2002 and 2001, respectively (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/02	2/28/01	2/28/02	2/28/01

Revenues:

United States	$28,031	$29,867	$59,271	$59,228

Canada	5,889	6,290	12,354	12,651

United Kingdom	7,333	6,785	16,109	13,695

Mexico	3,293	3,154	6,922	6,614

China	670	404	1,247	891

Other	2,736	4,748	6,296	8,808

Total consolidated	$47,952	$51,248	$102,199	$101,887

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/02	2/28/01	2/28/02	2/28/01

Adjusted EBITDA:

United States	$7,283	$7,338	$14,263	$14,912

Canada	835	595	1,453	1,318

United Kingdom	1,308	1,135	3,158	2,537

Mexico	481	650	1,148	1,192

China	114	(17)	186	(26)

Other	(2,573)	(3,316)	(5,276)	(6,666)

Total consolidated	$7,448	$6,385	$14,932	$13,267

     Intersegment revenues totaling $2.4 million for each of the three month periods ended February 28, 2002 and 2001 and $5.1 million and $4.4 million for the six month periods ended February 28, 2002 and 2001, respectively, have been eliminated from the segment totals presented above.

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated (loss) income before income taxes for the three and six month periods ended February 28, 2002 and 2001, respectively (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/02	2/28/01	2/28/02	2/28/01

Total Adjusted EBITDA — for reportable segments	$7,448	$6,385	$14,932	$13,267

Depreciation and amortization	(4,764)	(5,274)	(9,576)	(10,301)

Interest expense, net	(3,250)	(3,673)	(6,632)	(7,351)

Amortization of debt issuance costs	(185)	(186)	(376)	(317)

(Loss) gain from sale of property, plant and equipment	(3)	3,312	6	4,561

Restructuring costs	—	(83)	—	(1,939)

Other	—	13	(77)	(126)

Consolidated (loss) income before income taxes	$(754)	$494	$(1,723)	$(2,206)

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

9. Subsequent Event:

     The annual meeting of the stockholders of the Company was held on March 21, 2002. As a result of this meeting, the five members of the Board of Directors were re-elected and PricewaterhouseCoopers LLP was selected as the independent public accounting firm for the Company for the fiscal year ending August 31, 2002.

     During March 2002, Donald C. Kirk, Vice President of Sales and Global Marketing resigned. Effective March 18, 2002, Craig Akins joined the Company as the Vice President of U.S. Sales. Mr. Akins was the Vice President of Sales for Consolidated Coca-Cola Bottling Company from 1999 until he left in 2002 and held various positions during his twenty-two years with the company.

     Effective March 1, 2002, Portola Packaging Canada Ltd., a Yukon Territory corporation and a wholly-owned subsidiary of the Company, and Portola Packaging Ltd., a Yukon Territory corporation and a wholly-owned subsidiary of the Company, were amalgamated into a single Yukon Territory corporation named Portola Packaging Canada Ltd. The capital stock of the amalgamated entity is held by the Company and is pledged for the borrowings by the Company under its credit facility.

     Effective March 1, 2002, the Company cancelled 1,904,496 options outstanding under its 1994 Stock Option Plan, as amended, in connection with the tender by the holders of such options pursuant to a stock option exchange program conducted by the Company during February 2002. The options tendered for cancellation represented approximately 96% of the options eligible to participate in the stock option exchange program. It is anticipated that new options will be granted to persons eligible to participate in the Company’s 2002 Stock Option Plan subsequent to the end of the company’s current fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION

Disclosures Regarding Forward-Looking Statements

     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and elsewhere in this report.

Critical Accounting Policies and Estimates

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above. The Company believes that the following accounting policies are critical due to the degree of estimation required.

     The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgements are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled $1.7 million and $1.2 million as of February 28, 2002 and August 31, 2001, respectively.

     The Company follows Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” in recognizing revenues within the Company’s financial statements. This bulletin requires, among other things, that revenue only be recognized when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations related to the sale on the part of the Company.

     Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records adjustments to the value of inventory based upon ongoing changes in technology and customer needs. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

     The Company periodically evaluates its goodwill for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the Company’s acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the results of operations and financial condition. No impairment loss was recognized for the six month period ended February 28, 2002.

     The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, the Company includes an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through the recognition of future taxable income except for certain foreign jurisdictions for which a full valuation has been provided. Although the deferred tax assets for which full valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. The Company has provided valuation allowances against net deferred tax assets of $1.0 million as of both February 28, 2002 and August 31, 2001.

     The Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At February 28, 2002, the Company’s credit facilities did not permit redemption of the warrants. At February 28, 2002, the carrying value of the warrants totaled $10.5 million, which represents the fair value of the instruments as determined by the Company’s management and Board of Directors. In accordance with EITF Issue 00-19, any change in the fair value of the warrants will be recognized as interest income (loss) in the consolidated statements of operations.

Results of Operations

Three Months Ended February 28, 2002 Compared to the Three Months Ended February 28, 2001

     Sales decreased $3.2 million, or 6.3%, from $51.2 million for the three months ended February 28, 2001 to $48.0 million for the three months ended February 28, 2002. This decrease was primarily due to decreased sales of $1.8 million from the U.S. closure division primarily due to price reductions to customers to reflect lower resin costs. Equipment sales decreased by $2.0 million mainly due to the timing of customer orders. Offsetting these decreases were increased sales of $0.6 million from international operations due to increased market demand.

     Gross profit increased $1.7 million to $11.6 million for the second quarter of fiscal 2002 as compared to $9.9 million for the second quarter of fiscal 2001. As a percentage of sales, gross profit increased from 19.3% for the three months ended February 28, 2001 to 24.2% for the same period in fiscal year 2002. The margin increase was due to overall lower raw material costs, primarily due to the lower resin prices.

     Selling, general and administrative expenses increased $0.7 million, or 10.0%, to $7.7 million for the three months ended February 28, 2002 as compared to $7.0 million for the same period in fiscal year 2001, and increased as a percentage of sales from 13.6% for the three months ended February 28, 2001 to 16.1% for the three months ended February 28, 2002. This increase was primarily due to increased expenses incurred for consulting fees, employee costs and trade show expenses.

     Research and development expense increased $36,000 for the three month period ended February 28, 2002 as compared to the three month period ended February 28, 2001, and increased as a percentage of sales from 1.4% in the three months ended February 28, 2001 to 1.6% in the three months ended February 28, 2002. The slight increase in research and development expenses was due primarily to an increase in prototype expenses related to new products.

     Amortization of intangibles (consisting primarily of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) decreased $0.5 million, or 50.0%, to $0.5 million for the three months ended February 28, 2002, as compared to $1.0 million for the three months ended February 28, 2001. The decrease was primarily due to the elimination of goodwill amortization expense due to the adoption of SFAS No. 142 effective September 1, 2001. The effect of the adoption was to eliminate goodwill amortization expense of $0.7 million in the second quarter of fiscal 2002. Offsetting this decrease was an increase of $0.2 million in amortization expense for additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer Cap Corporation (“Consumer”) during fiscal 2001.

     The Company did not incur restructuring charges for the three month period ended February 28, 2002, compared to $83,000 incurred for the three months ended February 28, 2001.

     Interest income increased $20,000 for the three month period ended February 28, 2002, as compared to the same period in fiscal year 2001.

     Interest expense decreased $0.4 million to $3.3 million for the three months ended February 28, 2002, as compared to $3.7 million for the three months ended February 28, 2001. This decrease was primarily due to the decrease in the revolving credit facility and the effect of a decrease in the LIBOR rate during the second quarter of fiscal 2002 compared to the same period in fiscal 2001.

     Amortization of debt financing costs decreased $1,000 for the three month period ended February 28, 2002 as compared to the three month period ended February 28, 2001.

     The Company recognized a net loss of $3,000 on the sale of property, plant and equipment during the second quarter of fiscal year 2002, compared to a gain of $3.3 million recognized on the sale of certain real estate located in San Jose, California during the second quarter of fiscal 2001.

     The Company recorded a benefit from income taxes of $0.2 million for the three months ended February 28, 2002 based on its pre-tax loss using an effective tax rate of 31.7%. The Company recorded income tax expense of $0.3 million for the three months ended February 28, 2001 based on its pre-tax income using an effective tax rate of 63.8%.

Six Months Ended February 28, 2002 Compared to the Six Months Ended February 28, 2001

     For the first six months of fiscal year 2002, sales were $102.2 million compared to $101.9 million for the first six months of fiscal year 2001, an increase of $0.3 million, or 0.3%. The increase in sales for the first six months of fiscal 2002 compared to the same period in fiscal 2001 was mainly attributable to increased sales of approximately $2.8 million from the Company’s foreign operations due to increased market demand and approximately $2.3 million from U.S. operations due to the Company’s acquisition during fiscal 2001 of Consumer. Offsetting these increases were decreased sales of $2.3 million from the U.S. closure division primarily due to price reductions to customers to reflect lower resin costs. Equipment sales decreased $2.3 million mainly due to the timing of customer orders and the decrease in bottle sales of $0.2 million by the Company’s consolidated joint venture.

     Gross profit increased $3.7 million, or 18.2%, to $24.0 million for the six months ended February 28, 2002, from $20.3 million for the same period in fiscal year 2001. Gross profit as a percentage of sales increased from 19.9% for the six months ended February 28, 2001 to 23.5% for the same period in fiscal year 2002. The margin increase was primarily due to lower resin costs, offset by increased domestic utility expenses and certain overhead expenses.

     For the six months ended February 28, 2002, selling, general and administrative expenses were $16.1 million, an increase of $2.1 million, or 15.0%, from $14.0 million for the same period in fiscal year 2001. As a percentage of sales, the selling, general and administrative expenses were 15.8% for the six months ended February 28, 2002 as compared to 13.7% for the same period in fiscal year 2001. These increases were primarily due to increased expenses for consulting fees, bad debt reserve, employee costs and trade show expenses.

     Research and development expense increased $0.2 million to $1.6 million for the six month period ended February 28, 2002 as compared to $1.4 million for the same period in fiscal 2001. As a percentage of sales, research and development expense was 1.5% for the six months ended February 28, 2002 as compared to 1.4% for the same period in fiscal 2001. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products.

     Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) decreased $0.9 million, or 50.0%, to $0.9 million for the six months ended February 28, 2002 as compared to $1.8 million for the same period in fiscal 2001. The decrease was primarily due to the elimination of goodwill amortization expense due to the adoption of SFAS No. 142 effective September 1, 2001. The effect of the adoption was to eliminate goodwill amortization expense of $1.4 million in the first six months of fiscal 2002. Offsetting this decrease was an increase of $0.5 million in amortization expense for additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer during fiscal 2001.

     The Company did not incur restructuring charges for the six month period ended February 28, 2002, compared to the $1.9 million incurred for the six months ended February 28, 2001.

     Interest income increased $17,000 for the six month period ended February 28, 2002, as compared to the same period in fiscal year 2001.

     Interest expense decreased $0.7 million to $6.7 million for the six month period ended February 28, 2002, as compared to $7.4 million for the same period ended February 28, 2001. This decrease was primarily due to the decrease in the revolving credit facility and the effect of a decrease in the LIBOR rate during the six month period of fiscal 2002 as compared to the same period in fiscal 2001.

     Amortization of debt financing costs increased approximately $0.1 million to $0.4 million for the six months ended February 28, 2002 as compared to $0.3 million for the same period in fiscal 2001. This increase was due to the additional loan fees that are being amortized as a result of the revolving credit facility entered into on September 29, 2000.

     The Company recognized a net gain of $6,000 on the sale of property, plant and equipment during the first six months of fiscal year 2002, compared to a gain of $4.6 million recognized on the sale of certain real estate located in San Jose, California during the first quarter of fiscal year 2001.

     The Company recorded a benefit from income taxes of $0.6 million for the six months ended February 28, 2002 based on its pre-tax loss using an effective tax rate of 33.6%. The Company recorded a benefit from income taxes of $0.4 million for the six month period ended February 28, 2001 based on its pre-tax loss using an effective tax rate of 20.0%.

Liquidity and Capital Resources

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 28, 2002, the Company had cash and cash equivalents of $4.1 million, an increase of $0.7 million from August 31, 2001.

     Cash provided by operations totaled $9.1 million for the six months ended February 28, 2002, a $4.5 million increase from the $4.6 million provided by operations for the six months ended February 28, 2001. Net cash provided by operations for the six month period ended February 28, 2002, was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Due to the adoption of SFAS No. 142, amortization expense for fiscal year 2002 did not include goodwill amortization. In addition, cash was provided by a decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued liabilities. Working capital (current assets less current liabilities) increased $0.4 million as of February 28, 2002, to $19.4 million, as compared to $19.0 million as of August 31, 2001.

     Cash used in investing activities was $5.2 million for the six months ended February 28, 2002, as compared to cash provided by investing activities of $30,000 for the same period in fiscal year 2001. In both periods, the use of cash consisted primarily of additions to property, plant and equipment. Proceeds from the sale of real estate in the first six months of fiscal years 2002 and 2001 were $0.3 million and $6.9 million, respectively.

     Cash used by financing activities was $3.2 million for the six month period ended February 28, 2002, as compared to $4.4 million for the first six months of fiscal year 2001. Cash used in fiscal 2002 was due to a $2.8 million paydown of the senior revolving credit facility, a $0.2 million paydown of long-term debt and a $0.1 million used to repurchase common stock. The cash used in fiscal 2001 was primarily due to $1.4 million of cash used to satisfy a book overdraft, $4.3 million paydown of long-term debt, $0.9 million payment of debt issuance costs, offset by $2.3 million borrowed under the senior revolving credit facility.

     At February 28, 2002, the Company had $4.1 million in cash and cash equivalents as well as borrowing capacity under the senior revolving credit facility (of which $21.2 million was available for draw as of February 28, 2002). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations and financing available from other sources, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures in fiscal year 2002.

     On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in Item 3 of this document and presented in the Company’s most recent annual report on Form 10-K. The following additional information is provided to assist financial statement users.

		Payments Due by Period

		Less than			After 5
	Total	1 Year	1 - 3 Years	4 - 5 Years	Years

		(dollars in thousands)

Contractual Obligations:

Long-Term Debt, including current portion:

Senior Notes (1)	$110,000	—	—	$110,000	—

Revolver (2)	$18,069	—	$18,069	—	—

Capital Lease Obligations (3)	$838	$407	$431	—	—

Operating Lease Obligations (4)	$21,640	$1,472	$7,278	$3,057	$9,833

Guarantees (5)	$1,144		$304		$840

(1)	On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

(2)	Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At February 28, 2002, the LIBOR Loan rate plus 2.25% was applied to the first $17.0 million outstanding under the facility and the Bank Prime Loan rate plus 1.00% was applied to the remaining balance of $1.1 million. At February 28, 2002, the Bank Prime Loan rate and the LIBOR Loan rate were 4.75% and 1.8125%, respectively.

(3)	The Company acquired certain machinery and office equipment under noncancelable capital leases.

(4)	The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2002 is estimated to be $2.9 million.

(5)	The Company has guaranteed $245,190 of a loan related to the purchase of machinery for Cap Snap Europe’s (“CSE”) 50% owned Turkish joint venture. CSE is an unconsolidated, 50% owned Austrian joint venture. The Company has also guaranteed a loan of $304,077 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 28, 2002.

In November 2000, the Company’s Mexican subsidiary entered into a ten-year lease of a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

     The Company incurs certain related party transactions throughout the course of its business. There have been no significant additional related party transactions from those disclosed in the Company’s most recent annual report on Form 10-K, with the exception of the consulting agreement between the Company and Timothy Tomlinson, who is a director of the Company. This agreement was disclosed in the Company’s first quarter of fiscal 2002 Form 10-Q.

Recent Accounting Pronouncements

     During its fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of goods sold. The Company reclassified the three and six month periods ended February 28, 2001 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.2 million and $2.4 million for the three and six month periods of fiscal year 2001, respectively. This reclassification had no effect on net income (loss) for the three and six month periods of fiscal 2001.

     As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. Under EITF Issue 00-19, the warrants will be measured at fair value with changes in fair value reported in earnings. As of February 28, 2002, the Company’s management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $26,000 in the consolidated statements of operations for the three and six month periods ended February 28, 2002.

     In July 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at February 28, 2002, the Company used the discounted cash flows methodology to value its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the three and six month periods ended February 28, 2002. Prior to its adoption, the Company had recorded goodwill amortization expense of $0.7 million and $1.4 million recorded in the three and six month periods ended February 28, 2001, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company’s market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. The Company does not use derivative financial instruments for speculative or trading purposes.

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

     As of February 28, 2002, the Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At February 28, 2002, the Company’s credit facilities did not permit redemption of the warrants. At February 28, 2002, the carrying value of the warrants totaled $10.5 million, which represents the fair value of the instruments as determined by the Company’s management and Board of Directors. In accordance with EITF Issue 00-19, any change in the fair value of the warrants will be recognized as interest income (loss) in the consolidated statements of operations.

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the six month period ended February 28, 2002, the Company incurred $168,000 in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

     The majority of the Company’s products are molded from various plastic resins which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the third and fourth quarters of fiscal 2002, the Company expects increases in resin prices. The Company has a plan in place to pass the majority of these future increases on to its customers. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	None.

(b)	There were no Form 8-K filings for the quarter ended February 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: April 12, 2002	/s/ Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)