Form 10-Q
period 2002-05-31
PORTOLA PACKAGING INC
filed 2002-07-03
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2002

OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES     NO .

12,415,076 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 10,280,084 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at June 14, 2002.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31,	August 31,

	2002	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$4,423	$3,315

Accounts receivable, net	26,024	29,525

Inventories	14,077	15,372

Other current assets	2,960	2,049

Deferred income taxes	689	675

Total current assets	48,173	50,936

Property, plant and equipment, net	73,124	78,802

Goodwill, net	10,416	10,470

Patents, net	3,269	3,673

Debt financing costs, net	2,100	2,618

Other assets	2,765	3,136

Total assets	$139,847	$149,635

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$414	$430

Accounts payable	15,207	16,223

Accrued liabilities	4,797	7,100

Accrued compensation	4,258	3,249

Accrued interest	1,972	4,919

Total current liabilities	26,648	31,921

Long-term debt, less current portion	127,252	131,442

Redeemable warrants to purchase Class A Common Stocks	10,464	10,510

Deferred income taxes	1,890	1,832

Other long-term debt obligations	836	1,175

Total liabilities	167,090	176,880

Minority interest	38	38

Commitments and contingencies (Note 7) Shareholders’ equity (deficit):

Class A convertible Common Stock, $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2

Class B, Series 1, Common Stock, $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 9,109 shares as of May 31, 2002 and 9,098 shares as of August 31, 2001	8	8

Class B, Series 2, convertible Common Stock, $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,171 shares in both periods	1	1

Additional paid-in capital	9,095	9,161

Notes receivable from shareholders	(189)	(272)

Accumulated other comprehensive loss	(2,756)	(2,592)

Accumulated deficit	(33,442)	(33,591)

Total shareholders’ equity (deficit)	(27,281)	(27,283)

Total liabilities, minority interest and shareholders’ equity (deficit)	$139,847	$149,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/02	5/31/01	5/31/02	5/31/01

	(unaudited)		(unaudited)

Sales	$53,003	$57,577	$155,202	$159,464

Cost of sales	38,635	43,764	116,881	125,357

Gross profit	14,368	13,813	38,321	34,107

Selling, general and administrative	8,028	7,486	24,146	21,486

Research and development	758	749	2,320	2,180

Amortization of intangibles	394	1,180	1,300	3,027

Restructuring costs	—	—	—	1,939

	9,180	9,415	27,766	28,632

Income from operations	5,188	4,398	10,555	5,475

Other (income) expense:

Interest income	(30)	(33)	(93)	(58)

Interest expense	3,289	3,606	9,958	10,982

Amortization of debt financing costs	189	177	565	494

Gain from sale of property, plant and equipment	(6)	(2,032)	(12)	(6,593)

Other (income) expense, net	(138)	(21)	(24)	154

	3,304	1,697	10,394	4,979

Income before income taxes	1,884	2,701	161	496

Income tax expense	591	1,211	12	771

Net income (loss)	$1,293	$1,490	$149	$(275)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine
	Months Ended

	5/31/02	5/31/01

	(unaudited)

Cash flows provided by operating activities:	$13,798	$6,188

Cash flows from investing activities:

Additions to property, plant and equipment	(8,259)	(10,178)

Proceeds from sale of property, plant and equipment	400	9,968

Increase in other assets, net	(28)	(985)

Net cash used in investing activities	(7,887)	(1,195)

Cash flows from financing activities:

Decrease in book overdraft	—	(1,390)

Repayments under long-term debt obligations	(277)	(4,520)

(Repayments) borrowings under revolver, net	(4,018)	1,207

Payment of debt issuance costs	—	(998)

Payment on covenants not-to-compete	(325)	(297)

Issuance of common stock	9	144

Repurchase common stock	(75)	—

Distributions to minority owners	(80)	(211)

Net cash used in financing activities	(4,766)	(6,065)

Effect of exchange rate changes on cash and cash equivalents	(37)	(23)

Increase (decrease) in cash and cash equivalents	1,108	(1,095)

Cash and cash equivalents at beginning of period	3,315	3,913

Cash and cash equivalents at end of period	$4,423	$2,818

Supplemental non-cash information:

Forgiveness on note receivable from shareholder	$91	$92

Increase in note receivable from shareholder	$(8)	$(18)

Issuance of common stock related to acquisition	$—	$550

Issuance of common stock for extinguishment of debt	$—	$300

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2001 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and nine month periods ended May 31, 2002 and are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2002.

2. Recent Accounting Pronouncements:

         During its fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of goods sold. The Company reclassified the previously reported results for the three and nine month periods ended May 31, 2001 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.3 million and $3.7 million for the three and nine month periods of fiscal year 2001, respectively. This reclassification had no effect on net income (loss) for the three and nine month periods of fiscal 2001.

         As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. Under EITF Issue 00-19, the warrants will be measured at fair value with changes in fair value reported in earnings. As of May 31, 2002, the Company’s management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $20,000 and $46,000 in the consolidated statements of operations for the three and nine month periods ended May 31, 2002.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (continued)
(Unaudited)

         In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at February 28, 2002, the Company used the discounted cash flows methodology to value its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the nine month period ended May 31, 2002. The effect of the adoption was to eliminate goodwill amortization expense of $0.6 million and $2.0 million in the three and nine month periods ended May 31, 2002, respectively. Prior to its adoption, the Company had recorded goodwill amortization expense of $0.7 million and $2.1 million in the three and nine month periods ended May 31, 2001, respectively.

         On August 15, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. On October 4, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These statements will be adopted in fiscal year 2003 and are not expected to impact the Company’s results of operations or financial condition.

3. Reclassifications:

         Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation. Additionally, certain prior period balances have been reclassified to conform with EITF Issue 00-10 as discussed above in Note 2, Recent Accounting Pronouncements.

4. Other Comprehensive Income (Loss):

         The following presents information about other comprehensive income (loss) for the three and nine month periods ended May 31, 2002 and 2001, respectively (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/02	5/31/01	5/31/02	5/31/01

Net income (loss)	$1,293	$1,490	$149	$(275)

Cumulative translation adjustment	384	(36)	(164)	(779)

Total comprehensive income (loss)	$1,677	$1,454	$(15)	$(1,054)

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5. Inventories:

         As of May 31, 2002 and August 31, 2001, inventories consisted of the following (in thousands):

	May 31,	August 31,
	2002	2001

	(unaudited)

Raw materials	$7,089	$8,665

Finished goods	5,185	5,298

Work in process	1,803	1,409

	$14,077	$15,372

6. Goodwill and Intangible Assets:

         As of May 31, 2002 and August 31, 2001, goodwill and accumulated amortization by segment category (see Note 8) consisted of the following (in thousands):

	May 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(unaudited)
Goodwill:

United States	$12,585	$(6,667)	$12,585	$(6,667)

Canada	4,041	(1,129)	4,009	(1,120)

Mexico	3,882	(2,588)	4,113	(2,742)

China	392	(185)	392	(185)

Other	449	(364)	449	(364)

Total consolidated	$21,349	$(10,933)	$21,548	$(11,078)

         The change in the gross carrying amounts and accumulated amortization for Canada and Mexico from August 31, 2001 to May 31, 2002 was due to foreign currency translation.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

         As of May 31, 2002 and August 31, 2001, intangible assets and accumulated amortization consisted of the following (in thousands):

	May 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(unaudited)
Intangible assets:

Patents	$9,620	$(6,351)	$9,587	$(5,914)

Debt financing costs	5,611	(3,511)	5,576	(2,958)

Customer list	1,000	(944)	1,000	(444)

Covenants not-to-compete	555	(229)	555	(141)

Trademarks	360	(170)	360	(80)

Other	380	(296)	380	(232)

Total consolidated	$17,526	$(11,501)	$17,458	$(9,769)

         Amortization expense for the net carrying amount of intangible assets, including debt financing costs, at August 31, 2002 is estimated to be $0.4 million for the remainder of fiscal 2002, $1.5 million in fiscal 2003, $1.5 million in fiscal 2004, $1.1 million in fiscal 2005, $0.3 million in fiscal 2006 and $0.1 million in fiscal 2007.

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

Commitments and Contingencies:

         The Company has guaranteed $264,384 of a loan related to the purchase of machinery for Cap Snap Europe’s (“CSE”) 50% owned Turkish joint venture. CSE is an unconsolidated, 50% owned Austrian joint venture. The Company has also guaranteed a loan of $327,880 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2002.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

         In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

8. Segment Information:

         The Company’s reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico offer both closure and bottle product lines and the United States and China offer closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other”. Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents income (loss) before income taxes, net interest expense, depreciation, amortization, restructuring costs, foreign exchange gain (loss) and gain (loss) on sale of assets. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

         The table below presents information about reported segments for the three and nine month periods ended May 31, 2002 and 2001, respectively (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/02	5/31/01	5/31/02	5/31/01

Revenues:

United States	$30,067	$33,743	$89,338	$92,970

Canada	6,563	6,565	18,918	19,215

United Kingdom	8,679	8,222	24,788	21,917

Mexico	3,511	4,373	10,433	10,988

China	769	863	2,016	1,753

Other	3,414	3,811	9,709	12,621

Total consolidated	$53,003	$57,577	$155,202	$159,464

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/02	5/31/01	5/31/02	5/31/01

Adjusted EBITDA:

United States	$8,777	$9,271	$23,039	$24,185

Canada	850	672	2,304	1,991

United Kingdom	2,141	1,678	5,299	4,215

Mexico	742	856	1,890	2,049

China	209	278	395	253

Other	(2,417)	(2,647)	(7,691)	(9,315)

Total consolidated	$10,302	$10,108	$25,236	$23,378

         Intersegment revenues totaling $2.9 million and $3.5 million for the three month periods ended May 31, 2002 and 2001, respectively, and $8.0 million and $7.9 million for the nine month periods ended May 31, 2002 and 2001, respectively, have been eliminated from the segment totals presented above.

         The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated income before income taxes for the three and nine month periods ended May 31, 2002 and 2001, respectively (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/02	5/31/01	5/31/02	5/31/01

Total Adjusted EBITDA – for reportable segments	$10,302	$10,108	$25,236	$23,378

Depreciation and amortization	(4,996)	(5,756)	(14,573)	(16,057)

Interest expense, net	(3,259)	(3,573)	(9,865)	(10,924)

Amortization of debt issuance costs	(189)	(177)	(565)	(494)

Gain from sale of property, plant and equipment	6	2,032	12	6,593

Restructuring costs	—	—	—	(1,939)

Other	20	67	(84)	(61)

Consolidated income before income taxes	$1,884	$2,701	$161	$496

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

9.	Subsequent Event:

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

         Effective March 1, 2002, the Company cancelled 1,904,496 options outstanding under its 1994 Stock Option Plan, as amended, in connection with the tender by the holders of such options pursuant to a stock option exchange program conducted by the Company during February 2002. The options tendered for cancellation represented approximately 96.1% of the options eligible to participate in the stock option exchange program. It is anticipated that new options will be granted to persons eligible to participate in the Company’s 2002 Stock Option Plan subsequent to the end of the Company’s current fiscal year (see Exhibit 10.34), although there are no guarantees or other assurances that new options will be granted following the end of the fiscal year.

         Effective June 1, 2002, the assets of Sand Hill Systems, Inc., (“SHS”) were sold, effectively liquidating the company, with no remaining assets for distribution to the stockholders of SHS. At May 31, 2002, the Company (and a wholly-owned consolidated subsidiary) had a combined 6% equity ownership, which it accounted for under the cost method. The Company will receive 500,000 shares of its common stock from Portola Company IV LLC, a limited liability company ("LLC"), in which certain of the members of the LLC are officers of the Company, as payment for a $3.5 million promissory note due from SHS for services rendered by the Company to SHS which the LLC had assumed. The Company’s carrying basis for its investment in SHS and the promissory note due from SHS was $0.6 million at May 31, 2002.

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

         The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgements are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled $1.3 million and $1.2 million as of May 31, 2002 and August 31, 2001, respectively.

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

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

         The Company periodically evaluates its property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on the results of operations and financial condition. No impairment loss was recognized for the nine month period ended May 31, 2002.

         The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, the Company includes an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through the recognition of future taxable income, except for certain foreign jurisdictions for which a full valuation has been provided. Although the deferred tax assets for which full valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. The Company has provided valuation allowances against net deferred tax assets of $1.0 million as of both May 31, 2002 and August 31, 2001.

         The Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At May 31, 2002, the Company’s credit facilities did not permit redemption of the warrants. At May 31, 2002, the carrying value of the warrants totaled $10.5 million, which represents the fair value of the instruments as determined by the Company’s management. In accordance with EITF Issue 00-19, any change in the fair value of the warrants will be recognized as interest income (loss) in the consolidated statements of operations.

Results of Operations

Three Months Ended May 31, 2002 Compared to the Three Months Ended May 31, 2001

         Sales decreased $4.6 million, or 8.0%, from $57.6 million for the three months ended May 31, 2001 to $53.0 million for the three months ended May 31, 2002. This decrease was primarily due to decreased sales of $3.7 million from the U.S. closure division primarily due to price reductions to customers to reflect lower resin costs and product mix. Sales also decreased by $0.9 million in Mexico due to sales volume, $0.4 million in equipment sales due to timing of customer orders and $0.4 million in bottling sales due to discontinuation of the Company’s consolidated joint venture. Offsetting these decreases were increased sales of $0.4 million in the United Kingdom due to sales volume and $0.4 million in tooling due to timing of customer orders and favorable market conditions.

         Gross profit increased $0.6 million to $14.4 million, or 4.0%, for the third quarter of fiscal 2002 as compared to $13.8 million for the third quarter of fiscal 2001. As a percentage of sales, gross profit increased from 24.0% for the three months ended May 31, 2001 to 27.1% for the same period in fiscal year 2002. The margin increase was mainly due to overall lower raw material costs, primarily due to the lower resin prices.

         Selling, general and administrative expenses increased $0.5 million, or 7.2%, to $8.0 million for the three months ended May 31, 2002 as compared to $7.5 million for the same period in fiscal year 2001, and increased as a percentage of sales from 13.0% for the three months ended May 31, 2001 to 15.1% for the three months ended May 31, 2002. The selling, general and administrative expenses increased primarily due to the increase in employee costs, consulting fees and travel expenses incurred for the three months ended May 31, 2002.

         Research and development expense remained relatively consistent at $0.8 million for both of the three month periods ended May 31, 2002 and May 31, 2001. As a percentage of sales, research and development expense was 1.4% and 1.3% for the three months ended May 31, 2002 and May 31, 2001, respectively.

         Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) decreased $0.8 million, or 66.6%, to $0.4 million for the three months ended May 31, 2002 as compared to $1.2 million for the three months ended May 31, 2001. The decrease was primarily due to the elimination of goodwill amortization expense due to the adoption of SFAS No. 142 effective September 1, 2001. The effect of the adoption was to eliminate goodwill amortization expense of $0.6 million in the third quarter of fiscal 2002. The additional $0.2 million decrease was primarily due to certain Portola Allied Tool intangibles being fully amortized in March 2002.

         The Company did not incur restructuring charges for either of the three month periods ended May 31, 2002 or May 31, 2001.

         Interest income decreased $3,000 for the three month period ended May 31, 2002, as compared to the same period in fiscal year 2001.

         Interest expense decreased $0.3 million to $3.3 million for the three months ended May 31, 2002 as compared to $3.6 for the three months ended May 31, 2001. This decrease was primarily due to the decrease in borrowings on the revolving credit facility and the effect of a decrease in the LIBOR rate during the third quarter of fiscal 2002 compared to the same period in fiscal 2001.

         Amortization of debt financing costs remained relatively consistent at $0.2 million for both of the three month periods ended May 31, 2002 and May 30, 2001.

         The Company recognized a net gain of $6,000 on the sale of property, plant and equipment during the third quarter of fiscal year 2002, compared to a gain of $2.1 million recognized on the sale of certain real estate located in San Jose, California, during the third quarter of fiscal 2001, offset by a $0.1 million loss on the sale of property, plant and equipment.

         The Company recorded income tax expense of $0.6 million for the three months ended May 31, 2002 based on its pre-tax income using an effective tax rate of 31.4%. The Company recorded income tax expense of $1.2 million for the three month period ended May 31, 2001 based on its pre-tax income using an effective tax rate of 44.8%. The Company’s effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions and nondeductible goodwill and amortization expense in fiscal 2001.

Nine Months Ended May 31, 2002 Compared to the Nine Months Ended May 31, 2001

         For the first nine months of fiscal year 2002, sales decreased $4.3 million, or 2.7%, from $159.5 million for the first nine months of fiscal year 2001 to $155.2 million for the first nine months of fiscal 2002. The decrease in sales for the first nine months of fiscal 2002 compared to the same period in fiscal 2001 was mainly attributable to decreased sales of $5.5 million from the U.S. closure division primarily due to price reductions to customers to reflect lower resin costs and product mix. Equipment sales decreased $2.7 million mainly due to the timing of customer orders. Bottling sales decreased $0.8 million due to the discontinuation of the Company’s consolidated joint venture. Foreign sales increased $2.3 million due to increased market demand, offset by price reductions to customers due to lower resin prices. Sales increased $0.6 million from tooling due to timing of customer orders and favorable market conditions. The Company also increased sales by $1.8 million in the first half of fiscal 2002 due to the Company’s acquisition of Consumer Cap Corporation (“Consumer”) in January 2001.

         Gross profit increased $4.2 million, or 12.3%, to $38.3 million for the nine months ended May 31, 2002, from $34.1 million for the same period in fiscal year 2001. Gross profit as a percentage of sales increased from 21.4% for the nine months ended May 31, 2001 to 24.7% for the first nine months of fiscal year 2002. Gross profit increased in dollars primarily from decreasing domestic raw material costs, employee cost savings and synergies from the Consumer acquisition, as well as increased margins from the foreign operations.

         For the nine months ended May 31, 2002, selling, general and administrative expenses were $24.1 million, an increase of $2.6 million, or 12.1%, from $21.5 million for the same period in fiscal year 2001. Selling, general and administrative expenses as a percentage of sales were 15.6% for the nine months ended May 31, 2002 as compared to 13.5% for the same period in fiscal year 2001. For the nine months ended May 31, 2002, these increases were primarily due to increased expenses for consulting fees, employee costs, travel and trade show expenses.

         For the nine months ended May 31, 2002, research and development expense was $2.3 million, an increase of $0.1 million, or 4.5%, from $2.2 million for the same period in fiscal 2001. As a percentage of sales, research and development expenses were 1.5% for the nine months ended May 31, 2002 as compared to 1.4% for the same period in fiscal year 2001.

         Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) decreased $1.7 million, or 56.7%, to $1.3 million for the nine months ended May 31, 2002 as compared to $3.0 million for the same period in fiscal 2001. The decrease was primarily due to the elimination of goodwill amortization expense due to the adoption of SFAS No. 142 effective September 1, 2001. The effect of the adoption was to eliminate goodwill amortization expense of $2.0 million in the first nine months of fiscal 2002. There was an additional decrease of amortization expense of $0.2 million primarily due to certain Portola Allied Tool intangibles being fully amortized in March 2002. Offsetting this decrease was an increase of $0.4 million in amortization expense for additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer during fiscal 2001.

         The Company did not incur restructuring charges for the nine month period ended May 31, 2002, compared to the $1.9 million incurred for the nine months ended May 31, 2001.

         Interest income increased $35,000 for the nine month period ended May 31, 2002, as compared to the same period in fiscal year 2001 primarily due to interest income recognized as a result of the change in the fair market value of the warrants as of May 31, 2002.

         Interest expense decreased by $1.0 million to $10.0 million for the nine month period ended May 31, 2002, as compared to $11.0 million for same period ended May 31, 2001. This decrease was primarily due to the decrease in borrowing on the revolving credit facility and the effect of a decrease in the LIBOR rate during the nine month period of fiscal 2002, as compared to the same period in fiscal 2001.

         Amortization of debt financing costs increased approximately $0.1 million to $0.6 million for the nine months ended May 31, 2002 as compared to $0.5 million for the same period in fiscal 2001. This increase was due to the additional loan fees that are being amortized as a result of the revolving credit facility entered into on September 29, 2000.

         The Company recognized a net gain of $12,000 on the sale of property, plant and equipment during the first nine months of fiscal year 2002, compared to a gain of $6.7 million recognized on the sale of certain real estate located in San Jose, California, during the first nine months of fiscal year 2001, offset by a $0.1 million loss on the sale of property, plant and equipment.

         The Company recorded income tax expense of $12,000 for the nine months ended May 31, 2002 based on its pre-tax income using an effective tax rate of 7.5%. The Company recorded income tax expense of $0.8 million for the nine month period ended May 31, 2001. The Company’s effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions and nondeductible goodwill and amortization expense in fiscal 2001.

Liquidity and Capital Resources

         The Company has relied primarily upon cash from operations, borrowings from financial institutions and, to a lesser extent, sales of common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 2002, the Company had cash and cash equivalents of $4.4 million, an increase of $1.1 million from August 31, 2001.

         Cash provided by operations totaled $13.8 million for the nine months ended May 31, 2002, a $7.6 million increase from the $6.2 million provided by operations for the nine months ended May 31, 2001. Net cash provided by operations for the nine month period ended May 31, 2002 was the result of net income plus non-cash charges for depreciation and amortization. Due to the adoption of SFAS No. 142, amortization expense for fiscal year 2002 did not include goodwill amortization. In addition, cash was provided by a decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued liabilities. Working capital (current assets less current liabilities) increased $2.5 million as of May 31, 2002 to $21.5 million as compared to $19.0 million as of August 31, 2001.

         Cash used in investing activities was $7.9 million for the nine months ended May 31, 2002 as compared to $1.2 million for the same period in fiscal year 2001. In both periods, the use of cash consisted primarily of additions to property, plant and equipment. Proceeds from the sale of property, plant and equipment in the first nine months of fiscal year 2002 and 2001 were $0.4 million and $10.0 million, respectively.

         Cash used by financing activities was $4.8 million for the nine month period ended May 31, 2002, as compared to $6.1 million for the first nine months of fiscal year 2001. The cash used in fiscal year 2002 was due to a $4.0 million paydown of the senior revolving credit facility, a $0.3 million paydown of long-term debt and $0.3 million in payments under covenants not-to-compete agreements. The cash used in fiscal 2001 was primarily due to $1.4 million of cash used to satisfy a book overdraft, a $4.5 million paydown of long-term debt primarily due to the Consumer acquisition, a $1.0 million payment of debt issuance costs and $0.3 million in payments under covenants not-to-compete agreements, offset by $1.2 million borrowed under the senior revolving credit facility.

         At May 31, 2002, the Company had $4.4 million in cash and cash equivalents as well as borrowing capacity under the senior revolving credit facility (of which $22.5 million was available for draw after considering the $3.0 million minimal availability requirements as of May 31, 2002). While there can be no assurances, management believes that these resources, together with anticipated cash flow from operations and financing available from other sources, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures in fiscal year 2002.

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

	Payments Due by Period

		Less than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

	(dollars in thousands)

Contractual Obligations:

Long-Term Debt, including current portion:

Senior Notes(1)	$110,000	—	—	$110,000	—

Revolver(2)	$16,868	—	$16,868	—	—

Capital Lease Obligations(3)	$798	$414	$384	—	—

Operating Lease Obligations(4)	$21,457	$726	$7,533	$3,122	$10,076

Guarantees(5)	$1,187	—	$328	—	$859

(1)	On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

(2)	Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At May 31, 2002, the LIBOR Loan rate plus 2.25% was applied to the $16.9 million outstanding under the facility. At May 31, 2002, the Bank Prime Loan rate and the LIBOR Loan rate were 4.75% and 1.875%, respectively.

(3)	The Company acquired certain machinery and office equipment under noncancelable capital leases.

(4)	The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2002 is estimated to be $2.9 million.

(5)	The Company has guaranteed $264,384 of a loan related to the purchase of machinery for Cap Snap Europe’s (“CSE”) 50% owned Turkish joint venture. CSE is an unconsolidated, 50% owned Austrian joint venture. The Company has also guaranteed a loan of $327,880 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2002.

In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

         The Company incurs certain related party transactions throughout the course of its business. There have been no significant additional related party transactions from those disclosed in the Company’s most recent annual report on Form 10-K, with the exception of: (i) the consulting agreement between the Company and a director of the Company (this agreement was disclosed in the Company’s Form 10-Q for the quarter ended November 30, 2001) and (ii) the sale of assets of Sand Hill Systems, Inc., the shareholders of which include the Company, a wholly-owned consolidated subsidiary of the Company and certain officers who formed a limited liability company to invest in SHS (see Note 9 of the Notes to Condensed Consolidated Financial Statements).

Recent Accounting Pronouncements

         During its fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of goods sold. The Company reclassified the previously reported results for the three and nine month periods ended May 31, 2001 to conform with the new standard. The effect of this accounting policy change was to increase revenue and cost of sales by $1.3 million and $3.7 million for the three and nine month periods of fiscal year 2001, respectively. This reclassification had no effect on net income (loss) for the three and nine month periods of fiscal 2001.

         As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. Under EITF Issue 00-19, the warrants will be measured at fair value with changes in fair value reported in earnings. As of May 31, 2002, the Company’s management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $20,000 and $46,000 in the consolidated statements of operations for the three and nine month periods ended May 31, 2002.

         In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at February 28, 2002, the Company used the discounted cash flows methodology to value its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the nine month period ended May 31, 2002. The effect of the adoption was to eliminate goodwill amortization expense of $0.6 million and $2.0 million in the three and nine month periods ended May 31, 2002, respectively. Prior to its adoption, the Company had recorded goodwill amortization expense of $0.7 million and $2.1 million in the three and nine month periods ended May 31, 2001, respectively.

         On August 15, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. On October 4, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These statements will be adopted in fiscal year 2003 and are not expected to impact the Company’s results of operations or financial condition.

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

         As of May 31, 2002, the Company had two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At May 31, 2002, the Company’s credit facilities did not permit redemption of the warrants. At May 31, 2002, the carrying value of the warrants totaled $10.5 million, which represents the fair value of the instruments as determined by the Company’s management. In accordance with EITF Issue 00-19, any change in the fair value of the warrants will be recognized as interest income (loss) in the consolidated statements of operations.

         The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the nine month period ended May 31, 2002, the Company incurred $140,000 in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

         The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China and elsewhere in Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant.

         The majority of the Company’s products are molded from various plastic resins which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the fourth quarter of fiscal 2002, the Company expects increases in resin prices. The Company has a plan in place to pass the majority of these future increases on to its customers. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company.

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

         The annual meeting of the stockholders of the Company was held on March 21, 2002, for the purpose of electing five members of the Board of Directors of the Company and ratifying the selection by the Board of Directors of the Company’s independent public accountants for the fiscal year ending August 31, 2002. Proxies representing 6,904,335 shares of the 9,108,654 shares of Class B Common Stock, Series 1 issued and outstanding on the record date, or approximately 75.8% of the outstanding shares of such series, were received and entitled to be voted at the annual meeting. Proxies representing 1,164,327 shares of the 1,171,430 shares of Class B Common Stock, Series 2 issued and outstanding on the record date, or approximately 99.4% of the outstanding shares of such series, were received and entitled to be voted at the annual meeting. The holders of Class B Common Stock, Series 1 and Series 2, vote as a single class.

         Jack L. Watts, Jeffrey Pfeffer, Larry C. Williams and Timothy Tomlinson each received 8,068,662 votes, representing 100% of all shares entitled to vote at the annual meeting. Christopher C. Behrens received 8,043,662 votes, representing 99.7% of all shares entitled to vote at the annual meeting. Each such individual was elected to serve as a Director of the Company until the Company’s next annual meeting. The holders of 8,064,697 shares entitled to vote at the annual meeting, representing approximately 99.9% of all shares present and voting at the meeting also ratified and approved the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending August 31, 2002.

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	The following exhibits are filed herewith or incorporated by reference herein.

Exhibit
Number	Exhibit Title

10.34	2002 Stock Option Plan and Related Materials.

(b)	There were no Form 8-K filings for the quarter ended May 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: July 3, 2002	/s/ Dennis L. Berg Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.34	2002 Stock Option Plan and Related Materials.