Form 10-K
period 2002-08-31
PORTOLA PACKAGING INC
filed 2002-11-27
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

         Registrant’s voting and non-voting common stock is privately held and there is no public market for such common stock. The aggregate market value of Registrant’s voting and non-voting common stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within sixty days prior to the date of filing because there have been no sales of the non-voting common stock within sixty days prior to the date of filing.

         11,902,360 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,767,368 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: None

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
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
EX-21.01 Subsidiaries
EX-23.01 Consent of Independent Accountants

PORTOLA PACKAGING, INC.
2002 ANNUAL REPORT ON FORM 10-K
YEAR ENDED AUGUST 31, 2002

	PART I	Page

Item 1.	Business	4
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

	PART III

Item 10.	Directors and Executive Officers of Registrant	67
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management	74
Item 13.	Certain Relationships and Related Transactions	78
Item 14.	Controls and Procedures	80

	PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	81
	Signatures	86
	Certifications	88
	Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	91

     Portola Packaging, Inc. is not required to file, and is not filing, this Form 10-K pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. Portola Packaging, Inc. is filing this Form 10-K solely to fulfill its obligations under the Indenture, dated as of October 2, 1995, by and between Portola Packaging, Inc. and American Bank National Association.

Trademark acknowledgments:

     Cap Snap®, Snap Cap®, Cap Snap Seal®, Portola Packaging®, Nepco®, Non-Spill®, TWIST & SPOUT®, Cap Profile Logo®, Cap Seal®, Plasto-Lok®, Product Integrity®, the Consumer Cap logo and the Portola logo are registered trademarks of Portola Packaging, Inc. and its subsidiaries (collectively the “Company”).  All other product names of the Company are trademarks of the Company.

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this Report entitled “Plastic Closure Market,” “Raw Materials and Production,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct and only reflect management’s opinions as of the date hereof. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003.

PART I

Item 1. BUSINESS

Overview

         Portola Packaging, Inc. (together with its subsidiaries referred to hereinafter as the “Company” or “Portola”) is a leading designer, manufacturer and marketer of tamper evident plastic closures, bottles, related equipment and tooling used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional food products and other non-carbonated beverage products. The Company’s principal closure product lines include (i) small closures, (ii) five-gallon closures, (iii) widemouth closures, (iv) fitments and (v) push-pull dispensing closures. Portola also designs, manufactures and supplies high speed capping equipment and complete turnkey water bottling systems, which are marketed by the Company primarily under the tradenames “PortaPlant” and “Adapta.” The Company’s Canadian, Mexican and United Kingdom operations also manufacture a wide variety of blow molded plastic bottles for dairy, water, juice and industrial applications. Portola’s closure and bottle products are primarily manufactured through technologically advanced, high speed injection and blow molding processes at six manufacturing facilities located throughout the United States, four facilities located in Canada, one facility each located in the United Kingdom, Mexico and China. In Europe, the Company also sells and distributes five-gallon closures and bottles through its joint venture. In addition, the Company has two equipment facilities located in the United States. Management believes that the Company is a leader in a majority of the markets it serves and that the Company is the sole or largest supplier of plastic closures for a majority of its customers. The Company sells over 12.7 billion closures and 219.0 million bottles annually under the names CapSnap, Nepco, Portola Packaging and other brand names to over 2,500 customers. Most of the Company’s customers have been doing business with the Company for more than ten years. Many features of the Company’s closure products are proprietary, and Portola holds more than 115 domestic and foreign patents on the design of container closures, compatible bottlenecks, handling equipment and related processes.

History

         The Company was incorporated in California in 1964 and reincorporated in Delaware in April 1994. Portola (formerly known as Cap Snap Seal, Inc.) was acquired from the founders in 1986 by a group led by Jack L. Watts, the Company’s current Chairman of the Board and Chief Executive Officer. Since Portola was acquired from the founding family, the size of the Company as measured by sales and closure and bottle unit volume has increased from $26.1 million in sales and 2.1 billion in closure units sold for fiscal 1987 to $210.8 million in sales and 12.7 billion closures and 219.0 million bottles sold for fiscal year 2002. Portola’s senior management has significant experience in the plastic packaging business and an average tenure of seven years at the Company.

         Consistent with the Company’s objective to expand through strategic acquisitions, on June 30, 1994, the Company acquired Northern Engineering & Plastics Corp., a Pennsylvania corporation, and certain related companies and assets (collectively, “Pennsylvania Nepco”) for a purchase price of $43.7 million. The acquisition of Pennsylvania Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, has enabled the Company to establish new customer relationships, diversify and expand its product offerings and customer base and benefit from Pennsylvania Nepco’s proprietary product designs. On June 16, 1995, the Company purchased for $13.6 million the 50% interest it had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers (the “Western Canadian Acquisition”). On September 1, 1996, the Company purchased for $2.1 million Rapid Plast J-P, Inc. (“Rapid Plast”), a company headquartered in Montreal, Quebec (the “Eastern Canadian Acquisition) engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The companies acquired in the Western and Eastern Canadian Acquisitions were amalgamated in March 2002 and operate under the name “Portola Packaging Canada Ltd.” The Canadian acquisitions have enabled the Company to establish a position in the Canadian bottle manufacturing marketplace and to advance its position in the Canadian closure marketplace. On September 1, 1995, the Company completed the acquisition of the 50% interest it had not previously owned in Cap Snap (U.K.) Ltd., now known as Portola Packaging Limited (“Portola Packaging Ltd. (U.K.)”), for a purchase price of approximately $1.5 million. Portola Packaging Ltd. (U.K.), a corporation organized under the laws of England and Wales, is engaged in manufacturing closures for distribution primarily in the United Kingdom with some exports to other European countries and the Middle East.

         On December 21, 1998 and April 16, 1999, the Company acquired 65% interests in two newly formed limited liability companies, Associated Sales Group, LLC (“ASG”) and Leonard S. Slaughter and Associates, LLC (“LSA”), respectively. ASG and LSA are organizations that market products primarily for the Company and generate commissions based on sales made primarily to the Company’s customers. During fiscal year 1999, the Company entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging Gmb.H (“CSE”), which is 50% owned by the Company. CSE currently sells five-gallon closures and bottles that are produced primarily by the Company’s United Kingdom subsidiary. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. On March 31, 1999, the Company purchased certain operating and intangible assets and paid off certain liabilities of Allied Tool, Inc. through the Company’s wholly-owned subsidiary, Portola Allied Tool, Inc. (“Portola Allied”), for a total purchase price of $2.2 million. Portola Allied is located in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry. Effective July 27, 1999, the Company completed the acquisition of the remaining 50% interest in Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”) for a purchase price of $3.0 million. PPI Mexico is engaged in the manufacture and distribution of plastic water bottles and plastic closures.

         On February 25, 2000, the Company acquired a 70% interest in a newly formed limited liability company, Great Lakes Sales Associates, LLC (“GLA”). GLA is an organization that markets products primarily for the Company and generates commissions based on sales made primarily to the Company’s customers. Effective March 22, 2000, the Company acquired the remaining 45% ownership interest in Shanghai Portola Packaging Company Limited (“PPI China”) for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of plastic closures for the Asian marketplace, Australia and New Zealand.

         Effective January 1, 2001, the Company purchased certain assets and assumed certain liabilities of Consumer Cap Corporation (“Consumer”) through its wholly-owned Delaware subsidiary, Northern Engineering and Plastics Corporation (“Delaware Nepco”), for approximately $9.9 million. See Note 2 of the Notes to Consolidated Financial Statements. Consumer’s manufacturing and distributing operations have been merged with the Company’s existing operations in Chino, California; Batavia, Illinois; and Sumter, South Carolina.

         On January 19, 2001, the Company formed a wholly-owned subsidiary, now known as Portola (Asia Pacific) Holding Limited (“PH”). PH was formed to facilitate international business relations with the Company’s Chinese operations.

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

         Emphasizing Customer Support and Total Product Solutions. The Company seeks to preserve its long-term relationships with customers and attract new customers by providing on-time delivery and technical service and support and by positioning and selling its products as “total product solutions.” The total product solution approach includes seeking at all times to provide plastic closures and packaging systems designed to meet customer specifications, compatible container necks and neck inserts, capping and filling equipment and on-going service and support.

         Continuing to Enhance Low Cost Manufacturing Capabilities. The Company’s operations emphasize minimizing production and raw materials purchasing costs. The Company has a continuing productivity improvement program designed to further automate its production flow, streamline its workforce and upgrade its molds, equipment and systems. See “Item 1. BUSINESS — Raw Materials and Production.”

         Expanding Sales in Markets Outside of the United States. The Company expects significant growth in markets outside of the United States for plastic closures and capping and filling equipment, as bottled water and other non-carbonated water companies in Europe, the Far East, Latin America, Australia, New Zealand and elsewhere adopt more advanced packaging materials and techniques. The Company is seeking to capitalize on the opportunity for expansion into such markets through joint ventures with local bottle manufacturers, bottlers, and distributors and by increasing export sales of closures and capping and filling equipment. The Company is a partner in CSE, a joint venture in Europe. The Company’s wholly-owned operations in Mexico, Canada, the United Kingdom and China began as joint ventures. See “Item 1. BUSINESS — International Sales and Joint Ventures.”

         Seeking Strategic Acquisitions. Portola plans to continue its program of seeking to acquire businesses that serve similar customers that use proprietary product and process technologies and that offer opportunities to improve costs or extend the Company’s product lines. The Company may also expand its acquisition strategy to include businesses that serve other customer bases as well. Since fiscal 1994, the Company has acquired Pennsylvania Nepco, the Company’s Chinese, Mexican, Canadian, and United Kingdom operations, the assets of Allied Tool, Inc. and Consumer Cap Corporation, and it has entered into joint ventures domestically and in Europe.

Plastic Closure Market

         Portola competes in the closure segment of the worldwide plastic container packaging industry, focusing on proprietary tamper evident plastic closure applications. Plastic closures have various applications and are designed and engineered to meet specific uses. Portola’s major product applications for plastic closures include dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products.

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

         The use of plastic closures has grown as the demand for tamper evident packaging has grown. A tamper evident feature is highly valued by the food and beverage market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. Portola invented the original snap-on cap design as well as the “tear strip” feature with breakaway bands for plastic closures. These Portola innovations established the standard tamper evident mechanism for the food and non-carbonated beverage industries.

         Historically, demand for the Company’s products has been a function of population growth, increasing concerns by the public about the sanitation of packaged food and beverage products, and the continued increase in the use of plastic containers, as opposed to glass or metal, throughout the packaged food industry. For juice, dairy and bottled water markets, demand is also a function of climate variations, with warm weather tending to increase consumption. In addition, demand is affected by general economic conditions and business cycles. See “Item 1. BUSINESS — Products” and “Item 1. BUSINESS — Product Development.”

Products

         Portola designs, manufactures and sells a wide array of tamper evident plastic closures for dairy, fruit juice, bottled water, sport drinks, institutional food products and other non-carbonated beverage products. The Company also designs, manufactures and sells (i) high speed capping equipment used by its plastic closure customers in their bottling and packaging operations, (ii) tooling and molds used in the blowmolding industry (iii) customized bottling systems for returnable water cooler bottles, (iv) blow molded bottles used in the dairy, water, juice and industrial markets and (v) injection stretch bottles for water markets. The Company’s sales of plastic closures represented approximately 80%, 79% and 79% of total sales in fiscal years 2002, 2001 and 2000, respectively. In fiscal year 2002, the balance of the sales was for bottles (11%), equipment (6%) and other (3%).

         Plastic Closures. The Company’s plastic closures are broadly grouped into five categories: (i) small closures used to cap blow-molded plastic bottles, (ii) closures for five-gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. The Company offers a wide variety of plastic closures under each of its principal product lines to satisfy a great number of application and customer requirements. The Company’s plastic closures range in size from 26mm to 110mm and conform to international packaging standards. The Company offers over 50 individual closure products. The Company also offers 40 standard colors, in addition to custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities to provide product distinction for its customers. Most of the Company’s plastic closures offer a snap-on, snap-screw or screw feature, designs which are preferred by packagers because they reduce production costs. The Company’s plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for food and non-carbonated beverage products.

         The following table describes the Company’s principal plastic closure product lines.

Product Line	Description	Market Application

Small closures	Plastic closures for plastic blow-molded bottles	Milk, fruit juices, bottled water, vinegar and liquor
Five-gallon closures	Plastic closures for glass and plastic returnable water cooler bottles	Water cooler bottles
Widemouth closures	Plastic closures for widemouth plastic containers	Institutional foods, including condiments, mayonnaise and salad dressing
Fitments	Recloseable plastic dispensing fitments for polyethylene-coated gable-top paperboard cartons	Orange juice, lemonade, other juice and dairy products, and soy products
Push-pull dispensing closures	Dual tamper evident closures with push-pull feature	Bottled water, flavored water, and sports drinks

         Capping Equipment and Tooling. The Company designs, manufactures and sells capping equipment for use in high speed bottling, filling and packaging production lines. A substantial majority of the Company’s plastic closure customers use the Company’s capping equipment. The Company’s ability to supply capping equipment and technical assistance along with its plastic closures represents an important competitive advantage, as customers are put into a position of assuring themselves that the Company’s plastic closures will be applied properly to provide leakproof seals, and that any capping problems will be resolved quickly. Portola Allied is engaged in the manufacture and sale of high quality tooling and molds used in the blowmolding industry.

         Water Equipment: PortaPlants/Adapta/ValuLine/Roboloader. In addition to plastic closures and capping equipment, the Company’s Water Equipment Group designs, manufactures and sells customized high production water treatment, bottling and robotic palletizing equipment for the five gallon and other refillable water containers. The Company’s most comprehensive five-gallon water bottling system is its PortaPlant system. The PortaPlant, Adapta, and ValuLine systems are compact bottle washing, filling, capping and conveying systems for glass and plastic refillable water bottles. The Roboloader system is a robotic palletizing system for automated rack loading and unloading at speeds up to 2,200 bottles per hour (“BPH”). The PortaPlant system can process 800 to 3,000 BPH, the Adapta system can process 300 to 600 BPH and the ValuLine can process 150 BPH. The Adapta’s modular and expandable design make it ideal for new and small water bottling companies whose growth requires integrated expansion. Portola’s Water Equipment Group has focused its sales efforts internationally as less developed countries look for improved distribution of safe and reliable drinking water.

         Plastic Bottles. In addition to marketing closures, the Company produces a wide variety of blowmolded high density plastic bottles in Canada for use primarily in the dairy, water and juice industry. The Company also produces five-gallon polycarbonate water bottles in Mexico and the UK.. The ability to sell the closures and bottles together enables the Canadian, Mexican and the UK operations to provide their customers with a complete packaging system. During fiscal year 1999, the Company entered into a joint venture, CSE, which sells five-gallon polycarbonate bottles and closures primarily in Europe.

Product Development

         The Company continues to be committed to product development and engineering. Its research and development group and engineering staff engages in a range of design and development services, focusing on (i) new products and existing product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with the Company’s closures and its customers’ containers. Research and development expenditures for fiscal years 2002, 2001 and 2000 were $3.1 million, $3.1 million and $2.9 million, respectively.

         The Company has also made a substantial investment in developing both new and enhanced products for existing markets. To facilitate this process and to increase the chances of ultimate market acceptance of such products, the Company encourages an on-going exchange of ideas with customers, container manufacturers, machinery manufacturers, and sales and service personnel. Ongoing communication with its customers has enabled the Company to identify new product opportunities to develop improved traditional closures as well as fitments and closures for institutional foods industries.

         The Company’s typical product development cycle has been less than one year. The Company is aware of an increasing pace of innovation in the worldwide plastic packaging industry and is taking steps to address this future need. However, in the past successful introduction of a new closure product has taken as long as two to three years, where customers who are comfortable with their existing closure products are generally slow to switch to a new design.

Intellectual Property

         Currently, the Company holds approximately 115 domestic and foreign patents on the design of the Company’s products, including container closures, compatible bottlenecks, handling equipment and related processes. Although the Company relies on its patents to protect its intellectual property, the Company is committed to developing new proprietary innovations in tamper evident plastic closures, bottles, related equipment and tooling for the food and beverage industry, which are expected to provide the Company with a continuing competitive advantage over its competitors. The Company believes that the expiration of its patents could materially affect future margins as competitors may apply additional pricing pressure. The Company also has a number of trademarks that are deemed valuable to its business. Most of the technical information and know-how necessary to operate its business has been generated by the Company itself. It is proprietary and, in the opinion of the Company, well protected legally. The Company does not license any significant technology from third parties.

Raw Materials and Production

         The principal raw material for the Company’s plastic closures and bottles is injection and blow molding grade resin, which generally accounts for approximately 60% of the cost of all raw materials purchased for the Company’s plastic closures and bottles. The majority of the resin used by the Company in production is low density polyethylene (LPDE). The Company also uses high density polyethylene, linear low polyethylene, polypropylene and polycarbonate. The Company believes that its volume purchases enable it to negotiate favorable pricing with resin suppliers. Resin prices can, however, fluctuate substantially over relatively short periods of time. The Company has not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. The Company generally has been able to eventually pass on increases in resin prices directly to its customers. Significant increases in resin prices from current levels, coupled with an inability to promptly pass such increases on to customers, could have a material adverse effect on the Company’s financial condition and results of operations.

         To produce plastic closures and bottles, resin, which is delivered as small pebble-size pellets to large storage silos, is conveyed through a pipeline system to injection or blow molding machines, where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected or blow molded at high pressure into a specially designed, multi-cavity mold. The principal equipment in the Company’s plants includes injection and blow molding machines, finishing lines that print, label and insert closures with foam or foil to meet customer requirements and automated systems for handling and processing raw materials and finished goods. The Company uses similar, highly automated process in the production of its bottles. By continually improving its largely automated manufacturing operations, the Company is able to limit its direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products.

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

Sales, Marketing and Customer Service

         The Company sells its products through its decentralized in-house sales staff, domestic and foreign sales representatives, and a number of domestic and foreign distributors. Calls on customers and participation at trade shows are the primary means of customer contact. A number of the Company’s customers are large corporate clients with numerous production facilities and each facility may make its own purchase decisions. The Company’s most significant customers are processors and packagers of fluid milk, non-carbonated bottled water, chilled juice and flavored drink products sold on the retail level as well as condiments sold in the wholesale and institutional market. The Company has over 2,500 customers. The Company’s top ten customers accounted for approximately 35% of the Company’s sales during the fiscal year ended August 31, 2002. One United States customer accounted for approximately 10% of sales for the fiscal year ended August 31, 2002 and owed the Company $1.6 million as of August 31, 2002 Most of the Company’s customers have been doing business with the Company for more than ten years.

         Attention to customer service is a critical component of the Company’s marketing effort. The Company’s customers generally operate high-speed, high-volume production lines, with many handling perishable products. In order to assure that the production lines operate efficiently and avoid costly line stoppages, many customers rely on the Company’s ability to provide reliable, on-time delivery of its closure and bottle products and to maintain uniform quality of those products. The Company also provides technical assistance to domestic and foreign customers by dispatching service personnel on short notice to solve bottling line problems. Several of the Company’s field service representatives have extensive blow-molding technical expertise that is especially important in resolving bottle leakage problems for customers.

International Sales and Joint Ventures

         Although the Company’s sales are primarily domestic, the Company has experienced growth in international sales. Export sales from the United States and sales from the Company’s non-U.S. facilities increased to $84.4 million in fiscal year 2002 from $83.7 million and $76.8 million in fiscal years 2001 and 2000. Bottled water companies and other non-carbonated beverage companies in Europe, the Far East, Latin America, Australia, New Zealand and elsewhere have continued to adopt more advanced packaging materials and techniques and have increasingly chosen to purchase Company products from nearby Company plants rather than from the Company’s United States facilities. Correspondingly, the Company’s foreign subsidiaries have increased their production and total foreign sales accounted for 36% of the Company’s consolidated sales in fiscal 2002. For international sales by geographical region, see Note 13 of the Notes to Consolidated Financial Statements. For the fiscal years ended August 31, 2002, 2001, and 2000, export closure sales from the United States to unaffiliated customers were $3.6 million, $2.8 million, and $4.9 million, respectively.

         In the last several years, the Company has entered into joint ventures with bottle manufacturers, bottlers and distributors to gain footholds in markets outside of the United States. The Company has been able to sell plastic closures, bottles, capping equipment and turnkey bottling systems to its joint venture partners and provide them with complete solutions to their bottling and capping requirements. See “Item 1. BUSINESS – History.”

Competition

         The Company competes in sales of container closures and bottles to the food and beverage industry on the basis of price, product design, product quality, reliability, on-time delivery and customer service. The Company believes that its proprietary products and its ability to provide its customers with innovative, low-cost closures and complete capping systems, as well as its reputation for quality, reliability and service, and its automated and strategically located production facilities give it a significant competitive advantage.

         While no single competitor offers products that compete with all of the Company’s product lines, the Company faces direct competition in each of those lines from a number of companies, many of which have financial and other resources that are substantially greater than those of the Company. The Company can expect to encounter significant competition from existing and new competitors with entrenched positions in respect of its existing product lines as well as in respect of new products the Company might introduce. Further, numerous well-capitalized competitors might expand their product offerings, either through internal product development or acquisitions of the Company’s direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect the Company’s ability to compete. A significant increase in competition through technological innovations, offerings of lower priced products or what the Company has begun to note as a continuing proliferation of new packaging applications that the Company cannot serve because sufficient technology or financial and marketing resources might not be available to it could have a significant adverse effect on the Company’s financial condition and results of operations. Additionally, the Company from time to time also faces direct competition from bottling companies and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources.

Employees

         As of August 31, 2002, the Company had 1,072 full-time employees, 20 of whom were engaged in product development, 104 in marketing, sales and customer support, 851 in manufacturing and 97 in finance and administration. The Company uses seasonal and part-time employees for training, vacation replacements and other short-term requirements. None of the Company’s employees in the United States are covered by any collective bargaining agreement; approximately 33 employees of the Company’s Canadian subsidiary are members of the Teamsters Union. During fiscal year 2002, the Company entered into a three year agreement with the Teamsters Union. The Company has never experienced a work stoppage and believes that employee relations are good.

Item 2. PROPERTIES

         The Company’s facilities are highly efficient due to continually improved plant layout, procurement of more advanced equipment, enhanced automation and manufacturing procedures and frequently scheduled maintenance throughout the plants. The Company believes that these facilities are well-maintained, in good operating condition and strategically located. The Company believes its facilities are adequate for the Company’s current needs and near-term growth requirements. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. There can be no assurance that unanticipated developments will not occur that would require the Company to add production facilities sooner than expected. The following table indicates the locations, functions, square footage and nature of ownership of the Company’s current facilities.

			Nature of
Location	Functions	Square Feet	Ownership(1)

San Jose, CA	Executive Office/Closure Mfg./Warehouse/Engineering/Research and Development	89,400	Owned

Kingsport, TN	Closure Mfg./Warehouse	93,400	Owned

Clifton Park, NY	Closure Mfg./Warehouse	51,400	Leased

Batavia, IL	Closure Mfg./Warehouse/Executive Office/Engineering/Research and Development	77,000	Leased

New Castle, PA	Executive Office/Warehouse/Equipment Division	56,900	Owned

Sumter, SC	Closure Mfg./Warehouse	56,700	Owned

Chino, CA	Closure Mfg./Warehouse	57,000	Owned

New Castle, PA	Warehouse	52,000	Leased

Indialantic, FL	Sales Representative Organization	1,000	Leased

Onsted, MI	Sales Representative Organization	250	Leased

Kansas City, MO	Sales Representative Organization	150	Leased

Michigan Center, MI (1)	Tool Manufacturing	12,000	Leased

Shanghai, China (1)	Closure Mfg./Warehouse/Engineering/Research and Development	33,200	Leased

Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	49,000	Leased

Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	42,700	Leased

Toronto, Ontario, Canada	Bottle Mfg./Warehouse	47,000	Leased

Montreal, Quebec, Canada	Bottle Mfg./Warehouse	43,500	Leased

Guadalajara, Mexico	Bottle & Closure Mfg./Warehouse	60,000	Leased

Doncaster, South Yorkshire, England (2)	Bottle & Closure Mfg./Warehouse/Engineering/ Research and Development	80,000	Leased

(1)	The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: (a) the lease for Michigan Center, MI expires in October 2005 and (b) the lease for Shanghai, China will expire in June 2003 and will continue on a month-to-month basis until a new lease is negotiated.

(2)	Includes square footage of a new warehouse being leased.

Item 3. LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the Company’s financial position. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

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

         As of November 15, 2002, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of November 15, 2002, there were approximately 190 holders of record of the 8,596,973 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,170,395 outstanding shares of Class B Common, Series 2. See Note 9 of the Notes to Consolidated Financial Statements for additional information on stock and warrants.

Dividend Policy

         The Company has not paid dividends on any class of its common stock and presently intends to continue this policy in order to retain earnings for the development of the Company’s business. Furthermore, certain of the Company’s credit agreements, including the senior notes issued on October 2, 1995, and the new amended and restated senior revolving credit facility entered into on September 29, 2000, restrict the Company’s ability to pay dividends.

Equity Compensation Plan Information

         See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.     SELECTED FINANCIAL DATA

Selected Historical Condensed Consolidated Financial Data

         The selected historical condensed consolidated statement of operations and balance sheet data set forth in the table below for, and at the end of, each of the fiscal years in the five year period ended August 31, 2002 have been derived from, and are qualified by reference to, the consolidated financial statements of the Company. The information below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the consolidated financial statements of the Company and the accompanying notes thereto, and other financial information appearing elsewhere in this report on Form 10-K.

		Fiscal Year Ended August 31,

	2002	2001	2000	1999	1998

		(dollars in thousands)
Statement of Operations Data:

Sales(a)	$210,757	$219,418	$208,919	$195,900	$181,179

Cost of sales(a)	157,133	169,544	162,294	149,031	140,365

Gross profit	53,624	49,874	46,625	46,869	40,814

Selling, general and administrative	30,844	28,774	30,379	27,941	23,564

Research and development	3,069	3,096	2,922	2,717	3,425

Amortization of intangibles(b)	1,551	4,176	3,457	2,583	3,074

Restructuring costs(c)	—	1,939	493	—	3,084

Income from operations	18,160	11,889	9,374	13,628	7,667

Other (income) expense, net(d)	(1,579)	(6,311)	443	(212)	(1,132)

Interest expense, net(e)	12,168	14,378	14,411	14,262	13,297

Amortization of debt financing costs	756	718	428	546	484

Income (loss) before income taxes	6,815	3,104	(5,908)	(968)	(4,982)

Income tax provision (benefit)	2,242	2,074	(2,165)	(352)	(571)

Net income (loss)	$4,573	$1,030	$(3,743)	$(616)	$(4,411)

Balance Sheet Data (at end of period):

Working capital	$18,147	$19,015	$18,213	$17,005	$14,662

Total assets	136,589	149,635	154,335	157,444	148,860

Total debt(f)(g)	130,911	142,382	134,848	137,095	130,708

Redeemable warrants(f)(g)	—	—	12,630	12,222	7,959

Total shareholders’ equity (deficit)	(24,913)	(27,283)	(30,956)	(26,017)	(21,405)

Cash Flow Data:

Net cash provided by operating activities	24,405	15,020	17,578	11,700	9,050

Net cash used in investing activities	(11,041)	(4,102)	(11,717)	(21,435)	(16,378)

Net cash (used in) provided by financing activities	(12,135)	(11,569)	(4,303)	8,637	7,373

Operating and Other Data:

Closure unit volume (in millions) (unaudited)	12,693	12,871	11,939	12,236	11,447

Closure unit volume growth (unaudited)	(1.4)%	7.8%	(2.4)%	6.9%	6.0%

EBITDA(h)	$39,028	$40,213	$29,789	$31,356	$24,809

Adjusted EBITDA(h)	37,677	35,461	30,371	31,416	27,179

Depreciation and amortization	20,046	21,948	20,856	17,514	15,524

Amortization of debt issuance costs	756	718	428	546	486

Capital expenditures	10,488	14,088	10,943	16,604	21,436

______________

(footnotes on following page)

(a)	During the fourth quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of sales. The Company adopted Issue 00-10 in the fourth quarter of fiscal year 2001 and reclassified the previously reported results for fiscal years ended 2000, 1999, and 1998 to conform with the new standard, which had no effect on net income (loss). The effect of this accounting policy change was to increase revenue and cost of sales during the fiscal years 2001, 2000, 1999 and 1998 by $5.1 million, $5.9 million, $5.2 million, and $4.9 million, respectively.

(b)	Includes amortization of patents and technology, licenses, tradename, covenants not-to-compete and customer lists for all years presented and also includes goodwill amortization for fiscal years ended 2001, 2000, 1999 and 1998. Effective September 1, 2001, the Company chose early adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to value its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during fiscal year 2002. The effect of the adoption was to eliminate goodwill amortization expense of $2.6 million in fiscal year 2002.

(c)	During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. The Company recorded restructuring charges during fiscal year 2001 totaling approximately $1.9 million, which consisted of approximately $0.9 million for employee severance costs and approximately $1.0 million for the non-cash write-down of certain assets. During the fourth quarter of fiscal 2000, the Company effected a reduction in work force which affected 22 employees. In connection with the reduction in work force, the Company recorded restructuring charges in the fourth quarter of fiscal year 2000, totaling approximately $0.5 million, which were primarily for employee severance costs. In fiscal year 1998, the Company took measures to improve profitability and announced staffing reductions and the closure of its Fort Worth, Texas facility effective October 1998. The Company recorded a restructuring charge of $3.1 million in fiscal year 1998, which consisted primarily of impairment loss on intangible assets of $1.3 million, loss on property, plant and equipment and employee severance costs.

(d)	Other (income) expense in fiscal year 2002 includes income of $0.5 million and $1.1 million recognized on the dissolution of a joint venture and recovery with respect to a promissory note payable to the Company, respectively. See Notes 2 and 14 of the Notes to Consolidated Financial Statements. Other (income) expense in fiscal year 2001 includes a gain of $7.0 million from the sale of certain real estate located in San Jose, California, offset by a $0.2 million loss on the sale of property, plant and equipment. Other (income) expense in 1998 includes gains from the sale of securities of $0.8 million and fixed assets of $0.7 million, net of other expense of $0.3 million.

(e)	Interest expense was offset by $0.8 million of interest income recognized on the recovery with respect to a promissory note payable to the Company in fiscal year 2002. See Note 14 of the Notes to Consolidated Financial Statements.

(f)	Two redeemable warrants entitle the holders thereof to purchase an aggregate of 2,492,741 shares of the Company’s Class A Common Stock. These warrants to purchase 2,052,526 and 440,215 shares of Class A Common Stock are exercisable, in whole or in part, through June 30, 2004 and June 30, 2008, respectively. Effective June 30, 1999 and August 1, 2001, respectively, these warrants became redeemable at the option of the holder upon 60 days prior written notice to the Company. The obligation of the Company to redeem the warrants is calculated based on the higher of the current market value of the Company’s common stock or an amount computed under the warrant agreements and would be suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At August 31, 2002, 2001, 2000 and 1999, the Company’s credit facilities did not permit redemption of the warrants.

(g)	As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The effect of the application of Issue 00-19 was to reclassify the Company’s redeemable warrants from temporary equity to a liability on June 30, 2001.

(h)	EBITDA represents, for any relevant period, income (loss) before income taxes, depreciation of property, plant and equipment, net interest expense (including amortization of debt issuance costs and warrant interest income) and amortization of intangible assets. Adjusted EBITDA represents, for any relevant period, income (loss) before income taxes, write-off of intangible assets, restructuring costs, depreciation of property, plant and equipment, net interest expense (including amortization of debt issuance costs), amortization of intangible assets, gains and losses on both foreign exchange and sale of assets. Adjusted EBITDA for fiscal year 2002 also includes as a separate component other income of $0.5 million and $1.1 million recognized on the dissolution of a joint venture and recovery with respect to a promissory note payable to the Company, respectively. See Notes 2 and 14 of the Notes to Consolidated Financial Statements. EBITDA and Adjusted EBITDA are not intended to represent and should not be considered more meaningful than, or an alternative to, net income (loss), cash flow or other measures of performance in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA data are included because the Company understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt and because certain restrictive covenants in the Indenture are based on a term very similar to the Company’s Adjusted EBITDA.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION

         In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this Report entitled “Plastic Closure Market,” “Raw Materials and Production,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct and only reflect management’s opinions as of the date hereof. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, competition in its markets, and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003.

Overview

         The Company is a major designer, manufacturer and marketer of tamper evident plastic closures, plastic bottles and related equipment used for packaging applications in dairy, fruit juice, bottled water, sports drinks, institutional foods and other non-carbonated beverage products. The Company was acquired in 1986 through a leveraged acquisition led by Jack L. Watts, the Company’s current Chairman of the Board and Chief Executive Officer.

         The Company currently has six wholly-owned operating subsidiaries: two of which are domestic and the remaining four of which are located in the United Kingdom, Canada, Mexico and China. The United Kingdom subsidiary is Portola Packaging Ltd. (U.K.); the Canada subsidiary (formerly the eastern and western Canadian subsidiaries prior to amalgamation in fiscal 2002) is Portola Packaging Canada Ltd., the Mexico subsidiary is Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”); and the China subsidiary is Shanghai Portola Packaging Company Limited (“PPI China”). The Company’s two domestic operating subsidiaries are Portola Allied Tool, Inc., located in Michigan and Northern Engineering and Plastics Corporation (“Delaware Nepco”), operated in Chino, California; Batavia, Illinois; and Sumter, South Carolina. In April 1997, the Company’s United Kingdom subsidiary and eastern Canadian subsidiary were converted to “restricted subsidiary” status. In May 1999, the Company’s western Canadian subsidiary was converted to “restricted subsidiary” status and was treated as a “restricted subsidiary” subsequent to amalgamation during fiscal year 2002. In March 1999, the Company formed a new subsidiary named Portola Allied Tool, Inc. to acquire the assets of Allied Tool, Inc., a corporation headquartered in Michigan, and elected “restricted subsidiary” status for Portola Allied Tool. In July 1999, the Company acquired the remaining interest in the Mexican joint venture in which it had held a 50% interest and elected “restricted subsidiary” status at that time. Effective January 1, 2001, the Company’s Delaware Nepco subsidiary purchased certain assets and assumed certain liabilities of Consumer Cap Corporation; Delaware Nepco is a “restricted subsidiary.” Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing the senior notes issued by the Company in October 1995 and under the terms of the Company’s senior credit facility. Although the Company elected “restricted subsidiary” status for PPI Mexico when it acquired the remaining 50% interest in July 1999, in September 2000, the Company agreed in its new amended and restated credit facility to treat PPI Mexico as an “unrestricted subsidiary” for purposes of the credit facility; PPI Mexico continues to be treated as a “restricted subsidiary” under the indenture. Unrestricted subsidiary status imposes limitations on the ability of the Company and its restricted subsidiaries to finance the operations of unrestricted subsidiaries. PPI China and domestic joint ventures in which the Company owns more than a 50% interest are “unrestricted subsidiaries.”

Critical Accounting Policies and Estimates

         General. The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above. The Company believes that the following accounting policies are critical due to the degree of estimation required.

         Allowance for Doubtful Accounts. The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgements are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled $1.2 million as of both August 31, 2002 and August 31, 2001.

         Revenue Recognition. The Company follows Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” in recognizing revenues within the Company’s financial statements. This bulletin requires, among other things, that revenue only be recognized when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations related to the sale on the part of the Company.

         Inventory Valuation. Inventories are stated at the lower of cost (average cost method) or market. The Company records reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

         Impairment of Assets. The Company periodically evaluates its property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on the results of operations and financial condition. No impairment loss was recognized during fiscal year 2002.

         Income Taxes. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, the Company includes an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through the recognition of future taxable income, except for certain foreign jurisdictions for which a full valuation has been provided. Although the deferred tax assets for which full valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. The Company has provided valuation allowances against net deferred tax assets of $1.9 and $1.0 million as of August 31, 2002 and August 31, 2001.

         Impact of Equity Issuances. The Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At August 31, 2002, the Company’s credit facilities did not permit redemption of the warrants. At August 31, 2002, the carrying value of the warrants totaled $10.4 million, which represents the fair value of the instruments as determined by the Company’s management. In accordance with EITF Issue 00-19, the change in the fair value of the warrants of $151,000 was recognized as interest income during fiscal year 2002.

Results of Operations

Fiscal Year Ended August 31, 2002 Compared to Fiscal Year Ended August 31, 2001

         Sales. Sales decreased $8.6 million, or 4.0%, from $219.4 million for fiscal 2001 to $210.8 million for fiscal 2002. The decrease in sales for fiscal 2002 compared to the same period in fiscal 2001 was mainly attributable to decreased sales of $7.3 million from the U.S. closure division primarily due to price reductions to customers to reflect lower resin costs and product mix. Equipment sales decreased $2.7 million mainly due to the timing of customer orders. Sales decreased by $0.9 million in Mexico due to sales volume and also decreased by $1.2 million in bottle sales due to discontinuation of one of the Company’s consolidated joint ventures. Offsetting these decreases were increased sales of $2.7 million in the United Kingdom due to sales volume and $0.8 million in tooling due to timing of customer orders.

         Gross Profit. Gross profit increased $3.7 million to $53.6 million for fiscal 2002 as compared to $49.9 million for fiscal 2001 and increased as a percentage of sales from 22.7% in 2001 to 25.5% in 2002. The margin increase was due to overall lower raw material costs, primarily due to the lower resin prices in the closure and bottle operations and improved margins in the equipment operations.

         Overall, fiscal year 2002 direct materials, labor and overhead costs represented 35.1%, 15.7% and 27.6% of sales, respectively, compared to fiscal year 2001 percentages of 40.1%, 14.7%, and 26.4%.

         Selling, General and Administrative Expenses. Selling, general and administrative expense increased from $28.8 million in fiscal year 2001 to $30.8 million in fiscal 2002 and increased as a percentage of sales from 13.1% for fiscal 2001 to 14.6% for fiscal 2002. These increases were primarily due to increased expenses for consulting fees for the Company’s product expansion project and ERP software system, employee costs, travel expenses and bad debt charges.

         Research and Development Expenses. Research and development expenses were $3.1 million in both fiscal years 2001 and 2002, and increased slightly as a percentage of sales from 1.4% in fiscal year 2001 to 1.5% in fiscal year 2002.

         Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) decreased $2.6 million, or 62.9%, to $1.6 million for fiscal year 2002 as compared to $4.2 million in fiscal year 2001. The decrease was primarily due to the elimination of goodwill amortization expense due to the early adoption of SFAS No. 142 effective September 1, 2001. The effect of the adoption was to eliminate goodwill amortization expense of $2.6 million in fiscal 2002. There was an additional decrease of amortization expense of $0.3 million primarily due to certain Portola Allied Tool intangibles becoming fully amortized in March 2002. Offsetting this decrease was an increase of $0.2 million in amortization expense for additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer during fiscal 2001.

         Restructuring Costs. The Company did not incur restructuring charges during fiscal 2002, compared to the $1.9 million incurred during fiscal 2001.

         Income from Operations. Due to the effect of the factors summarized above, income from operations increased $6.3 million, or 52.8%, to $18.2 million for fiscal 2002 as compared to $11.9 million for fiscal 2001 and increased as a percentage of sales from 5.4% in fiscal 2001 to 8.6% in fiscal 2002.

         Other (Income) Expense. Interest income increased $1.0 million to $1.1 million during fiscal 2002 as compared to $0.1 in fiscal 2001 primarily due to $0.8 million interest income recognized with respect to a promissory note payable to the Company (see Note 14 of the Notes to Consolidated Financial Statements) and also recognized $0.2 million as a result of the change in the fair market value of the warrants as of August 31, 2002.

         The Company recognized income of $0.5 million and $1.1 million on the dissolution of a joint venture and the recovery of a promissory note, respectively. See Notes 2 and 14 of the Notes to Consolidated Financial Statements.

         The Company recognized a net gain of $20,000 on the sale of property, plant and equipment during fiscal year 2002, compared to a gain of $7.0 million recognized on the sale of certain real estate located in San Jose, California, during the same period in fiscal 2001, offset by a $0.2 million loss on the sale of property, plant and equipment.

         Interest Expense. Interest expense decreased by $1.2 million to $13.3 million in fiscal year 2002 as compared to $14.5 million in fiscal year 2001. This decrease was primarily due to the decrease in borrowings on the revolving credit facility and the effect of a decrease in the LIBOR rate during fiscal 2002, as compared to the same period in fiscal 2001.

         Amortization of Debt Financing Costs. Amortization of debt financing costs increased $0.1 million to $0.8 million in fiscal 2002 as compared to $0.7 million for the same period in fiscal 2001 due to the additional loan fees that are being amortized as a result of the amended and restated senior revolving credit facility entered into on September 29, 2000.

         Income Tax Provision. The income tax provision for fiscal year 2002 was $2.2 million compared to an income tax benefit of $2.1 million in fiscal year 2001. The Company’s effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions and nondeductible goodwill and amortization expense in fiscal 2001.

         Net Income (Loss). Net income was $4.6 million in fiscal year 2002 compared to net income of $1.0 million in fiscal 2001.

Fiscal Year Ended August 31, 2001 Compared to Fiscal Year Ended August 31, 2000

         Sales. Sales increased $10.5 million, or 5.0%, from $208.9 million for fiscal 2000 to $219.4 million for fiscal 2001. The increase in sales for fiscal 2001 compared to the same period in fiscal 2000 was mainly attributable to increased sales of approximately $7.3 million from the Company’s foreign operations due to increased market demand and $2.3 million in increased sales in the equipment division. U.S. closure division sales increased $1.7 million primarily due to the Company’s acquisition of Consumer Cap Corporation (“Consumer”). Other domestic operations decreased in sales by $0.8 million primarily due to a decrease in bottle sales by the Company’s joint venture and a decrease in tooling sales due to a soft tooling market.

         Gross Profit. Gross profit increased $3.3 million to $49.9 million for fiscal 2001, as compared to $46.6 million for fiscal 2000 and increased slightly as a percentage of sales from 22.3% in 2000 to 22.7% in 2001. The margin increase was primarily due to increased margins in domestic closures and added gross margin due to the acquisition of Consumer, totaling $3.9 million and $1.2 million, respectively. The United Kingdom, Mexico, and PPI China operations also experienced increased margins of $1.3 million, $1.2 million and $0.4 million, respectively. Offsetting these increases were decreased margins in Canada and the equipment division of $1.8 million and $2.7 million, respectively. Gross profit increased in dollars, primarily due to domestic raw material and employee cost savings, synergies from the Consumer acquisition and increased margins from the United Kingdom, Mexico and PPI China as these operations mature and operate more efficiently.

         Overall, fiscal year 2001 direct materials, labor and overhead costs represented 40.1%, 14.7% and 26.4% of sales, respectively, compared to fiscal year 2000 percentages of 42.3%, 14.9%, and 23.2%.

         Selling, General and Administrative Expense. Selling, general and administrative expense decreased from $30.4 million in fiscal year 2000 to $28.8 million in fiscal 2001 and decreased as a percentage of sales from 14.5% for fiscal 2000 to 13.1% for fiscal 2001. These decreases were primarily due to reduced legal expenses as a result of the Company successfully defending certain of its patents during the second quarter of fiscal year 2001.

         Research and Development Expenses. Research and development expenses increased from $2.9 million and 1.4% of sales in fiscal year 2000 to $3.1 million and 1.4% of sales in fiscal year 2001. The slight increase in research and development expenses was primarily due to prototype expenses related to the introduction of new products.

         Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, goodwill, tradename, covenants not-to-compete and customer lists) totaled $4.2 million for fiscal year 2001 as compared to $3.5 million for fiscal 2000. The increase was primarily due to amortization of goodwill related to the Company’s acquisition of the remaining interest in Shanghai Portola Packaging Company Limited and amortization of additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer.

         Restructuring Costs. During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. The Company recorded restructuring charges during fiscal year 2001 totaling approximately $1.9 million, which consisted of approximately $0.9 million for employee severance costs and approximately $1.0 million for the non-cash write-down of certain assets. As of August 31, 2001, approximately $1.9 million had been charged against the restructuring reserve for severance and the write-down of equipment during fiscal year 2001.

         Income From Operations. Due to the effect of the factors summarized above, income from operations increased $2.5 million, or 26.8%, to $11.9 million for fiscal 2001, as compared to $9.4 million for fiscal 2000, and increased as a percentage of sales from 4.5% in fiscal 2000 to 5.4% in fiscal 2001.

         Other (Income) Expense. Interest income was $0.1 million and interest expense was $14.5 million for both fiscal year 2001 and fiscal year 2000.

         During fiscal year 2001, a gain of $7.0 million was recognized on the sale of certain real estate located in San Jose, California, offset by a $0.2 million loss on the sale of property, plant and equipment.

         Amortization of Debt Financing Costs. Amortization of debt financing costs increased $0.3 million to $0.7 million in fiscal 2001 as compared to $0.4 million for the same period in fiscal 2000 due to the additional loan fees that are being amortized as a result of the amended and restated senior revolving credit facility entered into on September 29, 2000.

         Income Tax Provision. The income tax provision for fiscal year 2001 was $2.1 million, compared to an income tax benefit of $2.2 million in fiscal year 2000. The income tax provision (benefit) for fiscal years 2001 and 2002 differs from the U.S. federal tax rate primarily due to non-deductible goodwill and not providing a benefit for losses generated in certain foreign jurisdictions.

         Net Income (Loss). Net income was $1.0 million in fiscal year 2001, compared to a net loss of $3.7 million in fiscal 2000.

Liquidity and Capital Resources

Fiscal Year Ended August 31, 2002 Compared to Fiscal Year Ended August 31, 2001

         The Company has relied primarily upon cash from operations and borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. On October 2, 1995, the Company completed a $110.0 million senior notes offering; the notes mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeds of the notes offering were approximately $106.0 million, of which $83.0 million was used to retire the Company’s debt then outstanding under its senior term loans, revolving credit facility and senior subordinated notes. As of August 31, 2002, the Company had cash and cash equivalents of $4.6 million, an increase from $3.3 million as of August 31, 2001.

         Operating Activities. Cash provided by operations totaled $24.4 million and $15.0 million in fiscal years 2002 and 2001, respectively. Net cash provided by operations for fiscal year 2002 was the result of net income plus non-cash charges for depreciation and amortization, offset by an aggregate of $2.4 million other income and interest income recognized on the dissolution of a joint venture and settlement on a promissory note. See Notes 2 and 14 of the Notes to Consolidated Financial Statements. Due to the adoption of SFAS No. 142, amortization expense for fiscal year 2002 did not include goodwill amortization. Net cash provided by operations for fiscal year 2001 was the result of net income plus non-cash charges for depreciation and amortization, offset by the net gain on the sale of property of $6.8 million. Working capital (current assets less current liabilities) decreased $0.9 million as of August 31, 2002 to $18.1 million, as compared to $19.0 million as of August 31, 2001, primarily as a result of a decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued liabilities.

         Investing Activities. Cash used in investing activities was $11.0 million in fiscal year 2002 as compared to $4.1 million in fiscal year 2001. This consisted primarily of additions to property, plant and equipment of $10.5 million and $14.1 million, in fiscal years 2002 and 2001, respectively. Fiscal year 2001 included additions to intangible and other assets relating to the acquisition of Consumer. Cash used in investing activities was reduced by $0.4 million in fiscal year 2002 by proceeds from the sale of property, plant and equipment and by $10.1 million in fiscal year 2001 by proceeds from the sale of property, plant and equipment, primarily related to the sale of certain real estate located in San Jose, California.

         Financing Activities. At August 31, 2002, the Company had total indebtedness of $131.0 million, $110.0 million of which was attributable to the Company’s senior notes. Of the remaining indebtedness, $9.8 million was attributable to the Company’s senior credit facility and $0.8 million of the indebtedness was principally comprised of capital lease obligations. In addition, the Company’s total indebtedness at August 31, 2002 included redeemable warrants with a carrying value of $10.4 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information on the redeemable warrants. On September 29, 2000, the Company entered into a new four-year amended and restated senior secured revolving credit facility of up to $50.0 million, subject to a borrowing base of eligible receivables and inventory, plus net property plant and equipment. This credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

         Cash and Cash Equivalents. At August 31, 2002, the Company had $4.6 million in cash and cash equivalents as well as unused borrowing capacity of approximately $33.0 million under the revolving credit facility, less a minimum availability requirement of $3.0 million. Management believes that these resources and increased resources from the amended and restated revolving credit facility, together with anticipated cash flows from operations, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures through fiscal year 2003. The Company may require additional funds to support other purposes and may seek to raise theses additional funds through debt financing through other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to the Company. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in Item 7 and Item 7A of this document.

Fiscal Year Ended August 31, 2001 Compared to Fiscal Year Ended August 31, 2000

         Operating Activities. Cash provided by operations totaled $15.0 million and $17.6 million in fiscal years 2001 and 2000, respectively. Net cash provided by operations for fiscal year 2001 was the result of net income plus noncash charges for depreciation and amortization, offset by the net gain on the sale of property of $6.8 million. Working capital (current assets less current liabilities) increased $0.8 million as of August 31, 2001 to $19.0 million, as compared to $18.2 million as of August 31, 2000, primarily as a result of a decrease in short-term deferred taxes, an increase in the current portion of long-term debt, accrued liabilities and accrued compensation, partially offset by a decrease in accounts payable, book overdraft and accrued compensation.

         Investing Activities. Cash used in investing activities was $4.1 million in fiscal year 2001 as compared to $11.7 million in fiscal year 2000. This consisted primarily of additions to property, plant and equipment of $14.1 million and $10.9 million, in fiscal years 2001 and 2000, respectively. Fiscal year 2001 included additions to intangible and other assets relating to the acquisition of Consumer. Fiscal year 2000 also included the acquisition of the remaining interest in PPI China for $1.4 million. Cash used in investing activities was reduced by $10.1 million in 2001 by proceeds from the sale of property, plant and equipment, primarily related to the sale of certain real estate located in San Jose, California and by $0.5 million in 2000 due to the sale of the Company’s Fort Worth, Texas facilities.

         Financing Activities. At August 31, 2001, the Company had total indebtedness of $142.0 million, $110.0 million of which was attributable to the Company’s senior notes. Of the remaining indebtedness, $20.9 million was attributable to the Company’s senior credit facility and $1.0 million of the indebtedness was principally comprised of foreign subsidiary loans and capital lease obligations. In addition, the Company’s total indebtedness at August 31, 2001 included redeemable warrants with a carrying value of $10.1 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information on the redeemable warrants.

         Cash and Cash Equivalents. At August 31, 2001, the Company had $3.3 million in cash and cash equivalents as well as unused borrowing capacity of approximately $25.4 million under the revolving credit facility, less a minimum availability requirement of $3.0 million.

Off-Balance Sheet Arrangements

         On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. See “Item 7. — Contractual Obligations” and Note 8 of the Notes to Consolidated Financial Statements for off-balance sheet arrangements.

Contractual Obligations

         The following additional information is provided to assist financial statement users.

	Payments Due by Period

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

Contractual Obligations:	(dollars in thousands)

Long-Term Debt, including current portion:

Senior Notes (1)	$110,000	—	—	$110,000	—

Revolver (2)	$9,781	—	$9,781	—	—

Capital Lease Obligations (3)	$771	$426	$335	$10	—

Redeemable Warrants (4)	$10,359	—	—	$10,359	—

Operating Lease Obligations (5)	$20,836	$2,657	$4,760	$2,987	$10,432

Guarantees (6)	$1,218	—	$345	—	$873

(1)	On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

(2)	Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At August 31, 2002, the LIBOR Loan rate plus 2.25% was applied to the first $12.0 million outstanding under the facility and the Bank Prime Loan rate plus 1.00% was applied to the negative balance of $2.2 million. At August 31, 2002, the Bank Prime Loan rate and the LIBOR Loan rate were 4.75% and 1.875%, respectively.

(3)	The Company acquired certain machinery and office equipment under noncancelable capital leases.

(4)	As of August 31, 2002, the Company had two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At August 31, 2002, the Company’s credit facilities did not permit redemption of the warrants. At August 31, 2002, the carrying value of the warrants totaled $10.4 million, which represents the fair value of the instruments as determined by the Company’s management. The fair value of the warrants was estimated at August 31, 2002 using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 2.01% and 3.34%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

(5)	The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2002 totaled $3.4 million.

(6)	The Company has issued a letter of credit that guarantees $277,894 of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company has issued a letter of credit that also guarantees a loan of $344,635 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2002.

In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

Related Party Transactions

         The Company incurs certain related party transactions throughout the course of its business. Significant related party transactions are the following: (i) the consulting agreement between the Company and a director of the Company (see Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001 filed on January 10, 2002) and (ii) the sale of assets of Sand Hill Systems, Inc., the shareholders of which include the Company, a wholly-owned consolidated subsidiary of the Company and certain officers who formed a limited liability company to invest in SHS. See Note 14 of the Notes to Consolidated Financial Statements.

Inflation

         Most of the Company’s closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, the Company has been able to eventually pass on increases in resin prices directly to its customers.

Seasonality

         The Company’s sales and earnings reflect a slightly seasonal pattern as a result of greater sales volumes during the summer months. In fiscal 2002, 48% of sales occurred in the first half of the year (September through February) while 52% of sales were generated in the second half (March through August). In fiscal 2001, 46% of sales occurred in the first half of the year while 54% of sales were generated in the second half.

Income Taxes

         The relationship of income tax expense to income before income taxes is affected primarily by not providing a benefit for losses generated in certain foreign jurisdictions and, in fiscal years 2001 and 2000, by nondeductible goodwill arising from the Company’s acquisitions. See Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

         During the fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of sales. The effect of this accounting policy change was to increase revenue and cost of sales by $5.1 million and $5.9 million in fiscal years 2001 and 2000, respectively.

         As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. Under EITF Issue 00-19, the warrants are measured at fair value with changes in fair value reported in earnings. As of August 31, 2002, the Company’s management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $151,000 in the consolidated statements of operations for fiscal year 2002.

         In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to value its goodwill by operating unit and reviewed for impairment. Based on this review, the Company did not record an impairment loss during fiscal year 2002. The effect of the adoption was to eliminate goodwill amortization expense of $2.6 million in fiscal year 2002. Prior to its adoption, the Company had recorded goodwill amortization expense of $2.7 million in fiscal year 2001.

         Actual results of operations for the year ended August 31, 2002 and proforma results of operations for the years ended August 31, 2001 and 2000 had the Company applied the non-amortization provisions of SFAS 142 in these periods are as follows:

	For the Year Ended August 31,

	2002	2001	2000

	(in thousands)

Reported net income (loss)	$4,573	$1,030	$(3,743)

Goodwill amortization	—	2,711	2,663

Adjusted net income (loss)	$4,573	$3,741	$(1,080)

         In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets range from one to thirteen years. The components of its intangible assets are as follows:

	August 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:

Patents	$9,621	$(6,494)	$9,587	$(5,914)

Debt financing costs	5,966	(3,686)	5,926	(2,958)

Customer list	1,000	(1,000)	1,000	(444)

Covenants not-to-compete	555	(252)	555	(141)

Trademarks	360	(200)	360	(80)

Other	374	(297)	380	(232)

Total consolidated	$17,876	$(11,929)	$17,808	$(9,769)

         Amortization expense for the net carrying amount of intangible assets, including debt financing costs, at August 31, 2002 was $2.3 million for fiscal 2002, and is estimated to be $1.6 million in fiscal 2003, $1.8 million in fiscal 2004, $1.2 million in fiscal 2005, $0.3 million in fiscal 2006, $0.1 million in fiscal 2007 and $1.0 million thereafter.

         On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 will be adopted in fiscal year 2003 and is not expected to have a material impact on the Company’s results of operations or financial condition.

         On October 4, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cashflows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The provisions of SFAS No. 144 will be adopted in fiscal year 2003 and are not expected to have a material impact on the Company’s results of operations or financial condition.

         In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs previously classified as extraordinary items will be reclassified.

         SFAS No. 146, “Accounting for Exit or Disposal Activities,” was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 included (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged.

Risk Factors

         The following risk factors, in addition to the risks described elsewhere in the description of the Company’s business in this report, including, without limitation, those described under the captions “Plastic Closure Market,” “Raw Materials and Production,” “Competition” and “Quantitative and Qualitative Disclosures About Market Risk” may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by the Company or its representatives:

Substantial Leverage; Limitations Associated with Restrictive Covenants

         At August 31, 2002, the Company had indebtedness outstanding of approximately $131.0 million. $110.0 million of this amount represented the principal amount of the senior notes issued by the Company in October 1995, which is due on October 1, 2005; $9.8 million of the balance represented funds drawn under the Company’s $50.0 million revolving line of credit; and $0.8 million of the indebtedness was principally comprised of capital lease obligations. The Company’s total indebtedness at August 31, 2002 included redeemable warrants with a carrying value of $10.4 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information on the redeemable warrants.

         The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company’s ability to obtain financing for future working capital needs or for acquisitions or other purposes is limited and may be limited from time to time in the future; (ii) a substantial portion of the Company’s cash flow from operations will be dedicated to debt service, thereby reducing funds available for operations; (iii) certain of the Company’s borrowings, including borrowings under the Company’s credit facility, will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the substantial indebtedness and the restrictive covenants to which the Company is subject under the terms of its indebtedness may make the Company more vulnerable to economic downturns, may reduce its flexibility to respond to changing business conditions and opportunities, and may limit its ability to withstand competitive pressures. The Company’s ability to make scheduled payments of the principal of and interest on, or to refinance, its indebtedness will depend upon its future operating performance and cash flows which are subject to prevailing economic conditions, market conditions in the packaging industry, prevailing interest rates and financial, competitive, business and other factors, many of which may be beyond the Company’s control.

         The Company’s credit facilities contain numerous restrictive covenants that may limit the Company’s operational and financing flexibility. A failure to comply with the obligations contained in the credit facilities or any agreements with respect to future indebtedness could result in an event of default under such agreements that could permit acceleration of the related debt and acceleration of debt under other agreements that may contain cross-acceleration or cross-default provisions. Other indebtedness of the Company that may be incurred in the future may contain financial or other covenants more restrictive than those applicable to the Company’s senior notes or credit facilities. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding the Company’s senior notes and credit facilities.

Effective Subordination of Notes in Certain Circumstances

         The Company’s senior notes are not secured by any of the Company’s assets. The indenture governing the senior notes issued by the Company in October 1995 permits the Company to incur certain secured indebtedness, including indebtedness under the Company’s credit facilities. If the Company becomes insolvent or is liquidated, or if payment under the credit facilities or other secured indebtedness is accelerated, the lenders under the credit facilities and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on the Company with respect to any other assets of the Company. In either event, because the senior notes are not secured by any of the Company’s assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, the senior notes are obligations of the Company and not of any subsidiary, although the indenture does require that any restricted subsidiary of the Company having assets with an aggregate fair market value in excess of $100,000 execute a guarantee in respect of the senior notes. There can be no assurance that such guarantees, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. The Company’s unrestricted subsidiaries do not guarantee the Company’s obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that the Company may form in the future. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the Company’s restricted and unrestricted subsidiaries.

Limitations on Repurchase of Notes

         Upon a change of control of the Company (as defined is the Company’s senior notes), each holder of senior notes will have certain rights to require the Company to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under the Company’s credit facilities and, since indebtedness under the credit facilities will effectively rank senior in priority to indebtedness under the senior notes, the Company would be obligated to repay indebtedness under the credit facilities in advance of indebtedness under the senior notes. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Factors, Effective Subordination of Notes in Certain Circumstances.” The Company’s repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings which the Company may enter into from time to time, including agreements relating to secured indebtedness. Failure by the Company to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the credit facilities is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facilities or (ii) five business days after receipt by the Company of written notice of such acceleration. In the event all of the senior notes are declared due and payable, the Company’s ability to repay the senior notes would be subject to the limitations referred to above.

Dependence on New Business Development and International Expansion

         The Company believes that the domestic markets for its traditional products have become relatively mature and that, in order to grow, the Company has continued to develop new products in the markets it currently serves and in new products in different markets, to make acquisitions and to expand in its international markets. Developing new products, expanding into new markets and acquisitions will require a substantial investment and involve additional risks such as acquiring other companies. There can be no assurance that the Company’s efforts to achieve such development and expansion will be successful. Expansion poses risks and potential adverse effects on the Company’s operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. Moreover, as described above, the Company’s debt instruments impose significant restrictions under certain circumstances on the ability of the Company to make investments in or acquire other companies.

         The Company’s international operations are subject to certain risks associated with doing business in foreign countries, including the possibility of adverse governmental regulation, additional taxation and exchange rate fluctuations. There can be no assurance that the Company’s foreign operations will continue to be successful. Also, these operations may require additional funding, which the Company may or may not be able to provide.

Competition

         While no single competitor offers products that compete with all of the Company’s product lines, the Company faces direct competition in each of those lines from a number of companies, many of which have financial and other resources that are substantially greater than those of the Company. The Company can expect to meet significant competition from existing and new competitors with entrenched positions in respect of its existing product lines as well as in respect of new products the Company might introduce. Further, numerous well-capitalized competitors might expand their product offerings, either through internal product development or acquisitions of the Company’s direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect the Company’s ability to compete. A significant increase in competition through technological innovations or offerings of lower prices products or what the Company has begun to note as a continuing proliferation of new packaging applications that the Company can not serve because sufficient technology or financial and marketing resources might not be available to it, could have a significant adverse effect on the Company’s financial condition and results of operations. Additionally, the Company from time to time also faces direct competition from bottling companies and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources.

Customer Consolidations

         The dairy, water and juice industries continue a pattern of consolidation through mergers and acquisitions. As a result, the Company’s top ten customers may continue to be a growing segment of the Company’s business. Loss of one of these customers or changes in the procurement practices in the form of pricing pressures of one or more major customers could have a significant adverse effect on the Company’s financial condition.

Consumer Complaints; Governmental Regulation; Risk of Contamination

         Many of the Company’s products are used to cap food and beverage products. It is possible that some of the Company’s products, if used improperly, could cause injury to the end-consumer. From time to time, customers have claimed that defects in their products have been due to defects in the Company’s closures incorporated into those products. The worldwide closure industry has become increasingly aware that children in particular may be prone to misuse a closure and create risks of swallowing a closure component. It appears that all closure manufacturers might experience declines in sales of products previously sold for incorporation into products targeted to small children as customers become increasingly wary of selling such products. In the event of a harmful accident to an end-consumer, the Company could incur substantial costs in responding to complaints or litigation related to its products. In addition, if any of the Company’s products were found to be defective, the Company could incur significant costs in correcting any product deficiencies, in addition to suffering the loss of revenues derived from such products. To date, no such claims have been adjudicated adversely to the Company, however, the Company has had to pay amounts in settlement to avoid litigation and has incurred and might incur significant litigation costs in the future, not all of which have been or will be covered by insurance. To counter the possibility of adverse events of the type discussed, the Company is increasing its research, quality control and testing activities to maximize the safety of its products.

         The Company’s products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies that might have jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other food and beverage products. A change in government regulation could adversely affect the Company. There can be no assurance that federal, state or foreign authorities will not develop protocols in the future that could materially increase the Company’s costs of manufacturing certain of its products.

         While the Company does not believe that its employees, facilities, or products are a target for terrorists, there is a remote risk that terrorist activities could result in contamination or adulteration of its products. The Company’s products are tamper resistant, but not tamper proof. Although the Company has systems and procedures in place that are designed to prevent contamination and adulteration of raw materials used in the manufacture of its products and in its finished products, there is no assurance that a disgruntled employee or third party could not introduce an infectious substance, into packages of our finished products, either at our manufacturing plants or during shipment of our products. The Company has asked all of its employees to maintain a heightened awareness of suspicious circumstances and to be prepared to respond should the need arise. The Company has also asked its customers to inspect incoming shipments of products transported by common carrier to assure that shipments of its products have arrived intact and show no signs of external tampering. Were its products to be tampered with in a manner not readily capable of detection, the Company could experience a material adverse effect in our business, operations and financial condition.

Possible Adverse Effect of Changes in Resin Prices

         The Company’s products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin accounts for a significant portion of the Company’s cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations, resulting from shortages in supply, changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced and other factors. Significant increases in resin prices, coupled with an inability to pass such increases on to customers promptly, would have a material adverse effect on the Company’s financial condition and results of operations. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing gross margins. Similarly, if resin prices decrease, customers would typically expect rapid pass-through of the decrease, and there can be no assurance that the Company would be able to maintain its margins. See “Item 1. BUSINESS — Raw Materials and Production.”

Limited Protection of Intellectual Property

         The Company has approximately 115 patents covering various aspects of the design and manufacture of its products. There can be no assurance that the Company will be successful in protecting its proprietary technology from third party infringement or that the Company’s products will not be found to infringe upon the proprietary technology of others. Furthermore, patents do not ensure that competitors will not develop competing products.

         The Company now sells its products internationally. The protection offered by the patent laws of foreign countries may be less than the protection offered by the United States patent laws. The Company also relies on trade secrets, proprietary information and adapted industry-wide technology to maintain its competitive position. While the Company enters into confidentiality agreements with employees, consultants, customers and potential acquisition candidates that gain access to its trade secrets and proprietary information, there can be no assurance that these measures will prevent the unauthorized disclosure or use of such.

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

Inflation

         Most of the Company’s closures and bottles are priced based in part on the cost of the plastic resins from which they are produced. The Company generally has been able to eventually pass on increases in resin prices directly to its customers.

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

Interest Rate Sensitivity

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

	August 31,

	2003	2004	2005	2006	2007	Total

	(dollars in thousands)
Liabilities:

Long-Term Debt, including current portion:

Fixed Rate – Notes	—	—	—	$110,000	—	$110,000

Average Interest Rate	—	—	—	10.75%	—	—

Variable Rate – Revolver (a)	—	$9,781	—	—	—	$9,781

Fixed Rate – Term	$426	$279	$56	$10	—	$771

Average Interest Rate	7.43%	7.52%	6.1%	0.0%	—	—

Redeemable Warrants (b)	—	—	—	$10,359	—	$10,359

(a)	Average interest is equal to either the Bank Prime Loan rate plus 1.00% or LIBOR Loan rate plus 2.25%. At August 31, 2002, the Bank Prime Loan rate was 4.75% and the LIBOR Loan rate was 1.875%.

(b)	As of August 31, 2002, the Company had two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At August 31, 2002, the Company’s credit facilities did not permit redemption of the warrants. At August 31, 2002, the carrying value of the warrants totaled $10.4 million, which represents the fair value of the instruments as determined by the Company’s management. The fair value of the warrants was estimated at August 31, 2002 using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 2.01% and 3.34%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

	Fair Value August 31,

	2002	2001

	(dollars in thousands)
Liabilities:

Long-Term Debt, including current portion:

Fixed Rate – Notes	$101,100	$98,900

Variable Rate – Revolver	$9,781	$20,886

Fixed Rate – Notes	$771	$986

Exchange Rate Sensitivity

         The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal year 2002, the Company incurred $285,000 in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

Credit Risk Sensitivity

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

         The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China and elsewhere in Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant. One United States customer accounted for approximately 10% of sales for the fiscal year ended August 31, 2002 and owed the Company $1.6 million as of August 31, 2002.

Resin Price Sensitivity

         The majority of the Company’s products are molded from various plastic resins which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the fourth quarter of fiscal 2002, the Company experienced increases in resin prices. The Company generally has been able to eventually pass on increases in resin prices directly to the customer. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page in
Form 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants	36

Consolidated Balance Sheets as of August 31, 2002 and 2001	37

Consolidated Statements of Operations for the Years Ended August 31, 2002, 2001 and 2000	38

Consolidated Statements of Cash Flows for the Years Ended August 31, 2002, 2001 and 2000	39

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended August 31, 2002, 2001 and 2000	40

Notes to Consolidated Financial Statements	42

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts	93

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its Subsidiaries (the Company) at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the periods ended August 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of September 1, 2001. The effect of the adoption of this standard was to eliminate $2.6 million of amortization expense for the year ended August 31, 2002.

         As described in Note 1 of the consolidated financial statements, the Company applied Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as of June 30, 2001. The effect of the application of Issue 00-19 was to reclassify the Company’s redeemable warrants from temporary equity to a liability on June 30, 2001. The application of Issue 00-19 had no effect on net income for the year ended August 31, 2001.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

October 11, 2002, except for the
last paragraph of Note 17 for which
the date is October 31, 2002

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 31,

	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$4,566	$3,315

Accounts receivable, net of allowance for doubtful accounts of $1,151 and $1,160, respectively	25,810	29,525

Inventories	13,272	15,372

Other current assets	2,533	1,699

Deferred income taxes	643	675

Total current assets	46,824	50,586

Property, plant and equipment, net	71,455	78,802

Goodwill, net of accumulated amortization of $10,860 and $11,078, respectively	10,342	10,470

Patents, net of accumulated amortization of $6,494 and $5,914, respectively	3,127	3,673

Debt financing costs, net of accumulated amortization of $3,686 and $2,958, respectively	2,280	2,968

Investment in / advances to unconsolidated affiliates, net of allowance of $120 and $3,000, respectively	—	560

Other assets, net of accumulated amortization of $1,749 and $897, respectively	2,561	2,576

Total assets	$136,589	$149,635

	LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of long-term debt	$426	$430

Accounts payable	13,828	16,223

Accrued liabilities	6,746	7,100

Accrued compensation	2,749	3,249

Accrued interest	4,928	4,919

Total current liabilities	28,677	31,921

Long-term debt, less current portion	120,126	131,442

Redeemable warrants to purchase Class A Common Stock	10,359	10,510

Deferred income taxes	1,601	1,832

Other long-term obligations	681	1,175

Total liabilities	161,444	176,880

Minority interest	58	38

Commitments and contingencies (Note 8)

Shareholders’ equity (deficit):

Class A convertible Common Stock of $.001 par value:

Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2002 and 2001	2	2

Class B, Series 1, Common Stock of $.001 par value:

Authorized: 17,715 shares; Issued and outstanding: 8,597 shares in 2002 and 9,098 shares in 2001	8	8

Class B, Series 2, convertible Common Stock of $.001 par value:

Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2002 and 1,171 shares in 2001	1	1

Additional paid-in capital	6,570	9,161

Notes receivable from shareholders	(158)	(272)

Accumulated other comprehensive loss	(2,318)	(2,592)

Accumulated deficit	(29,018)	(33,591)

Total shareholders’ equity (deficit)	(24,913)	(27,283)

Total liabilities, minority interest and shareholders’ equity (deficit)	$136,589	$149,635

The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended August 31,

	2002	2001	2000

Sales	$210,757	$219,418	$208,919

Cost of sales	157,133	169,544	162,294

Gross profit	53,624	49,874	46,625

Selling, general and administrative	30,844	28,774	30,379

Research and development	3,069	3,096	2,922

Amortization of intangibles	1,551	4,176	3,457

Restructuring costs	—	1,939	493

	35,464	37,985	37,251

Income from operations	18,160	11,889	9,374

Other (income) expense:

Interest income	(1,083)	(75)	(75)

Interest expense	13,251	14,453	14,486

Amortization of debt financing costs	756	718	428

Minority interest expense (income)	113	278	(118)

Equity (income) loss of unconsolidated affiliates, net	(340)	37	469

(Gain) loss from sale of property, plant and equipment	(20)	(6,784)	106

Income on dissolution of joint venture	(475)	—	—

Income on recovery of note receivable	(1,103)	—	—

Other expense (income), net	246	158	(14)

	11,345	8,785	15,282

Income (loss) before income taxes	6,815	3,104	(5,908)

Income tax provision (benefit)	2,242	2,074	(2,165)

Net income (loss)	$4,573	$1,030	$(3,743)

The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,

	2002	2001	2000

Cash flows from operating activities:

Net income (loss)	$4,573	$1,030	$(3,743)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	19,290	21,948	20,856

Amortization of debt issuance costs	756	718	428

Deferred income taxes	(199)	950	(3,137)

(Gain) loss on property and equipment dispositions	(20)	(6,784)	106

Provision for doubtful accounts	567	320	352

Provision for excess and obsolete inventories	45	26	128

Provision for restructuring	—	1,939	493

Minority interest expense (income)	113	278	(118)

Equity (income) loss of unconsolidated affiliates, net	(340)	37	469

Interest income on warrants	(151)	—	—

Income on dissolution of joint venture	(475)	—	—

Income on recovery of promissory note receivable	(1,940)	—	—

Decrease (increase) in notes receivable from shareholders	114	104	(1)

Changes in working capital:

Accounts receivable	3,270	(788)	(4,908)

Inventories	1,794	1,072	(2,785)

Other current assets	420	(2,167)	(855)

Accounts payable	(2,444)	(2,836)	9,650

Accrued liabilities and compensation	(977)	(822)	853

Accrued interest	9	(5)	(210)

Net cash provided by operating activities	24,405	15,020	17,578

Cash flows from investing activities:

Additions to property, plant and equipment	(10,488)	(14,088)	(10,943)

Proceeds from sale of property, plant and equipment	404	10,113	469

Purchase of remaining interest in Chinese subsidiary	—	—	(1,395)

Additions to intangible assets	(427)	(362)	(143)

Decrease (increase) in notes receivable	—	30	(15)

(Increase) decrease in other assets	(530)	205	310

Net cash used in investing activities	(11,041)	(4,102)	(11,717)

Cash flows from financing activities:

Decrease in book overdraft	—	(1,390)	(1,948)

Repayments under revolver, net	(11,105)	(3,613)	(1,351)

Repayments of long-term debt arrangements	(612)	(4,741)	(803)

Payment of debt issuance costs	—	(1,202)	(60)

Issuance of common stock	9	318	106

Payments on covenants not-to-compete agreements	(346)	(394)	(233)

Repurchase of common stock	—	(284)	—

Distributions to minority owners	(81)	(263)	(14)

Net cash used in financing activities	(12,135)	(11,569)	(4,303)

Effect of exchange rate changes on cash and cash equivalents	22	53	(17)

Increase (decrease) in cash and cash equivalents	1,251	(598)	1,541

Cash and cash equivalents at beginning of year	3,315	3,913	2,372

Cash and cash equivalents at end of year	$4,566	$3,315	$3,913

See Note 15 for supplemental cashflow disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A		Class B

			Series 1		Series 2

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, August 31, 1999	2,135	$2	8,769	$8	1,171	$1

Issuance of common stock			6

Exercise of stock options			90

Increase in value of stock purchase warrants

Increase in notes receivable from shareholders

Net loss

Other comprehensive loss

Balance, August 31, 2000	2,135	2	8,865	8	1,171	1

Repurchase of common stock			(60)

Issuance of common stock			163

Exercise of stock options			130

Decrease in value of stock purchase warrants

Decrease in notes receivable from shareholders

Net income

Other comprehensive loss

Balance, August 31, 2001	2,135	2	9,098	8	1,171	1

Repayment of promissory note with stock			(524)		(1)

Issuance of common stock			2

Exercise of stock options			20

Decrease in notes receivable from shareholders

Net income

Other comprehensive loss

Balance, August 31, 2002	2,135	$2	8,596	$8	1,170	$1

The accompanying notes are an integral part of these consolidated financial statements.

					Total Common
		Notes	Accumulated		Stock and
	Additional	Receivable	Other		Other	Total
	Paid-in	from	Comprehensive	Accumulated	Shareholders’	Comprehensive
	Capital	Shareholders	Income (Loss)	Deficit	Equity (Deficit)	Income (Loss)

Balance, August 31, 1999	$8,171	$(375)	$(1,234)	$(32,590)	$(26,017)

Issuance of common stock	32				32

Exercise of stock options	74				74

Increase in value of stock purchase warrants				(408)	(408)

Increase in notes receivable from shareholders		(1)			(1)

Net loss				(3,743)	(3,743)	$(3,743)

Other comprehensive loss			(893)		(893)	(893)

Balance, August 31, 2000	8,277	(376)	(2,127)	(36,741)	(30,956)	$(4,636)

Repurchase of common stock	(284)				(284)

Issuance of common stock	1,068				1,068

Exercise of stock options	100				100

Decrease in value of stock purchase warrants				2,120	2,120

Decrease in notes receivable from shareholders		104			104

Net income				1,030	1,030	$1,030

Other comprehensive loss			(465)		(465)	(465)

Balance, August 31, 2001	9,161	(272)	(2,592)	(33,591)	(27,283)	$565

Repayment of promissory note with stock	(2,625)				(2,625)

Issuance of common stock	9				9

Exercise of stock options	25				25

Decrease in notes receivable from shareholders		114			114

Net income				4,573	4,573	$4,573

Other comprehensive loss			274		274	274

Balance, August 31, 2002	$6,570	$(158)	$(2,318)	$(29,018)	$(24,913)	$4,847

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Nature of Operations:

         Portola Packaging, Inc. and Subsidiaries (the “Company”) designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non-carbonated beverage products. The Company’s Canadian subsidiary also design, manufacture and market a wide variety of plastic bottles for use in the dairy, water and juice industries. The Company’s Mexican and United Kingdom subsidiaries manufacture five-gallon polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements.

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

Revenue Recognition:

         The Company recognizes revenue when title, ownership and risk of loss pass to the customer and collectibility is probable.

Cash Equivalents:

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:

         Inventories are stated at the lower of cost (average cost method) or market.

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

Intangible Assets:

         Patents, licenses, tradenames, covenants not-to-compete and customer lists are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally two to sixteen years). During fiscal year 2001, the Company capitalized approximately $399,000 of litigation costs related to the successful defense of certain of its patents used in products marketed by the U.S. domestic plants. These costs are being amortized on a straight-line basis over the remaining useful life of the related patents. During fiscal year 2001, the Company allocated $3,612,000 to identifiable intangibles (including $1,800,000 to patents, $1,000,000 to customer lists, $452,000 to non-compete agreements and $360,000 to tradename) due to the acquisition of Consumer Cap Corporation (“Consumer”) (Note 2). The identifiable intangibles are being amortized over three to sixteen years.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company of Northern Engineering & Plastics Corp. (“Pennsylvania Nepco”), Portola Packaging Canada Ltd., Portola Packaging Limited (“Portola Packaging Ltd. (U.K.)”), Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”), Shanghai Portola Packaging Company Limited (“PPI China”) and the assets of Allied Tool, Inc., acquired by Portola Allied Tool, Inc. (“Portola Allied”), was amortized on a straight-line basis over periods ranging from three to twenty-five years through August 31, 2001. Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment. See Recent Accounting Pronouncements below.

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

Foreign Currency Translation:

         The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of common stock and other shareholders’ equity (deficit). Gains (losses) arising from foreign currency translations are included in determining net income (loss). Losses arising from foreign currency transactions for the years ended August 31, 2002, 2001 and 2000 totaled $285,000, $50,000 and $31,000, respectively, and are included in “Other (income) expense” in the accompanying consolidated statements of operations.

Carrying Value of Long-Lived Assets:

         Long-lived assets, including property, plant and equipment and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of such long-lived assets, no impairment reserve has been deemed necessary as of August 31, 2002 and 2001.

Recent Accounting Pronouncements:

         During the fourth quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, the Company included both shipping revenues and shipping and handling charges in cost of sales. The effect of this accounting policy change was to increase revenue and cost of sales by $5.1 million and $5.9 million in fiscal years 2001 and 2000, respectively.

         As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The effect of the application of EITF Issue 00-19 was to reclassify the carrying amount of the Company’s warrants from temporary equity to a liability on June 30, 2001. Under EITF Issue 00-19, the warrants are measured at fair value with changes in fair value reported in earnings. As of August 31, 2002, the Company’s management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $151,000 in the consolidated statements of operations for fiscal year 2002.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 applies to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and reviewed for impairment. Based on this review, the Company did not record an impairment loss during fiscal year 2002. The effect of the adoption was to eliminate goodwill amortization expense of $2.6 million in fiscal year 2002. Prior to its adoption, the Company had recorded goodwill amortization expense of $2.7 million in fiscal year 2001.

         Actual results of operations for the year ended August 31, 2002 and proforma results of operations for the years ended August 31, 2001 and 2000 had the Company applied the non-amortization provisions of SFAS No. 142 in these periods are as follows:

	For the Year Ended August 31,

	2002	2001	2000

		(in thousands)
Reported net income (loss)	$4,573	$1,030	$(3,743)

Goodwill amortization	—	2,711	2,663

Adjusted net income (loss)	$4,573	$3,741	$(1,080)

         In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets range from one to thirteen years. The components of its intangible assets are as follows:

	August 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:

Patents	$9,621	$(6,494)	$9,587	$(5,914)

Debt financing costs	5,966	(3,686)	5,926	(2,958)

Customer list	1,000	(1,000)	1,000	(444)

Covenants not-to-compete	555	(252)	555	(141)

Trademarks	360	(200)	360	(80)

Other	374	(297)	380	(232)

Total consolidated	$17,876	$(11,929)	$17,808	$(9,769)

         Amortization expense for the net carrying amount of intangible assets, including debt financing costs, at August 31, 2002 was $2.3 million for fiscal 2002, and is estimated to be $1.6 million in fiscal 2003, $1.8 million in fiscal 2004, $1.2 million in fiscal 2005, $0.3 million in fiscal 2006, $0.1 million in fiscal 2007 and $1.0 million thereafter.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 will be adopted in fiscal year 2003 and is not expected to have a material impact on the Company’s results of operations or financial condition.

         On October 4, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cashflows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The provisions of SFAS No. 144 will be adopted in fiscal year 2003 and are not expected to have a material impact on the Company’s results of operations or financial condition.

         In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs previously classified as extraordinary items will be reclassified.

         SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 included (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged.

Fair Value of Financial Instruments:

         Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt except for the senior notes, approximates fair value. The fair value of the senior notes is estimated to be approximately $101.1 million as of August 31, 2002 (Note 7).

         In addition, the Company has outstanding warrants, whose carrying value at August 31, 2002 approximated fair value of the instruments as determined by the Company’s management.

Reclassifications:

         Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Acquisition of Consumer Cap Corporation:

         On December 30, 2000, the Company entered into an agreement with Consumer Cap Corporation (“Consumer”) for the purchase of substantially all of Consumer’s assets and the assumption of certain of Consumer’s liabilities for a purchase price of approximately $1,477,000, including acquisition costs of $475,000, plus the assumption of liabilities totaling approximately $8,374,000. On January 12, 2001, the acquisition was completed through the purchase of the assets of Consumer by Northern Engineering and Plastics Corporation (“Delaware Nepco”), a Delaware corporation and a wholly-owned subsidiary of the Company. The transaction was given retroactive effect as of January 1, 2001. The transaction was accounted for as a purchase and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price was financed through the issuance of $550,000 of the Company’s common stock, valued at $7.00 per share, and the incurrence of obligations for non-compete agreements of $452,000. In addition, the Company borrowed $4,474,000 under its senior revolving credit facility and issued $300,000 in common stock to extinguish a portion of the assumed debt obligations of Consumer at the time of the acquisition.

         The allocation of the purchase price was based on an independent valuation and included an allocation of $3,612,000 to identifiable intangibles (including $1,800,000 to patents, $1,000,000 to customer lists, $452,000 to non-compete agreements and $360,000 to a tradename). The identified intangibles are being amortized over three to sixteen years.

         Delaware Nepco is being operated as a “restricted” subsidiary pursuant to the terms of the Company’s senior revolving credit facility and the senior note indenture (Notes 7 and 16). The operating results of Consumer have been included in the Company’s consolidated financial statements since January 1, 2001.

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

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Consumer Cap Corporation (Continued):

Cash Flow Information (Note 15):

         The details related to the Consumer acquisition for the year ended August 31, 2001 were as follows (in thousands):

Fair value of assets acquired	$9,851

Fair value of liabilities assumed	$8,374

Fair value of common stock issued	$550

Fair value of obligations for non-compete agreements	$452

Issuance of common stock for extinguishment of debt	$300

Other Acquisitions:

         On January 19, 2001, the Company formed a wholly-owned subsidiary, now known as Portola (Asia Pacific) Holding Limited (“PH”). PH was formed to facilitate international business relations with the Company’s Chinese operations .

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

         On the basis of a proforma consolidation of the results of operations as if the PPI China acquisition had occurred at the beginning of the applicable fiscal year, unaudited proforma revenues and proforma net loss for fiscal year 2000 would not have been materially different from the reported amounts.

Other:

         In February 2000, the Company incorporated an e-commerce company, Buyerlink Networks, Inc. The name of that corporation was subsequently changed to BLN Acquisition Corporation (“BNI”). Effective as of July 2000, the Company sold the assets of that corporation to Sand Hill Systems, Inc., (“SHS”) in exchange for an unsecured promissory note in the principal amount of $1,500,000. The Company fully reserved against non-payment of that note on August 31, 2000. SHS merged with Neptune Technologies in April 2001, and as a result the promissory note was converted into SHS convertible preferred stock (Note 14). Effective June 1, 2002, the assets of SHS were sold, and SHS’s stock became worthless.

         During fiscal year 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produced and sold five-gallon PET water bottles out of one of the Company’s domestic plants. During fiscal year 2002, the Company dissolved the partnership. Kimex agreed to forgive debt of $475,000, which was recognized in other (income) expense included in the Consolidated Statement of Operations.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Other Comprehensive (Income) Loss:

         Other comprehensive (income) loss consisted of cumulative foreign currency translation adjustments of $(274,000), $465,000 and $893,000 for the years ending August 31, 2002, 2001 and 2000, respectively.

4. Restructuring:

         During the first quarter of fiscal 2001, the Company announced a restructuring plan involving the relocation of the Company’s New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. The Company recorded restructuring charges during fiscal year 2001 totaling approximately $1,939,000, which consisted of approximately $900,000 for employee severance costs and approximately $1,039,000 for the non-cash write-down of certain assets. As of August 31, 2001, approximately $1,905,000 had been charged against the restructuring reserve for severance and the write down of equipment during fiscal year 2001. The remaining accrual of $34,000 was paid out during fiscal year 2002.

         On June 22, 2000, the Company effected a reduction in work force which affected 22 employees. In connection with the reduction in work force, the Company recorded restructuring charges in its fourth quarter of fiscal year 2000 totaling approximately $493,000, which were primarily for employee severance costs.

5. Inventories (in thousands):

	August 31,

	2002	2001

Raw materials	$6,644	$8,665

Work in process	1,047	1,409

Finished goods	5,581	5,298

	$13,272	$15,372

6. Property, Plant and Equipment (in thousands):

	August 31,

Assets (asset lives in years):	2002	2001

Buildings and land (35)	$17,667	$18,073

Machinery and equipment (3-10)	155,674	145,630

Leasehold improvements (10-35)	5,934	5,723

	179,275	169,426

Less accumulated depreciation	(107,820)	(90,624)

	$71,455	$78,802

         Depreciation expense charged to operations was $17.7 million, $17.8 million and $17.4 million for the years ended August 31, 2002, 2001 and 2000, respectively.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt:

Debt (in thousands):

	August 31,

	2002	2001

Senior Notes	$110,000	$110,000

Senior Revolving Credit Facility	9,781	20,886

Capital Lease Obligations	701	950

Other	70	36

	120,552	131,872

Less: current portion	(426)	(430)

	$120,126	$131,442

Senior Notes:

         On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends.

Senior Revolving Credit Facility:

         Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At August 31, 2002, the LIBOR Loan rate plus 2.25% was applied to the first $12.0 million outstanding under the facility and the Bank Prime Loan rate plus 1.00% was applied to the negative balance of $2.2 million. At August 31, 2002, the Bank Prime Loan rate and the LIBOR Loan rate were 4.75% and 1.875%, respectively.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations:

         The Company acquired certain machinery and office equipment under noncancelable capital leases, including certain capital leases as part of the acquisition of Consumer. Property, plant and equipment includes the following items held under capital lease obligations (in thousands):

	August 31,

	2002	2001

Equipment	$1,160	$1,473

Less accumulated depreciation	(225)	(247)

	$935	$1,226

Aggregate Maturities of Long-Term Debt:

         The aggregate maturities of long-term debt as of August 31, 2002 were as follows (in thousands):

Fiscal Years Ended August 31,

2003	$426

2004	10,060

2005	56

2006	110,010

2007	—

$120,552

8. Commitments and Contingencies:

Legal:

         The Company is subject to various legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the Company’s financial position. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

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

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         At August 31, 2002, future minimum rental commitments under agreements with terms in excess of twelve months were as follows (in thousands):

Fiscal Years Ended August 31,

2003	$2,657

2004	2,569

2005	2,191

2006	1,600

2007	1,387

Thereafter	10,432

$20,836

         Base rent expense for the years ended August 31, 2002, 2001 and 2000 totaled $3.4 million, $3.6 million and $2.5 million, respectively.

         The Allied Tool, Inc. assets acquisition agreement, dated March 31, 1999, provided for contingent consideration of up to a maximum of $700,000 to be paid over three years based on the achievement of future sales growth targets, as measured on the anniversary date of the acquisition. As of March 31, 2002, no contingent consideration had been earned.

         The Company has issued a letter of credit that guarantees $277,894 of a loan related to the purchase of machinery for Capsnap Europe Packaging Gmb.H’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company has also issued a letter of credit that guarantees a loan of $344,635 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2002.

         In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595,000 in future lease payments relating to the lease.

9. Redeemable Warrants:

         The Company has outstanding two warrants to purchase an aggregate of 2,492,741 shares of its Class A Common Stock which are held by certain shareholders and senior lenders of the Company. A warrant to purchase 2,052,526 shares of Common Stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain anti-dilution provisions. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under an earnings formula in the warrant agreement. The obligation of the Company to redeem the warrant would be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2002, 2001 and 2000, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $9.1 million, $9.1 million and $11.6 million at August 31, 2002, 2001 and 2000, based on a calculation using the fair value per share of the Company’s Common Stock. After December 31, 2001, the Company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company’s Common Stock or an amount computed under an earnings formula in the warrant agreement. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate an estimated value per share.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         A second warrant to purchase 440,215 shares of Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2008. Effective August 1, 2001, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or the net book value per share of the Company’s Common Stock as computed under a valuation formula in the warrant agreement. The obligation of the Company to redeem the warrant would be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2002 and 2001, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $1.3 million and $1.4 million for August 31, 2002 and 2001, respectively, based on a calculation using the fair value per share of the Company’s Common Stock. After July 31, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company’s Common Stock or the net book value per share of the Company’s Common Stock as computed under a valuation formula in the warrant agreement.

         Through June 30, 2001, the Company accounted for the redeemable warrants under the provisions of EITF Issue 88-9, “Put Warrants” from the date of issuance of the warrants prior to the effective date of EITF Issue 96-13 “Accounting for the Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant was accreted over the period of the warrant. At June 30, 2001, the estimated redemption value of the warrants exceeded their carrying value. The difference was charged (credited) to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. (Reductions) charges to accumulated deficit related to the warrants amounted to ($2.1) million, $0.4 million and $4.3 million for the period from September 1, 2000 to June 30, 2001 and the years ended August 31, 2000 and 1999, respectively. At June 30, 2001 and August 31, 2000 and 1999, the accretion was determined based on a calculation using the fair market value of the Company’s Common Stock, as determined by the Company’s management.

         As of June 30, 2001, the Company applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The effect of the application of Issue 00-19 was to reclassify the carrying amount of the warrant from temporary equity to a liability on June 30, 2001. There was no cumulative effect adjustment as a result of the application of Issue 00-19. Under Issue 00-19, the warrants are measured at fair value with changes in fair value reported in earnings. For the period July 1, 2001 to August 31, 2001, the Company’s management determined that the fair value of the warrants did not change. As of August 31, 2002, the Company’s management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $151,000 in the consolidated statements of operations for fiscal year 2002. The fair value of the warrants was estimated at August 31, 2002 using the Black-Scholes pricing model with the following assumptions: Risk free interest note of 2.01% and 3.34%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

10. Shareholders’ Equity (Deficit):

Class A and B Common Stock:

         The Company has authorized 5,203,000 shares of Class A Common Stock, of which 2,492,741 shares are reserved for the warrants described in Note 9. Class A common shareholders are not entitled to elect members of the Board of Directors. In the event of an aggregate public offering exceeding $10.0 million, the Class A Common Stock and Class B, Series 2, Common Stock is automatically converted into Class B, Series 1 Common Stock, based on a one to one ratio. The Class B common shareholders have the right to elect members of the Board of Directors, with the holders of Series 1 having one vote per share, and the holders of Series 2 having a number of votes equal to the number of shares into which the Series 2 shares are convertible into Series 1 shares.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2002 Stock Option Plan:

         The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted by the Company’s Board of Directors in December 2001 and by the Company’s stockholders in January 2002. A total of 5,000,000 shares of Class B Common Stock, Series 1 have been reserved for issuance under the 2002 Plan. Options may be granted under the 2002 Plan to employees, officers, directors, consultants and other independent contractors and service providers of the Company, or of any subsidiary or parent of the Company. Options granted under the 2002 Plan may be incentive stock options within the meaning of Section 422 of the Code, or non-statutory options; however, only employees of the Company, or a parent or subsidiary of the Company may be granted incentive options. Generally, options under the 2002 Plan expire ten years after the date of grant (or five years in the case of any option granted to a person holding more than 10% of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary of the Company).

         The exercise price of an option granted under the 2002 Plan may not be less than 85% with respect to a non-statutory option or 100% with respect to an incentive option of the fair market value of the Company’s Class B Common Stock, Series 1 on the date of grant, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value. Options generally become exercisable as to 20% of the shares one year after the vesting start date and an additional 5% of the shares for each full quarter thereafter that the optionee renders services to the Company.

         The 2002 Plan may be administered by the Board of Directors or by a committee appointed by the Board, which has discretion to select optionees and to establish the terms and conditions for the options, subject to the provisions of the 2002 Plan.

All Stock Option Plans:

         At August 31, 2002, the Company had reserved 2,866,200, 3,500,000 and 5,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1988, 1994 and 2002 stock option plans, respectively. Under all three plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s Common Stock at the date of grant for non-statutory options and not less than 100% of the fair market value of the Company’s Common Stock at the date of grant for incentive options.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Aggregate option activity is as follows (in thousands, except per share data):

		Options Outstanding

	Available		Weighted
	for	Number of	Average
	Grant	Shares	Exercise Price

Balances, August 31, 1999	1,271	2,511	$4.64

Granted	(649)	649	$6.28

Exercised	—	(90)	$0.83

Canceled	440	(440)	$5.21

Balances, August 31, 2000	1,062	2,630	$5.07

Granted	(399)	399	$6.33

Exercised	—	(130)	$1.98

Canceled	307	(307)	$4.71

Balances, August 31, 2001	970	2,592	$5.47

Reservation of shares	5,000	—

Granted	(250)	250	$5.00

Exercised	—	(43)	$2.50

Canceled	2,106	(2,106)	$5.72

Balances, August 31, 2002	7,826	693	$4.73

         At August 31, 2002, 2001 and 2000, vested options to purchase approximately 0.4 million, 1.3 million, and 1.2 million shares, respectively, were unexercised.

         Effective March 1, 2002, the Company cancelled 1,857,296 options outstanding under its 1994 Stock Option Plan, as amended, in connection with the tender by the holders of such options pursuant to a stock option exchange program conducted by the Company during February 2002. The options tendered for cancellation represented approximately 96% of the options eligible to participate in the stock option exchange program. New options were granted to persons eligible to participate in the Company’s stock option exchange program during fiscal year 2003 (see Note 17).

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

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The following table summarizes information about fixed stock options outstanding at August 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.50 - $3.75	30	1.13	$2.92	30	$2.92

$4.00 - $5.25	643	5.99	$4.76	405	$4.61

$6.25	20	7.75	$6.25	9	$4.68

         The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the pro forma net income (loss) would have been reported as follows (in thousands):

	2002	2001	2000

Net income (loss) as reported	$4,573	$1,030	$(3,743)

Net income (loss) – proforma	$4,350	$327	$(4,089)

         These results are not likely to be representative of the effects on reported net income (loss) for future years.

         The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2002, 2001 and 2000:

		2002	2001	2000

•	Risk-free Interest Rate	4.33%	5.72%	6.45%

•	Expected Life	5 years	5 years	5 years

•	Volatility	n/a	n/a	n/a

•	Dividend Yield	—	—	—

         The weighted average fair value per share of those options granted in 2002, 2001 and 2000 was $4.05, $4.73, and $4.52, respectively.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans:

         The Company maintains a defined contribution plan which covers all full-time domestic employees of the Company who are age twenty-one or older, have completed one year of service and are not covered by a collective bargaining agreement. Employer contributions are made at the discretion of the Board of Directors and amounted to approximately $351,000, $317,000 and $369,000 for the years ended August 31, 2002, 2001 and 2000, respectively.

         In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25,000 in any calendar year. The participant’s purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period. The ESPP shall continue until terminated by the Board of Directors, until all of the shares reserved for issuance under the ESPP have been issued or until January 1, 2007, whichever shall first occur. Shares purchased under the ESPP are issued by the Company once a year, at calendar year end. In fiscal years 2002, 2001 and 2000, 2,205, 3,437 and 6,001 shares were issued to employees under the ESPP at an annual aggregate purchase price of $9,371, $18,259 and $31,880 respectively, bringing the total shares issued under the ESPP to 33,999 for an aggregate purchase price of $159,217 as of August 31, 2002. The Company has not recognized compensation expense related to the ESPP during fiscal years 2002, 2001, and 2000.

12. Income Taxes:

         Income tax provision (benefit) for the years ended August 31, consisted of the following (in thousands):

	August 31,

	2002	2001	2000

Current:

Federal	$—	$52	$—

State	16	48	—

Foreign	2,425	1,024	972

	2,441	1,124	972

Deferred:

Federal	70	572	(2,176)

State	(18)	24	(133)

Foreign	(251)	354	(828)

	(199)	950	(3,137)

	$2,242	$2,074	$(2,165)

         The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

	Year Ended August 31,

	2002	2001	2000

Federal statutory rate (benefit)	34.0%	34.0%	(34.0)%

State taxes, net of federal income tax benefit	—	1.5	(1.5)

Nondeductible amortization	—	28.4	6.2

Nondeductible business meals and entertainment	1.8	9.4	1.5

Change in valuation allowance	1.1	(8.1)	(6.4)

Other	(4.0)	(1.6)	(2.5)

Effective income tax rate	32.9%	66.8%	(36.7)%

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The components of the net deferred tax liabilities are as follows (in thousands):

	August 31,

	2002	2001

Deferred tax assets:

Federal and state credits	$452	$444

Accounts receivable	209	222

Inventories	165	198

Intangible assets	1,475	1,533

Net operating loss – foreign	1,356	1,869

Net operating loss – domestic	3,861	4,355

Accrued liabilities and other	269	255

Total gross assets	7,787	8,876

Less: valuation allowance	(1,058)	(981)

Total assets	6,729	7,895

Deferred tax liabilities:

Property, plant and equipment	7,687	9,052

Total liabilities	7,687	9,052

Net deferred tax liabilities	$958	$1,157

         At August 31, 2002, the Company had a net operating loss carryforward of approximately $10.7 million available to offset future U.S. federal income taxes through August 31, 2022.

13. Segment Information:

         The Company’s reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico offer both closure and bottle product lines and the United States and China offer closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents income (loss) before income taxes, restructuring costs, depreciation of property, plant and equipment, net interest expense (including amortization of debt issuance costs), amortization of intangible assets, gains and losses on both foreign exchange and sale of assets. The accounting policies of the segments are the same as those policies described in Note 1.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The table below presents information about reported segments for the years ended August 31, (in thousands):

	2002	2001	2000

Revenues

United States	$121,295	$128,728	$126,364

Canada	25,868	26,015	25,446

United Kingdom	33,752	31,063	27,265

Mexico	14,242	15,144	12,489

China	2,720	2,575	2,277

Other	12,880	15,893	15,078

Total Consolidated	$210,757	$219,418	$208,919

Adjusted EBITDA

United States	$33,318	$35,157	$30,585

Canada	3,364	2,617	4,454

United Kingdom	7,598	6,498	5,421

Mexico	2,613	2,826	1,159

China	535	418	224

Other	(9,751)	(12,055)	(11,472)

Total Consolidated	$37,677	$35,461	$30,371

         Intersegment revenues of $8.0 million, $8.7 million and $7.0 million have been eliminated from the segment totals presented above for fiscal years 2002, 2001 and 2000, respectively. Foreign revenue is determined based on the country where the sale originates.

         The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated income (loss) before income taxes, for the years ended August 31, (in thousands):

	2002	2001	2000

Total Adjusted EBITDA – for reportable segments	$37,677	$35,461	$30,371

Depreciation and amortization	(19,290)	(21,948)	(20,856)

Amortization of debt issuance costs	(756)	(718)	(428)

Interest expense, net	(12,168)	(14,378)	(14,411)

Restructuring costs	—	(1,939)	(493)

Gain (loss) from sale of property, plant and equipment	20	6,784	(106)

Other	1,332	(158)	15

Consolidated income (loss) before income taxes	$6,815	$3,104	$(5,908)

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The table below presents revenues by product line for the years ended August 31, (in thousands):

	2002	2001	2000

Revenues:

Closures	$168,850	$173,839	$164,052

Bottles	23,609	25,944	24,404

Equipment	12,712	13,299	13,155

Other	5,586	6,336	7,308

Total	$210,757	$219,418	$208,919

         One United States customer accounted for approximately 10% of sales for the fiscal year ended August 31, 2002 and owed the Company $1.6 million as of August 31, 2002. During 2001 and 2000, none of the Company’s customers accounted for more than 9% of total sales.

         The following is a breakdown of revenue and long-lived assets by geographic region as of and for the years ended August 31, (in thousands):

	2002	2001	2000

Revenue:

United States	$134,175	$144,621	$141,442

Foreign	76,582	74,797	67,477

Total	$210,757	$219,418	$208,919

Long-lived assets:

United States	$65,540	$72,986	$73,265

Foreign	24,225	25,712	28,530

Total	$89,765	$98,698	$101,795

         As of August 31, 2002 and August 31, 2001, goodwill and accumulated amortization by segment category (in thousands):

	August 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill:

United States	$12,585	$(6,667)	$12,585	$(6,667)

Canada	3,975	(1,110)	4,009	(1,120)

Mexico	3,801	(2,534)	4,113	(2,742)

China	392	(185)	392	(185)

Other	449	(364)	449	(364)

Total consolidated	$21,202	$(10,860)	$21,548	$(11,078)

         The change in the gross carrying amounts and accumulated amortization for Canada and Mexico from August 31, 2001 to August 31, 2002 was due to foreign currency translation.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party Transactions:

         On July 1, 1999, the Company entered into an agreement with SHS to provide a total of $3.5 million in support services to SHS, then a wholly-owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark-up of the cost of the services rendered. In consideration for those services, the Company received a promissory note in the principal amount of $3.5 million from SHS and bearing interest at a rate equal to the base rate charged under the Company’s senior revolving credit facility less one-half of one percent. In September 1999, Portola IV LLC, a limited liability company (“LLC”), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the “Members”) were at the same time officers of the Company. The LLC secured payment of the note by pledging 500,000 shares of the Class B Common Stock of the Company that had been contributed to the LLC by the Members to capitalize the LLC (the “Portola Shares”). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003, or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, the Company (and a wholly-owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which it accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to the Company in lieu of foreclosure and in payment of all amounts due under the note. The Company’s carrying basis for its investment in SHS and the promissory note due from SHS was $0.6 million at August 22, 2002. As a result of the share transfer, the Company recognized other income and interest income of approximately $1.1 million and $0.8 million, respectively.

         Effective July 1, 2000, the Company sold the assets of a wholly-owned e-commerce subsidiary, BNI, to SHS in exchange for a non-interest bearing, unsecured promissory note for $1.5 million, which was fully reserved for as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to shareholders.

         Options may be granted under the 1994 Stock Option Plan (“1994 Plan”) to officers, key employees, directors, advisors, consultants and independent contractors of the Company, or any subsidiary of the Company. On November 13, 2000, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Three directors and an affiliate of a director each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.25 per share; the Chief Executive Officer received an option to purchase 50,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.875 per share. On November 3, 1999, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Three directors and an affiliate of a director each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.25 per share; the Chief Executive Officer received an option to purchase 50,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.875. The non-qualified stock options for fiscal years 2001 and 2000, which were granted to such directors, will expire ten (10) years from the date of grant and will vest 20% one year after the vesting start date and 5% for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company, provided that vesting of such options will be accelerated upon a change in control.

         In connection with the Company’s acquisition of Consumer (Note 2), in February 2001, the Company paid to a director, a fee consisting of $100,000 and 4,000 shares of Class B Common Stock, Series 1, valued at $6.25 per share, for services rendered to the Company. In addition, in May 2001 in connection with the acquisition, the Company paid to an investment banking firm $100,000 for services rendered to the Company. A principal of the investment banking firm is a director. Both directors serve as members of the Board’s Audit and Compensation Committees. The one director was Secretary of the Company until his resignation as Secretary during fiscal 2001.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In addition to a base salary of $12,000, the Company incurred $182,000, $159,000 and $181,000 for the years ended August 31, 2002, 2001 and 2000, respectively, to the Company’s Vice President and General Counsel, and current Secretary, for legal services rendered.

         The Company incurred $410,000, $897,000 and $181,000, in the years ended August 31, 2002, 2001 and 2000, respectively, to a law firm for legal services rendered, a general partner of which is a director of the Company, a member of its Audit and Compensation Committees, and was Secretary of the Company until his resignation as Secretary during fiscal year 2001.

         The Company incurred $41,800 for the years ended August 31, 2002, 2001 and 2000 to a corporation for management fees. The sole shareholder of the aforementioned corporation is an officer, a director and significant shareholder of the Company.

         The Company has a note receivable from an officer and director at an interest rate of 1.25%, equal to the Short Term Applicable Federal Rate as of August 31, 2002. The balance due from the officer, including accrued and unpaid interest, amounted to $153,000 and $266,000 as of August 31, 2002 and 2001 respectively, and is classified in shareholders’ equity (deficit) in the consolidated balance sheets. In addition, during fiscal year 2002, the Company paid approximately $61,000 for travel and living expenses for said officer.

         The Company sold product and performed certain services for it’s non-consolidated affiliated companies totaling approximately $6,496,000, $4,265,000 and $4,186,000 for the years ended August 31, 2002, 2001 and 2000, respectively. The Company had trade receivables due from these non-consolidated affiliated companies, which amounted to $1,625,000 and $1,337,000 as of August 31, 2002 and 2001, respectively.

         On November 1, 2001, the Company entered into a consulting agreement with a director. Pursuant to such agreement, the Company paid the director consulting fees and reimbursement of related expenses of approximately $60,000. The director serves as a member of the Board’s Audit and Compensation Committees and was Secretary of the Company until his resignation as Secretary during fiscal year 2001.

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

         In June 2001, an investment partnership, one of the general partners of which is a director, exercised its stock option for 90,000 shares granted under the Company’s 1988 Plan, at an exercise price of $1.75 per share. Under a procedure authorized by the Board of Directors, the affiliate of such director exercised its options in accordance with the so-called “cashless exercise” provisions of the Plan. Shares of the Company already owned by that investment partnership and shares acquired by the investment partnership upon exercise of the option were transferred to the Company in payment of the exercise price of the options and to satisfy withholding and other tax obligations incurred in connection with the exercise. The director of the Company also serves as a member of the Board’s Audit and Compensation Committees, and was Secretary of the Company until his resignation as Secretary during fiscal year 2001.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Supplemental Cash Flow Disclosures:

         The Company paid $13,072,941, $15,413,000 and $14,695,000 in interest during the years ended August 31, 2002, 2001 and 2000, respectively.

         The Company paid $2,594,000, $951,000 and $771,000 in income taxes during the years ended August 31, 2002, 2001 and 2000, respectively.

         During fiscal year 2002, the Company recognized $1,103,000 and $837,000 of other income and interest income on the recovery of a promissory note receivable (Note 14).

         During fiscal year 2002, the Company recognized other income of $475,000 for debt forgiveness on the dissolution of a joint venture (Note 2).

         During fiscal years 2002 and 2001, the Company wrote-off fully amortized intangible assets totaling approximately $174,000 and $3,712,000.

         During fiscal years 2002, 2001 and 2000, the Company recorded a (decrease) increase in the value of stock purchase warrants of ($151,000), $(2,120,000) and $3,743,000, respectively.

         During fiscal years 2001 and 2000, the Company acquired $1,120,000 and $395,000, respectively, of equipment under capital lease.

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

         Eastern Canada and Portola Packaging Ltd. (U.K.) have been restricted subsidiaries since fiscal year 1997 when they were converted from unrestricted subsidiaries to restricted subsidiaries. Portola Allied and Portola Packaging Holding B.V. were designated restricted subsidiaries in connection with their formation during fiscal year 1999; western Canada was converted from unrestricted subsidiary to restricted subsidiary status in connection with the repayment in May 1999 of all amounts due to a Canadian bank (and was treated as a “restricted subsidiary” subsequent to amalgamation with the Company’s eastern Canadian subsidiary during fiscal year 2002); PPI Mexico was designated a restricted subsidiary in connection with the purchase by the Company in July 1999 of the remaining 50% interest in PPI Mexico (although it is a restricted subsidiary for purposes of the indenture (and is included with the restricted subsidiary information in the table below), PPI Mexico is now being operated as an unrestricted subsidiary pursuant to the Company’s new amended and restated senior credit agreement entered into in September 2000). During fiscal year 2002, PH was designated as an unrestricted subsidiary in connection with its formation. During fiscal year 2001, Delaware Nepco was designated a restricted subsidiary in connection with its acquisition of Consumer.

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

         The table below provides consolidated financial information for the years ended August 31, 2002, 2001 and 2000 (in thousands):

		Parent	Restricted		Unrestricted		Total
		Company	Subsidiaries	Subtotal	Subsidiaries	Eliminations	Consolidated

Statement of Operations data:

Sales	2002	$130,693	$85,175	$215,868	$5,491	($10,602)	$210,757

	2001	142,095	82,080	224,175	6,320	(11,077)	219,418

	2000	140,701	68,958	209,659	6,265	(7,005)	208,919

Gross profit	2002	37,473	15,795	53,268	2,949	(2,593)	53,624

	2001	37,554	12,552	50,106	2,183	(2,415)	49,874

	2000	35,362	10,572	45,934	2,102	(1,411)	46,625

Income (loss) from operations	2002	9,829	8,298	18,127	32	—	18,159

	2001	8,836	4,073	12,909	(1,020)	—	11,889

	2000	7,637	3,173	10,810	(1,436)	—	9,374

Balance sheet data:

Cash and cash equivalents	2002	663	2,248	2,911	1,655	—	4,566

	2001	(888)	3,249	2,361	954	—	3,315

Current assets	2002	23,213	21,518	44,731	2,700	(607)	46,824

	2001	26,474	23,039	49,513	2,239	(816)	50,936

Total assets	2002	105,901	49,726	155,627	5,305	(24,343)	136,589

	2001	113,326	55,617	168,943	4,912	(24,220)	149,635

Current liabilities	2002	(7,353)	33,130	25,777	3,507	(607)	28,677

	2001	(15,685)	44,048	28,363	4,374	(816)	31,921

Total liabilities	2002	124,681	33,794	158,475	3,576	(607)	161,444

	2001	128,896	44,389	173,285	4,411	(816)	176,880

Cash flow data:

Operating activities	2002	21,021	3,426	24,447	(42)	—	24,405

	2001	1,222	11,623	12,845	681	1,390	14,916

	2000	10,241	4,387	14,628	1,003	1,948	17,579

Investing activities	2002	(8,463)	(3,447)	(11,910)	869	—	(11,041)

	2001	769	(4,465)	(3,696)	(406)	—	(4,102)

	2000	(8,567)	(3,221)	(11,788)	71	—	(11,717)

Financing activities	2002	(11,007)	(1,001)	(12,008)	(127)	—	(12,135)

	2001	(3,246)	(6,082)	(9,328)	(747)	(1,390)	(11,465)

	2000	(1,307)	(976)	(2,283)	(72)	(1,949)	(4,304)

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events:

     On September 3, 2002, the Company commenced granting new options to participants under a voluntary stock option exchange program adopted by the Company’s Board of Directors in December 2001 (see Note 10). Under the stock exchange program, eligible participants had the opportunity to cancel options previously granted under the Company’s 1994 Stock Option Plan, as amended, with an exercise price greater than $5.00 per share, in exchange for an opportunity to receive an equal number of new options. Effective March 1, 2002, the Company cancelled 1,857,296 options outstanding under its 1994 Stock Option Plan, as amended, pursuant to the stock exchange program. As of October 1, 2002, the Company had granted to persons eligible to participate under the stock option exchange program (i) new options under its 2002 Stock Option Plan to purchase a total of 1,684,996 shares of the Company’s Class B Common Stock, Series 1 at an exercise price of $5.00 per share, and (ii) new options outside of the Company’s 2002 Stock Option Plan to purchase a total of 30,000 shares of the Company’s Class B Common Stock, Series 1 at an exercise price of $5.00 per share.

     On September 30, 2002, stock options to purchase an aggregate of 324,500 shares of the Company’s Class B Common Stock, Series 1, with an exercise price of $5.00 per share were granted. Of those stock options, stock options to purchase an aggregate of 224,500 shares of the Company’s Class B Common Stock, Series 1 were granted under the 2002 Stock Option Plan and stock options to purchase an aggregate of 100,000 shares of the Company’s Class B Common Stock, Series 1 were granted outside of the Company’s stock option plans.

     As of October 31, 2002, under the 2002 Stock Option Plan, directors, officers, consultants and other employees held non-statutory stock options to purchase an aggregate of 918,567 shares of the Company’s Class B Common Stock, Series 1, with a weighted average exercise price of $5.10, and directors, officers, and other employees held incentive options to purchase an aggregate of 1,215,929 shares of the Company’s Class B Common Stock, Series 1 with a weighted average price of $5.00. An additional 2,865,504 shares remain available for future grants under the 2002 Stock Option Plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The current directors and executive officers of the Company are as follows:

		Years with
Name	Age	Company	Position

Jack L. Watts	54	16	Chairman of the Board and Chief Executive Officer

James A. Taylor	56	4	President and Chief Operating Officer

Dennis L. Berg	53	3	Vice President, Finance and Chief Financial Officer

M. Craig Akins	51	-	Vice President, U.S. Sales and Service

Laurie D. Bassin	53	16	Vice President, Corporate Development

Frederick K. Janz	52	7	Vice President, International Group

Richard D. Lohrman	49	-	Vice President, Engineering/R&D

E. Scott Merritt	47	7	Vice President, Corporate Services

Themistocles G. Michos	70	6	Vice President, General Counsel and Secretary

Christopher C. Behrens	41	8	Director

Jeffrey Pfeffer, Ph.D.(1)	56	6	Director

Timothy Tomlinson(1)(2)	52	16	Director

Larry C. Williams(1)(2)	53	13	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

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

         Mr. Akins has been Vice President of U.S. Sales and Service of the Company since March 2002. Mr. Akins was the Vice President of Sales for Consolidated Coca-Cola Bottling Company from 1999 until he left in 2002 and held various sales and sales management positions during his twenty-two years with the company.

         Ms. Bassin has been Vice President, Corporate Development of the Company since February 1993. From August 1986 to February 1993, she was Director of Marketing of the Company. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

         Mr. Janz has been Vice President, International Group of the Company since June 2000. He joined the Company in April 1995 as Vice President of Pennsylvania Nepco. Prior to 1995, Mr. Janz was Vice President of the CMS Materials division of CMS Gilbreth, a leading supplier of decorated plastic packaging and application equipment. Mr. Janz also held several positions in Owens Illinois and Johnson Controls Plastics Division as Operations Manager and Regional Manufacturing Manager.

         Mr. Lohrman has been Vice President, Engineering / R&D since July 2002. He has twenty-five years of product development experience in the packaging field. Prior to joining Portola, Mr. Lohrman was Manager of Technology for the Closure and Specialty group of Owens-Illinois. Mr. Lohrman also held a Vice President position in R&D for Zeller Plastik, Inc., a company owned by Crown Cork and Seal and was Vice President of Manufacturing for Betts Packaging.

         Mr. Merritt has been Vice President, Corporate Services since October 2001. He was the Vice President, U.S. Closures and Equipment from July 1999 to October 2001 and was the Vice President, U.S. Operations from July 1997 to July 1999. He was Vice President of Manufacturing Technology from April 1996 to July 1997. He was President and General Manager, Fitment Equipment from February 1995 until April 1996. From August 1992 to February 1995, he was an Advisor, General Assembly for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota. From 1978 to August 1992, he was employed by General Motors of Canada, Ltd., where he held various positions, most recently as Manufacturing Superintendent, Components Plant.

         Mr. Michos has been Vice President and General Counsel since November 1996. He became Secretary of the Company during fiscal year 2001. Prior to his association with the Company, he was and continues to be in private practice in San Francisco, California.

         Mr. Behrens has been a director of the Company since June 1994. He has been an officer of JPMorgan Chase & Co., formerly known as The Chase Manhattan Bank, N.A. since 1986 and an officer of JPMorgan Partners, formerly known as Chase Capital Partners (the private equity affiliate of JPMorgan Chase & Co.) since 1990. Mr. Behrens is a director of Brad Services, Carrizo Oil & Gas, Domino’s Inc. and a number of privately-held companies.

         Dr. Pfeffer has been a director of the Company since May 1996. He has been a professor in the Graduate School of Business at Stanford University since 1979, except for the 1981-1982 academic year when he served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at the Harvard Business School, and currently holds the Thomas D. Dee II Professor of Organizational Behavior chair. Dr. Pfeffer is a director of SonoSite, a publicly traded company and several privately-held companies.

         Mr. Tomlinson has been a director of the Company since January 1986, and was Secretary of the Company from 1986 until his resignation as Secretary during fiscal year 2001. Mr. Tomlinson sits on the Board of Directors of SmartDisk Corporation (a designer and marketer of advanced consumer electronics products and software solutions that enable people to organize, manage and use all types of digital content). Mr. Tomlinson is also a director of several privately-held companies as well. He also is the managing partner of a number of seed venture capital funds, mainly emphasizing technology companies. He has been a partner in the law firm of Tomlinson Zisko LLP since 1983.

         Mr. Williams has been a director of the Company since January 1989. He co-founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

         Each director listed above was elected at the Company’s Annual Meeting of Shareholders held in March 2002 and will serve until his successor has been elected and qualified or until his earlier resignation or removal.

Compliance Under Section 16(a) of the Securities Exchange Act of 1934

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no persons are presently required to file reports with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

         The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended August 31, 2002, 2001 and 2000 by the Company’s Chief Executive Officer and the Company’s five other most highly compensated executive officers during fiscal 2002, 2001 and 2000 (together, the “Named Officers”).

Summary Compensation Table

					Long-Term
					Compensation Awards

	Annual Compensation				Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation	Options	Compensation

Jack L. Watts (2) (3)	2002	$361,770	$183,750	$41,800	—	$91,875

Chairman of the Board and	2001	344,995	218,160	41,800	50,000	109,080

Chief Executive Officer	2000	325,000	84,000	41,800	50,000	42,000

James A. Taylor	2002	262,252	168,750	—	—	—

President and Chief Operating	2001	250,150	201,798	—	50,000	—

Officer	2000	234,999	69,300	—	100,000	—

E. Scott Merritt	2002	188,462	52,500	—	—	—

Vice President, Corporate	2001	177,692	65,448	—	15,400	—

Services	2000	162,892	21,000	—	27,500	—

Frederick K. Janz	2002	178,462	67,500	—	—	—

Vice President, International	2001	167,692	70,902	—	27,000	—

Group	2000	152,035	21,000	—	27,500	—

Dennis L. Berg	2002	173,460	48,750	—	—	—

Vice President, Finance and	2001	162,692	59,994	—	15,400	—

Chief Financial Officer	2000	142,693	16,800	—	20,000	—

Donald C. Kirk, Jr. (4)	2002	220,310	56,250	—	—

Vice President, Sales and	2001	190,000	81,810	—	15,400	—

Global Marketing	2000	25,577	18,750	—	70,000	—

(1)	With respect to each fiscal year, bonuses are accrued each quarter for services rendered during the quarter and are generally paid within thirty days after the quarter has ended. With respect to fiscal years 2002, 2001 and 2000, all bonuses relate to profit sharing distributions.

(2)	With respect to each fiscal year, other annual compensation includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(3)	With respect to fiscal years 2002, 2001 and 2000, all other compensation represents forgiveness of certain principal and interest on a note receivable from Jack L. Watts.

(4)	Mr. Kirk joined the Company during fiscal year 2000 and left the Company during fiscal year 2003.

         There were no individual grants of stock options made during fiscal year 2002 to the Named Officers. The following table sets forth certain information regarding option exercises during fiscal year 2002 and the number of shares covered by both exercisable and unexercisable stock options as of August 31, 2002 for each of the Named Officers.

Aggregated Option Exercises in Fiscal 2002 and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
	Shares		Options at August 31, 2002		August 31, 2002(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack L. Watts	—	n/a	100,000	—	$5,000	$—

James A. Taylor	—	n/a	—	—	—	—

Dennis L. Berg	—	n/a	—	—	—	—

Frederick K. Janz	—	n/a	30,000	—	30,000	—

Donald C. Kirk, Jr.	—	n/a	—	—	—	—

E. Scott Merritt	—	n/a	60,000	—	50,000	—

(1)	The value of an “in-the-money” option represents the difference between the estimated fair market value of the underlying securities at August 31, 2002 of $5.00 per share, as determined by the Company’s Board of Directors during August 2002, minus the exercise price of the option.

Director Compensation

         During fiscal year 2002, each of Dr. Pfeffer and Messrs. Tomlinson and Williams received as compensation for his services as a director $4,250 per quarter and $2,000 for each meeting of the Board attended, up to $25,000 per year, and also was reimbursed for reasonable expenses in attending Board meetings. None of the other Board members are compensated as such. Messrs. Williams and Tomlinson receive annual retainers for their services as members of the Audit Committee of the Board in the amount of $4,000 each, paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams receives an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000, paid on a quarterly basis.

Employment and Change of Control Arrangements

         Certain of the stock option agreements entered into pursuant to the 2002 Stock Option Plan and the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a “change in control,” as defined in such stock option agreements. In this regard, the stock options granted during fiscal 2002 and 2001 to the members of the Board of Directors, Messrs. Behrens, Pfeffer, Tomlinson and Williams, and to certain executive officers of the Company, M. Craig Akins, Laurie D. Bassin, Dennis L. Berg, Donald C. Kirk, Jr., James A. Taylor and Jack L. Watts, provide for acceleration of vesting upon a change in control of the Company. Stock options granted to certain of these individuals in prior fiscal years also provide for acceleration of vesting upon a change in control.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         The members of the Compensation Committee of the Company’s Board of Directors are Jeffrey Pfeffer, Ph.D., Timothy Tomlinson and Larry C. Williams. Mr. Tomlinson was Secretary of the Company from 1986 until his resignation during fiscal year 2001.

         For a description of transactions between the Company and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Item 13 of this report on Form 10-K and Note 14 to the Consolidated Financial Statements included under Item 8 of this report on Form 10-K.

Board Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for the Company’s executive officers and administering certain other compensation programs for such individuals, subject in each instance to approval by the full Board. The Compensation Committee also has the exclusive responsibility for the administration of the Company’s employee stock purchase plans and stock option plans.

         The fundamental policy of the Compensation Committee is to provide the Company’s chief executive officer (“CEO”), president and chief operating officer (“COO”) and vice presidents with competitive compensation opportunities based upon their contribution to the financial success of the Company and their personal performance. It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon the Company’s performance as well as upon his or her own level of performance. The Committee also believes this Company’s executive compensation programs should enable the Company to attract and retain strong performers. These programs are designed to motivate the senior management team to achieve or exceed key objectives by making individual compensation directly dependent on the Company’s achievement of financial goals as well as attaining very high customer satisfaction survey targets, and by providing significant rewards for exceeding those goals. The Committee believes that strong financial performance and customer satisfaction, on a sustained basis, is the surest way for the Company to positively affect long-term stockholder return.

         Compensation Program Considerations.

         The Company takes the following factors into consideration in designing various executive compensation programs:

1.	Compensation position and comparative framework.

In order to attract and retain the talent that it needs to meet corporate objectives, the Company’s executive compensation programs are designed to deliver overall cash compensation and employee benefits competitive with comparable manufacturing companies. Bonuses are tied closely to corporate performance, such that actual awards are made only if the company’s performance meets or exceeds objectives established for Customer Satisfaction Surveys and EBITDA, less any capital expenditures. These awards thus may vary considerably according to overall Company performance.

In 2002, the Company compiled and analyzed competitive market compensation information from Radford Executive Salary Survey data using the Benchmark Survey Data which includes both private and publicly held companies, and compared the results to the Company executives’ compensation.

2.	Mix of Compensation.

The compensation package for the CEO, President and COO, and other vice presidents is comprised of three elements; (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) annual variable performance awards payable in cash and tied to the Company’s achievement of financial and customer satisfaction targets, and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company’s stockholders. As an executive officer’s level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his or her total compensation be dependent upon Company performance and stock price appreciation rather than base salary.

Several of the more important factors which the Compensation Committee considered in establishing the components of each executive officer’s compensation package for the 2002 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

a)	Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry and internal comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In selecting comparable companies for the purposes of maintaining competitive compensation, the Compensation Committee considers many factors, including geographic location, growth rate, annual revenue and profitability, and market capitalization. The Compensation Committee also considers companies outside the industry which may compete with the Company in recruiting executive talent.

b)	Annual Incentive Compensation. Bonuses are earned by each executive officer primarily on the basis of the Company’s achievements of certain corporate financial performance goals established for each fiscal year, as well as reaching or exceeding pre-established customer satisfaction ratings each quarter. For fiscal 2002, the criteria for determination of payment of bonuses was based on the following factors: (i) the Company’s EBITDA performance net of capital expenditures relative to the target established by the Compensation Committee, and (ii) the Company’s meeting the targets established on the Customer Satisfaction Survey, also established by the Compensation Committee. Based upon the achievement of these targets, bonuses were paid to executive officers for three of the four quarters of FY02.

c)	Deferred Compensation Plan. The Company maintains a deferred compensation plan, pursuant to which certain members of management (including the executive officers) may elect to defer a portion of his or her annual compensation and bonus payments. The participant’s funds are invested among various funds designated by the plan administrator and currently may not be invested in the Company’s stock or other Company securities. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant’s beneficiary in a lump sum or in quarterly installments until fully distributed.

d)	Long-Term Compensation. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of the Company’s Common Stock at a fixed price per share (the Board established price on the grant date) over a specified period of time (up to ten years). The fixed price per share for Mr. Watts’ options is 110% of fair market value at the date of issuance. Options granted become exercisable at the rate of 20% of the shares subject thereto one year from the grant date and as to approximately 5% of the shares subject to the option at the end of each three-month period thereafter such that the option is fully exercisable five years from the grant date, contingent upon the executive officer’s continued employment with the Company. Accordingly, the option will provide the maximum return to the executive officer only if the executive officer remains employed by the Company for the five-year vesting period, and then only if the Board established price of the underlying shares of Common Stock appreciates over the option term. The number of shares of Common Stock subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position with the Company, the base salary associated with that position, the average size of comparable awards made to executive officer’s in similar positions within the industry, the executive officer’s potential for increased responsibility and promotion over the option term, and the executive officer’s personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of the Company’s executive officers.

3.	Compensation of the Chief Executive Officer.

The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Jack L. Watts’ base salary for fiscal 2002 was approximately $361,770. Mr. Watts’ base salary was established in part by comparing the base salaries of chief executive officers at other companies of similar size. Mr. Watts’ base salary was at the approximate median of the base salary range for chief executive officers of comparative companies. Mr. Watts’ bonus during fiscal 2002 was $183,750.

4.	Compensation of the President and Chief Operating Officer.

The compensation of the President and Chief Operating Officer is also reviewed annually on the same basis as discussed above for all executive officers. Mr. James A. Taylor’s base salary for fiscal 2002 was approximately $262,252. Mr. Taylor’s base salary was established in part by comparing the base salaries of president and chief operating officers at other companies of similar size. Mr. Taylor’s base salary was at the approximate median of the base salary range for president and chief operating officers of comparative companies. Mr. Taylor’s bonus during fiscal 2002 was $168,750.

5.	Compensation Limitations.

Under Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder by the Internal Revenue Service, publicly held companies may be precluded from deduction certain compensation paid to certain executive officers in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The Company believes that its 1988, 1994, and 2002 Stock Option Plans qualify for the exclusions. The Company does not currently anticipate taking action necessary to qualify the Company’s executive annual cash bonus plans for the exclusion.

The Compensation Committee held three meetings during fiscal 2002. At the meetings, both the Chief Executive Officer and the President and Chief Operating Officer made recommendations to the Compensation Committee with respect to compensation for other executive officers and with respect to the structure and terms of the executive incentive programs. However, the Chief Executive Officer and the President and Chief Operating Officer did not participate in the portions of the meetings during which their specific compensation and awards were deliberated.

The Compensation Committee is represented by Messrs. Timothy Tomlinson, Jeffrey Pfeffer, and Larry Williams.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of each class of the Company’s voting securities as of October 31, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. The Company’s equity securities are privately held and no class of voting securities of the Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

		Amount and
		Nature
	Name and Address of	of Beneficial	Percent of
Title of Class (1)	Beneficial Owner	Ownership (2)	Class (2)

Class B Common Stock, Series 1	Jack L. Watts (3)	3,569,446	35.67%

Class B Common Stock, Series 1	Christopher C. Behrens (4)	1,566,333	16.01%

Class B Common Stock, Series 1	JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation) (5)	1,566,333	16.01%

Class B Common Stock, Series 2	Christopher C. Behrens (6)	815,715	8.35%

Class B Common Stock, Series 2	JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation) (7)	815,715	8.35%

Class B Common Stock, Series 1	Gary L. Barry (8)	607,965	6.22%

Class B Common Stock, Series 1	James A. Taylor (9)	237,497	2.37%

Class B Common Stock, Series 1	Timothy Tomlinson (10)	210,510	2.14%

Class B Common Stock, Series 1	E. Scott Merritt (11)	136,785	1.38%

Class B Common Stock, Series 1	Frederick K. Janz (12)	85,663	*

Class B Common Stock, Series 1	Larry C. Williams (13)	75,942	*

Class B Common Stock, Series 1	Jeffrey Pfeffer, Ph.D. (14)	49,000	*

Class B Common Stock, Series 1	Dennis L. Berg (15)	15,687	*

Class B Common Stock, Series 1 and Series 2.	All executive officers and directors as a group (13 persons) (16)	6,945,477	65.37%

*	Represents beneficial ownership of less than 1% of the outstanding shares of a class of the Company’s issued and outstanding stock.

(1)	The Company’s Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of the Company’s assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into one share of Class B Common Stock, Series 1 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which the Company is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of October 31, 2002, there were 9,767,368 shares of Class B Common Stock issued and outstanding, consisting of 8,596,973 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. As of October 31, 2002, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. JPMorgan Partners (Bank SBIC Manager), Inc. holds 2,052,526 of such warrants and G.E. Capital (formerly Heller Financial, Inc.) holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is not less than $10.0 million or there is a capital reorganization or reclassification of the capital stock of the Company.

(2)	In accordance with the rules of the Securities and Exchange Commission, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 31, 2002 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percent of Class computation reflects percentage ownership of Class B Common Stock, Series 1 and Class B Common Stock, Series 2 combined.

(3)	Includes 240,000 shares subject to options that are exercisable within 60 days of October 31, 2002. Also includes 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 890 Faulstich Court, San Jose, California 95112.

(4)	Mr. Behrens is a principal of JPMorgan Partners Global 2001 SBIC, LLC (formerly Chase Capital Partners), an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation). Includes (i) 1,566,333 shares held of record by JPMorgan Partners (Bank SBIC Manager), Inc. and affiliates (149,047 shares held by Archery Partners and 99,800 shares held by Baseball Partners) and 9,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc., that are exercisable within 60 days of October 31, 2002, and (ii) 5,000 shares subject to options held by JPMorgan Partners (Bank SBIC Manager), Inc. that are exercisable within 60 days of October 31, 2002. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 1,566,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners (Bank SBIC Manager), Inc. and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(5)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 9,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc., and (b) 5,000 shares subject to options held by JPMorgan Partners (Bank SBIC Manager), Inc. that are exercisable within 60 days of October 31, 2002. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	Mr. Behrens is a principal of JPMorgan Partners Global 2001 SBIC, LLC (formerly Chase Capital Partners), an affiliate of JPMorgan Partners (Bank SBIC Manager), Inc. (formerly Chase Manhattan Capital Corporation). Comprised of 726,095 shares held of record by JPMorgan Partners (Bank SBIC Manager), Inc., 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, both affiliates of JPMorgan Partners (Bank SBIC Manager), Inc. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Behrens disclaims beneficial ownership of the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners (Bank SBIC Manager), Inc. and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JP Morgan Partners (Bank SBIC Manager), Inc. Does not include warrants held by JPMorgan Partners (Bank SBIC Manager), Inc. to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(8)	Mr. Barry’s address is 885 Portola Road, Portola Valley, California 94028.

(9)	Comprised entirely of shares subject to options that are exercisable within 60 days of October 31, 2002. Mr. Taylor’s address is 890 Faulstich Court, San Jose, California 95112.

(10)	Mr. Tomlinson is a general partner in the following entities: (a) Tomlinson Zisko LLP (“TZ”); (b) First TZMM Investment Partnership; and (c) TZM Investment Fund. The shares listed include (i) 26,000 shares held of record by First TZMM Investment Partnership, (ii) 121,510 shares held of record by TZM Investment Fund, (iii) 4,000 shares held by trusts for the benefit of Mr. Tomlinson’s children, over which trusts Mr. Tomlinson acts as trustee; (iv) 10,000 shares held by trusts for the benefit of the children of William E. Zisko, a partner in TZ, over which trusts Mr. Tomlinson acts as trustee; and (v) 24,000 shares subject to options that are exercisable within 60 days of October 31, 2002. Mr. Tomlinson disclaims beneficial ownership of the shares held in the name of the Zisko children’s trusts. Excludes shares held in the individual names of two partners in TZ. Mr. Tomlinson’s address is 200 Page Mill Road, Second Floor, Palo Alto, California 94306.

(11)	Comprised of 5,000 shares held by a trust for the benefit of Mr. Merritt’s family and 131,785 shares subject to options that are exercisable within 60 days of October 31, 2002. Mr. Merritt’s address is 890 Faulstich Court, San Jose, California 95112.

(12)	Includes 82,825 shares subject to options that are exercisable within 60 days of October 31, 2002. Mr. Janz’s address is 890 Faulstich Court, San Jose, California 95112.

(13)	Includes 24,000 shares subject to options that are exercisable within 60 days of October 31, 2002. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(14)	Includes 24,000 shares subject to options that are exercisable within 60 days of October 31, 2002. Dr. Pfeffer’s address is Graduate School of Business, Stanford University, Palo Alto, California 94305.

(15)	Comprised entirely of shares subject to options that are exercisable within 60 days of October 31, 2002. Mr. Berg’s address is 890 Faulstich Court, San Jose, California 95112.

(16)	Includes the shares shown in footnotes 3, 4, 6 and 9 through 15.

Equity Compensation Plan Information

Year Ended August 31, 2002

	Number of		Number of
	Securities to be		Securities Remaining
	Issued upon	Weighted Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	693,400	$4.73	8,514,301 (2)

Equity compensation plans not approved by security holders (3)	2,492,741	$0.94	—

Total	3,186,141	$1.76	8,514,301

(1)	All such plans involve only the company’s Class B, Series 1 Common Stock.

(2)	This number of shares includes 716,001 shares of our Class B, Series 1 Common Stock reserved under the Company’s 1996 Employee Stock Purchase Plan for future issuance.

(3)	The Company has outstanding two warrants to purchase an aggregate of 2,492,741 shares of its Class A Common Stock which are held by certain shareholders and senior lenders of the Company. A warrant to purchase 2,052,526 shares of Common Stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain anti-dilution provisions. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company based upon a price equal to the higher of the current fair market value per share of the Company’s Common Stock or an amount computed under an earnings formula in the warrant agreement. The obligations of the Company to redeem the warrant would be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2002, 2001 and 2000, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $9.1, $9.1 and $11.6 million at August 31, 2002, 2001 and 2000, based on the fair value per share of the Company’s Common Stock. After December 31, 2001, the company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company’s Common Stock or an amount computed under an earnings formula in the warrant agreement. The earnings formula is based on earnings before interest and taxes and debt outstanding to calculate an estimated value per share.

A second warrant to purchase 440,215 shares of Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2008. Effective August 1, 2001, this warrant became redeemable at the option of the holder upon 60 days’ prior written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or the net book value per share of the Company’s Common Stock as computed under a valuation formula in the warrant agreement. The obligation of the Company to redeem the warrant would be suspended if the redemption of the warrant would cause a default or event of default under the Company’s credit facilities. At August 31, 2002, the Company’s credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $1.3 million and $1.4 million at August 31, 2002 and 2001, respectively, based on the fair value per share of the repurchase the warrant at a price equal to the higher of the current fair value per share of the Company’s Common Stock or the net book value per share as computed under a valuation formula in the warrant agreement of the Company’s Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans and Transactions with Senior Management and Other Employees

         In January 1992, the Company loaned Jack L. Watts, Chairman of the Board and Chief Executive Officer, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and originally accrued interest at a rate equal to 2% above the Company’s borrowing rate on its revolving credit facility. In January 1997, the rate was changed to equal the Short Term Applicable Federal Rate, compounded annually. In December 2001, the Board of Directors agreed to extend until January 17, 2003, the due date of all principal and accrued interest owing to the Company. Also, in December 2001 and November 2000 and 1999, the Board of Directors agreed to have the Company forgive the repayment of certain principal and interest amounts due on the note totaling approximately $92,000, $109,000 and $42,000, respectively. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. The principal plus accrued interest outstanding at August 31, 2002 was approximately $153,000. In addition, during fiscal year 2002, the Company paid approximately $61,000 for travel and living expenses for Mr. Watts.

         The Company’s policy is that it will not make loans to, or enter into other transactions with, directors, officers or other affiliates unless such loans or transactions are approved by a majority of the Company’s disinterested directors, may reasonably be expected to benefit the Company and, except to the extent that loans to officers of the Company have been entered into in part in recognition of the value of the officers’ services to the Company, are on terms no less favorable to the Company than could be obtained in arms-length transactions with unaffiliated third parties. From time to time, the Company has agreed to make loans to employees of the Company who are not members of senior management. During fiscal year 2002, employee loans were given to seventeen employees, totaling approximately $94,000. As of August 31, 2002, employee loan balances totaled approximately $216,000.

Transactions with Officers and Directors

         On November 1, 2001, the Company entered into a consulting agreement with Timothy Tomlinson. Pursuant to such agreement, the Company paid Mr. Tomlinson consulting fees and related expenses of approximately $60,000. Mr. Tomlinson is a director of the Company and serves as a member of the Board’s Audit and Compensation Committees. Mr. Tomlinson was Secretary of the Company until his resignation as Secretary during fiscal 2001.

         In addition to a base salary of $12,000, the Company incurred $182,000 to its Vice President and General Counsel, and current Secretary, Themistocles G. Michos, for legal services rendered during fiscal year 2002.

Transactions with Entities Affiliated with Officers and Directors

         On July 1, 1999, the Company entered into an agreement with Sand Hill Systems, Inc. (“SHS”), then a wholly-owned subsidiary of the Company, to provide a total of $3.5 million in support services to SHS. The Company received a promissory note for $3.5 million from SHS, which bore interest at a rate equal to the base rate used in the Company’s senior revolving credit facility, less one-half of one percent. In September 1999, the note was assumed by Portola Company IV LLC, a limited liability company (“LLC”), in which certain of the members of the LLC are officers of the Company, in exchange for an ownership interest in SHS. The promissory note was secured by a pledge of the shares of the Class B Common Stock of the Company contributed to the LLC by certain executive officers, directors and shareholders of the Company in connection with the formation of the LLC. All outstanding principal and interest amounts due on the note were payable to the Company in full on the earlier of July 1, 2003, or the occurrence of one of the following events: nine months after a public offering by SHS equal to or exceeding $20.0 million in the aggregate; the sale of all or substantially all of the assets of SHS; or an event of default under the note. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no remaining assets for distribution to the stockholders of SHS. At May 31, 2002, the Company (and a wholly-owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which it accounted for under the cost method. On August 22, 2002, the Company received 500,000 shares of its common stock from the LLC, pursuant to recovery of the $3.5 million promissory note due from SHS. The Company’s carrying basis for its investment in SHS and the promissory note due from SHS was $0.6 million at August 22, 2002. The Company recognized other income and interest income of approximately $1.1 million and $0.8 million, respectively, upon receipt of the 500,000 shares of common stock.

         Effective as of July 1, 2000, the Company sold to SHS the assets of a wholly-owned e-commerce subsidiary, Buyerlink Networks, Inc., now known as BLN Acquisition Corporation (“BNI”), formed by the Company in early fiscal year 2000, in exchange for a non-interest bearing, unsecured promissory note in the amount of $1.5 million payable to BNI by SHS. The note was fully reserved by the Company as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to shareholders.

         The Company retains as its legal counsel the law firm of Tomlinson Zisko LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 2002, the Company incurred an aggregate of $410,000 fees and expenses to Mr. Tomlinson’s law firm. Mr. Tomlinson is a director of the Company and a member of the Board’s Audit and Compensation Committees, and was Secretary of the Company until his resignation as Secretary during fiscal year 2001.

         In June 1994, Chase Manhattan Capital Corporation, now known as JPMorgan Partners (Bank SBIC Manager), Inc. (“Chase Capital”) purchased shares of Class B Common Stock, Series 1 from the Company and certain insiders of the Company, and shares of Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd., now known as Chase Nominees Limited (“RFNL”). In connection with these purchases, Chase Capital, RFNL and (G.E. Capital (formerly Heller Financial, Inc.), the lender under a credit facility entered into with the Company, received certain demand and piggyback registration rights. In addition, Chase Capital became a participant in an earlier agreement between the Company and RFNL under which (i) the Company has the right of first offer to purchase any shares of the Company’s capital stock that either RFNL or Chase Capital proposes to sell to any nonrelated party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that the Company proposes to sell. Chase Capital is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading “Shareholders Agreements.” In addition, the parties to these shareholders agreements have granted to Chase Capital certain co-sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of the Company’s Common Stock. One of the shareholders agreements also provides that the Company is prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to its Bylaws or Certificate of Incorporation or (iii) entering into certain other significant transactions, without the approval of Chase Capital. Pursuant to that agreement, Jack L. Watts, RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of Chase Capital as a director of the Company. Mr. Behrens is Chase Capital’s (now known as JPMorgan Partners) current nominee.

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

Item 14. CONTROLS AND PROCEDURES

         Annual evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company’s management, including its principal executive and accounting officers, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (the “Disclosure Controls”), and its “internal controls and procedures” (the “Internal Controls”) for financial reporting (the “Controls Evaluation”). The Company’s Internal Controls were also evaluated by personnel in the Company’s finance department and by the Company’s independent auditors in connection with their audit and review activities.

         Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the principal executive and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

         Limitations on the Effectiveness of Controls. The Company’s management, including its principal executive and accounting officers, does not expect that the Company’s Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Changes in Internal Controls. In accord with SEC requirements, the principal executive and accounting officers note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions. Based upon the Controls Evaluation, the Company’s principal executive and accounting officers have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive and accounting officers, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:

         (a)(2) Financial Statement Schedules. The following financial statement schedule is filed herewith and should be read in conjunction with the consolidated financial statements:

Page in Form
10-K

Report of Independent Accountants on Financial Statement Schedule	92

Schedule II-Valuation and Qualifying Accounts	93

         All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

         (a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit
Number	Exhibit Title

3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American Bank National Association), as trustee (including form of Note)(1)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(3)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

Exhibit
Number	Exhibit Title

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04	$250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(7)

10.05	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)

10.06	Director’s Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(9)

10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)

10.08	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(11)

10.09	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)

10.10	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)

10.11	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14)

10.12	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15)

10.13	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)

10.14	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)

10.15	1988 Stock Option Plan and related documents(18)

10.16	1994 Stock Option Plan, as amended, and related documents(19)

10.17	Director’s Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(20)

10.18	Form of Indemnification Agreement by and between the Registrant and the related director or officer(21)

Exhibit
Number	Exhibit Title

10.19	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(22)

10.20	Registrant’s 1996 Employee Stock Purchase Plan, together with related documents(23)

10.21	Registrant’s Management Deferred Compensation Plan Trust Agreement(24)

10.22	Registrant’s Management Deferred Compensation Plan(25)

10.23	Summary Description of Registrant’s Bonus Plan and Profit Sharing Plan(26)

10.24	Third Amended and Restated Credit Agreement, dated as of September 29, 2000, by and among Registrant, as Borrower, Heller Financial, Inc., as Agent, and the Other Financial Institutions Party [Thereto], as Lenders(27)

10.25	Asset Purchase Agreement, dated as of December 30, 2000, by and among Registrant, Consumer Cap Corporation and the shareholders of Consumer Cap Corporation(28)

10.26	Warrant No. 6A, dated June 30, 1994, in favor of Chase Manhattan Capital Corporation (now known as JP Morgan Partners, Inc.), to purchase Class A Common Stock of the Company(29)

10.27	Warrant No. 7A, dated June 30, 1994, in favor of Heller Financial, Inc., to purchase Class A Common stock of the Company, as amended by Amendments Nos. 1, 2 and 3 thereto(30)

10.28	Consulting Agreement, dated November 1, 2001, between the Company and Timothy Tomlinson(31)

10.29	2002 Stock Option Plan and Related Materials(32)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included as part of the signature page to this report)

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(4)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(5)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.10 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.14 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(15)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(18)	Incorporated herein by reference to exhibit 10.28 to the Registrant’s Quarterly Report on Form10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(19)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(20)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(21)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(22)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(23)	Incorporated herein by reference to exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

(24)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(25)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(26)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(27)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.

(28)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2001.

(29)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(30)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(31)	Incorporated herein by reference to exhibit 10.33 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(32)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(b)	Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this on Form 10-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC., a Delaware corporation

November 27, 2002	By: /s/ Jack L. Watts

Jack L. Watts Chief Executive Officer

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jack L. Watts, James A. Taylor and Themistocles G. Michos, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Jack L. Watts	November 27, 2002

Jack L. Watts Chief Executive Officer, Chairman of the Board and a Director

/s/ James A. Taylor	November 27, 2002

James A. Taylor President and Chief Operating Officer

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

/s/ Dennis L. Berg	November 27, 2002

Dennis L. Berg Vice President, Finance and Chief Financial Officer

OFFICER:

/s/ Themistocles G. Michos	November 27, 2002

Themistocles G. Michos Vice President, General Counsel and Secretary

DIRECTORS:

/s/ Christopher C. Behrens	November 27, 2002

Christopher C. Behrens

/s/ Jeffrey Pfeffer, Ph.D.	November 27, 2002

Jeffrey Pfeffer, Ph.D.

/s/ Timothy Tomlinson	November 27, 2002

Timothy Tomlinson

/s/ Larry C. Williams	November 27, 2002

Larry C. Williams

CERTIFICATION

I, Jack L. Watts, certify that:

1.     I have reviewed this annual report on Form 10-K of Portola Packaging, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002	/s/ Jack L. Watts

Jack L. Watts Chief Executive Officer, Chairman of the Board and a Director

CERTIFICATION

I, James A. Taylor, certify that:

1.     I have reviewed this annual report on Form 10-K of Portola Packaging, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002	/s/ James A. Taylor

James A. Taylor President and Chief Operating Officer

CERTIFICATION

I, Dennis L. Berg, certify that:

1.     I have reviewed this annual report on Form 10-K of Portola Packaging, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002	/s/ Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

         The Company shall supplementally furnish to the Commission for its information, copies of any annual report or proxy materials sent to the Company’s security holders subsequent to the filing of this annual report on Form 10-K when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not be to incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language of such filing.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

         Our audits of the consolidated financial statements referred to in our report dated October 11, 2002, except for the last paragraph of Note 17 for which the date is October 31, 2002, appearing on page 36 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

October 11, 2002, except for the
last paragraph of Note 17 for which
the date is October 31, 2002

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Additions/			Ending
Doubtful Accounts	Balance	Expenses	Other(1)	Deductions(2)	Balance

August 31, 2002	$1,160	$567	$(119)	$457	$1,151

August 31, 2001	1,106	320	(4)	262	1,160

August 31, 2000	1,366	352	(177)	435	1,106

Allowance for Investment In /
Advances to Unconsolidated	Beginning	Additions/			Ending
Affiliates	Balance	Expenses	Other	Deductions	Balance

August 31, 2002	$3,000	$—	$—	$2,880	$120

August 31, 2001	2,975	25	—	—	3,000

August 31, 2000	—	2,975	—	—	2,975

Allowance for	Beginning	Additions/			Ending
Obsolete Inventory	Balance	Expenses	Other	Deductions(3)	Balance

August 31, 2002	$355	$464	$45	$553	$311

August 31, 2001	416	1,495	33	1,589	355

August 31, 2000	544	921	—	1,049	416

Deferred Tax	Beginning	Additions/			Ending
Valuation Allowance	Balance	Expenses	Other	Deductions	Balance

August 31, 2002	$981	$77	$—	$—	$1,058

August 31, 2001	367	614	—	—	981

August 31, 2000	884	194	—	711	367

(1)	Recoveries

(2)	Write-off of bad debts

(3)	Disposal of obsolete inventory

                    EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of October 2, 1995, by and between the Registrant and Firstar Trust Company (formerly known as American Bank National Association), as trustee (including form of Note)(1)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(3)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04	$250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(7)

10.05	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)

10.06	Director’s Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(9)

10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)

10.08	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(11)

10.09	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)

Exhibit
Number	Exhibit Title

10.10	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)

10.11	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14)

10.12	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15)

10.13	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)

10.14	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)

10.15	1988 Stock Option Plan and related documents(18)

10.16	1994 Stock Option Plan, as amended, and related documents(19)

10.17	Director’s Agreement, dated as of May 20, 1996, by and between the Registrant and Jeffrey Pfeffer(20)

10.18	Form of Indemnification Agreement by and between the Registrant and the related director or officer(21)

10.19	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(22)

10.20	Registrant’s 1996 Employee Stock Purchase Plan, together with related documents(23)

10.21	Registrant’s Management Deferred Compensation Plan Trust Agreement(24)

10.22	Registrant’s Management Deferred Compensation Plan(25)

10.23	Summary Description of Registrant’s Bonus Plan and Profit Sharing Plan(26)

10.24	Third Amended and Restated Credit Agreement, dated as of September 29, 2000, by and among Registrant, as Borrower, Heller Financial, Inc., as Agent, and the Other Financial Institutions Party [Thereto], as Lenders(27)

Exhibit
Number	Exhibit Title

10.25	Asset Purchase Agreement, dated as of December 30, 2000, by and among Registrant, Consumer Cap Corporation and the shareholders of Consumer Cap Corporation(28)

10.26	Warrant No. 6A, dated June 30, 1994, in favor of Chase Manhattan Capital Corporation (now known as JP Morgan Partners, Inc.), to purchase Class A Common Stock of the Company(29)

10.27	Warrant No. 7A, dated June 30, 1994, in favor of Heller Financial, Inc., to purchase Class A Common stock of the Company, as amended by Amendments Nos. 1, 2 and 3 thereto(30)

10.28	Consulting Agreement, dated November 1, 2001, between the Company and Timothy Tomlinson(31)

10.29	2002 Stock Option Plan and Related Materials(32)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included as part of the signature page to this report)

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(4)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(5)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.10 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.14 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

Exhibit
Number	Exhibit Title

(10)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(14)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(15)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(18)	Incorporated herein by reference to exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(19)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(20)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(21)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(22)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(23)	Incorporated herein by reference to exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-17533), as filed with the Securities and Exchange Commission on December 10, 1996.

Exhibit
Number	Exhibit Title

(24)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(25)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(26)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2000, as filed with the Securities and Exchange Commission on December 21, 2000.

(27)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.

(28)	Incorporated herein by reference to exhibit 2.1 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2001.

(29)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(30)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(31)	Incorporated herein by reference to exhibit 10.33 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(32)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.