Form 10-Q
period 2002-11-30
PORTOLA PACKAGING INC
filed 2003-01-13
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2002

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES      NO X.

11,902,360 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,767,368 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 31, 2002.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

     Portola Packaging, Inc. is not required to file, and is not filing, this Form 10-Q pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. Portola Packaging, Inc. is filing this Form 10-Q solely to fulfill its obligations under the Indenture, dated as of October 2, 1995, by and between Portola Packaging, Inc. and American Bank National Association.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30,	August 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,764	$4,566
Accounts receivable, net	24,219	25,810
Inventories	12,535	13,272
Other current assets	3,006	2,533
Deferred income taxes	651	643

Total current assets	44,175	46,824

Property, plant and equipment, net	69,932	71,455
Goodwill, net	10,316	10,342
Patents, net	2,984	3,127
Debt financing costs, net	2,099	2,280
Other assets, net	2,390	2,561

Total assets	$131,896	$136,589

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$429	$426
Accounts payable	12,393	13,828
Accrued liabilities	6,343	6,746
Accrued compensation	4,507	2,749
Accrued interest	1,972	4,928

Total current liabilities	25,644	28,677

Long-term debt, less current portion	119,799	120,126
Redeemable warrants to purchase Class A Common Stock	10,378	10,359
Deferred income taxes	1,574	1,601
Other long-term obligations	593	681

Total liabilities	157,988	161,444

Minority interest	35	58

Commitments and contingencies (Note 7)

Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,597 shares in both periods	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in both periods	1	1
Additional paid-in capital	6,570	6,570
Notes receivable from shareholders	(158)	(158)
Accumulated other comprehensive loss	(2,452)	(2,318)
Accumulated deficit	(30,098)	(29,018)

Total shareholders’ equity (deficit)	(26,127)	(24,913)

Total liabilities, minority interest and shareholders’ equity (deficit)	$131,896	$136,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months
	Ended November 30,

	2002	2001

	(unaudited)
Sales	$51,954	$54,247
Cost of sales	40,754	41,932

Gross profit	11,200	12,315

Selling, general and administrative	8,142	8,404
Research and development	1,182	789
Amortization of intangibles	204	453

	9,528	9,646

Income from operations	1,672	2,669

Other (income) expense:
Interest income	(17)	(17)
Interest expense	3,186	3,399
Amortization of debt financing costs	180	191
Loss (gain) from sale of property, plant and equipment	49	(9)
Other (income) expense, net	(22)	74

	3,376	3,638

Loss before income taxes	(1,704)	(969)

Income tax benefit	(624)	(340)

Net loss	$(1,080)	$(629)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months
	Ended November 30,

	2002	2001

	(unaudited)
Cash flows provided by operating activities:	$2,326	$4,089

Cash flows from investing activities:
Additions to property, plant and equipment	(2,831)	(2,779)
Proceeds from sale of property, plant and equipment	9	335
Decrease (increase) in other assets, net	99	(49)

Net cash used in investing activities	(2,723)	(2,493)

Cash flows from financing activities:
(Repayments) borrowings under revolver, net	(327)	41
Borrowings (repayments) under long-term debt obligations, net	3	(109)
Payments on other long-term obligations	(15)	(21)
Distributions to minority owners	(47)	(16)

Net cash used in financing activities	(386)	(105)

Effect of exchange rate changes on cash	(19)	(34)

(Decrease) increase in cash and cash equivalents	(802)	1,457
Cash and cash equivalents at beginning of period	4,566	3,315

Cash and cash equivalents at end of period	$3,764	$4,772

Supplemental disclosure of non-cash information:
Forgiveness on note receivable from shareholder	$—	$29

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2003.

2.     Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 apply to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and reviewed for impairment. Based on this review, the Company did not record an impairment loss during the fiscal year ended August 31, 2002. An event did not transpire that would require management to review for goodwill impairment as of November 30, 2002.

     Effective September 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The impact of adopting SFAS No. 143 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The impact of adopting SFAS No. 144 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     Effective September 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The impact of adopting SFAS No. 146 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

     Effective December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will be adopted in fiscal year 2004 and is not expected to have a material impact on the Company’s results of operations or financial condition.

3. Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

4. Other Comprehensive Loss:

     Other comprehensive loss consisted of cumulative foreign currency translation adjustments of $134,000 and $484,000 for the three-month periods ended November 30, 2002 and 2001, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Inventories:

     As of November 30, 2002 and August 31, 2002, inventories consisted of the following (in thousands):

	November 30,	August 31,
	2002	2002

	(unaudited)
Raw materials	$5,998	$6,644
Work in process	1,360	1,047
Finished goods	5,177	5,581

	$12,535	$13,272

6. Goodwill and Intangible Assets:

     As of November 30, 2002 and August 31, 2002, goodwill and accumulated amortization by segment category (see Note 8) consisted of the following (in thousands):

	November 30, 2002		August 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(unaudited)
Goodwill:
United States	$12,585	$(6,667)	$12,585	$(6,667)
Canada	3,939	(1,100)	3,975	(1,110)
Mexico	3,801	(2,534)	3,801	(2,534)
China	392	(185)	392	(185)
Other	449	(364)	449	(364)

Total consolidated	$21,166	$(10,850)	$21,202	$(10,860)

     The change in the gross carrying amounts and accumulated amortization for Canada from August 31, 2002 to November 30, 2002 was due to foreign currency translation. The Company has not recognized any impairment losses for the three month period ended November 30, 2002.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets range from one to thirteen years. The components of its intangible assets are as follows:

	November 30, 2002		August 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)		(in thousands)

Intangible assets:
Patents	$9,623	$(6,639)	$9,621	$(6,494)
Debt financing costs	5,963	(3,864)	5,966	(3,686)
Covenants not-to-compete	555	(274)	555	(252)
Trademarks	360	(230)	360	(200)
Other	125	(52)	374	(297)

Total consolidated	$16,626	$(11,059)	$16,876	$(10,929)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt financing costs, for the three month period ended November 30, 2002 was $384,000 and is estimated to be $1,541,000 for the full fiscal year 2003, $1,811,000 in fiscal 2004, $1,156,000 in fiscal 2005, $300,000 in fiscal 2006, $126,000 in fiscal 2007, $120,000 in fiscal 2008 and $897,000 thereafter.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Commitments and Contingencies:

     The Company has issued a letter of credit that guarantees $280,637 of a loan related to the purchase of machinery for Capsnap Europe Packaging Gmb.H’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company has also issued a letter of credit that guarantees a loan of $348,037 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of November 30, 2002.

     In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten- year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guarantees approximately $595,000 in future lease payments relating to the lease as of November 30, 2002.

8. Segment Information:

     The Company’s reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico produce both closure and bottle product lines and the United States and China produce closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool, and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents income (loss) before income taxes, depreciation of property, plant and equipment, net interest expense (including warrant interest (income) expense and amortization of debt issuance costs), amortization of intangible assets, gains and losses on both foreign exchange and sale of assets. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents information about reported segments for the three month periods ended November 30 (in thousands):

	November 30,	November 30,
	2002	2001

Revenues
United States	$29,329	$31,239
Canada	6,900	6,465
United Kingdom	8,486	8,776
Mexico	3,626	3,628
China	604	577
Other	3,009	3,562

Total Consolidated	$51,954	$54,247

Adjusted EBITDA
United States	$5,616	$7,133
Canada	844	618
United Kingdom	1,860	1,850
Mexico	625	667
China	40	72
Other	(2,822)	(2,855)

Total Consolidated	$6,163	$7,485

     Intersegment revenues totaling $2,594,000 and $2,664,000 have been eliminated from the segment totals presented above for the three month periods ended November 30, 2002 and 2001, respectively.

     One United States customer accounted for approximately 10% of sales for the three-month period ended November 30, 2002 and owed the Company $1,354,000 as of November 30, 2002.

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three month periods ended November 30, 2002 and 2001, respectively (in thousands):

	2002	2001

Total Adjusted EBITDA — for reportable segments	$6,163	$7,485
Depreciation and amortization	(4,402)	(4,811)
Amortization of debt issuance costs	(180)	(191)
Interest expense, net	(3,169)	(3,382)
(Loss) gain from sale of property, plant and equipment	(49)	9
Other	(67)	(79)

Consolidated loss before income taxes	$(1,704)	$(969)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                AND FINANCIAL CONDITION

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures of Market Risk.” Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year 2002 and Quarterly Reports on Form 10-Q to be filed by the Company during fiscal year 2003.

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

     Allowance for Doubtful Accounts. The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgements are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled $1.2 million as of both November 30, 2002 and August 31, 2002.

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

     Inventory Valuation. Cap and bottle related inventories are stated at the lower of cost (first-in, first-out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. The Company records reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

     Impairment of Assets. The Company periodically evaluates its property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on the results of operations and financial condition. No impairment loss was recognized during the three-month period ended November 30, 2002.

     Income Taxes. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, the Company includes an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through the recognition of future taxable income, except for certain foreign jurisdictions for which a full valuation has been provided. Although the deferred tax assets for which full valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. The Company has provided valuation allowances against net deferred tax assets of $1.1 million as of both November 30, 2002 and August 31, 2002.

     Impact of Equity Issuances. The Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At November 30, 2002, the Company’s credit facilities did not permit redemption of the warrants. At November 30, 2002, the carrying value of the warrants totaled $10.4 million, which represents the fair value of the instruments as determined by the Company’s management. In accordance with EITF Issue 00-19, the change in the fair value of the warrants of $19,000 was recognized as interest expense during the three-month period ended November 30, 2002.

Results of Operations

Three Months Ended November 30, 2002 Compared to the Three Months Ended November 30, 2001

     Sales. Sales decreased $2.3 million, or 4.2%, from $54.2 million for the three months ended November 30, 2001 to $51.9 million for the three months ended November 30, 2002. This decrease was primarily due to decreased sales of $2.0 million by the U.S. closure division largely due to the consolidation of a few large domestic customers which resulted in lower selling prices as well as a less favorable product mix. Equipment sales decreased $0.5 million mainly due to delays in placing of customer orders. Sales decreased $0.3 million in the United Kingdom due to decreased volume driven by market demand. Offsetting these decreases were increased sales of $0.4 million in Canada due to increased sales produced by its Toronto facility and $0.1 million in tooling due to timing of customer orders.

     Gross Profit. Gross profit decreased $1.1 million to $11.2 million for the first quarter of fiscal 2003 compared to $12.3 million for the first quarter of fiscal 2002. As a percentage of sales, gross profit decreased from 22.7% for the first quarter of fiscal 2002 to 21.6% for the same quarter in fiscal 2003. The margin decrease was primarily due to an increase in resin costs in the fourth quarter of 2002 that were not reflected in prices to contract customers during the first quarter of fiscal year 2003 and also increased utility costs.

     First quarter of fiscal 2003 direct materials, labor and overhead costs represented 38.4%, 16.5% and 27.2% of sales, respectively, compared to the first quarter of fiscal 2002 percentages of 37.1%, 15.6% and 28.5%, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $0.3 million, or 3.1%, to $8.1 million for the three months ended November 30, 2002, as compared to $8.4 million for the same period in fiscal year 2002, and increased as a percentage of sales from 15.5% for the three months ended November 30, 2001 to 15.7% for the three months ended November 30, 2002. The decrease in selling, general and administrative expenses was due to decreased expenses incurred for legal fees and bad debt expense.

     Research and Development Expenses. Research and development expense increased $0.4 million, or 49.8%, to $1.2 million for the three months ended November 30, 2002, as compared to $0.8 million for the three months ended November 30, 2001, and increased as a percentage of sales from 1.5% in the three months ended November 30, 2001 to 2.3% in the three months ended November 30, 2002. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer lists) decreased $249,000, or 55.0%, to $204,000 for the three months ended November 30, 2002, as compared to $453,000 for the three months ended November 30, 2001. The decrease was primarily due to certain intangibles related to the acquisition of Portola Allied Tool which were fully amortized during the three-month period ended November 30, 2002.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $1.0 million, or 37.4%, to $1.7 million for first quarter of fiscal year 2003 as compared to $2.7 million for the first quarter of fiscal year 2002 and decreased as a percentage of sales to 3.2% in the first quarter of fiscal year 2003 as compared to 4.9% in the same period of fiscal year 2002.

     Other (Income) Expense. Interest income remained relatively consistent at $17,000 for both of the three-month periods ended November 30, 2002 and 2001.The Company recognized a net loss of $49,000 on the sale of property, plant and equipment during the first quarter of fiscal year 2003, compared to a gain of $9,000 recognized during the first quarter of fiscal year 2002.

     Interest Expense. Interest expense decreased $0.2 million to $3.2 million for the three months ended November 30, 2002, as compared to $3.4 million for the three months ended November 30, 2001. This decrease was primarily due to the decrease in borrowings on the revolving credit facility and the effect of a decrease in the LIBOR rate during the first quarter of fiscal 2003 compared to the same period in fiscal 2002.

     Amortization of Debt Financing Costs. Amortization of debt financing costs decreased $11,000 for the three months ended November 30, 2002 to $180,000 from $191,000 for the three months ended November 30, 2001.

     Income Tax Benefit. The Company recorded a benefit from income taxes of $624,000 for the three months ended November 30, 2002 based on its pre-tax loss using an effective tax rate of 36.6%. The Company recorded a benefit from income taxes of $340,000 for the three months ended November 30, 2001 based on its pre-tax loss using an effective tax rate of 35.1%.

     Net Loss. Net loss was $1.1 million in the first quarter of fiscal year 2003 as compared to a net loss of $0.6 million in the first quarter of fiscal year 2002.

Liquidity and Capital Resources

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 2002, the Company had cash and cash equivalents of $3.8 million, a decrease of $0.8 million from August 31, 2002.

     Operating Activities. Cash provided by operations totaled $2.3 million for the three months ended November 30, 2002, which represented a $1.8 million decrease from the $4.1 million provided by operations for the three months ended November 30, 2001. Net cash provided by operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) increased $0.4 million as of November 30, 2002 to $18.5 million, as compared to $18.1 million as of August 31, 2002.

     Investing Activities. Cash used in investing activities was $2.7 million for the three months ended November 30, 2002, as compared to using $2.5 million for the three months ended November 30, 2001. In both periods, the use of cash consisted primarily of additions to property, plant and equipment.

     Financing Activities. Cash used in financing activities was $0.4 million for the first quarter of fiscal year 2003 as compared to cash used in financing activities of $0.1 million for the first quarter of fiscal year 2002. In the first quarter of fiscal years 2003 and 2002, there was no significant new financing activity.

     Cash and Cash Equivalents. At November 30, 2002, the Company had $3.8 million in cash and cash equivalents as well as borrowing capacity of approximately $30.9 million under the revolving credit line, less a minimum availability requirement of $3.0 million. Management believes that these resources together with anticipated cash flows from operations, will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal year 2003. The Company may require additional funds to support other purposes and may seek to raise these additional funds through debt financing or through other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to the Company. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in Item 2 of this document entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Factors.”

Off-Balance Sheet Arrangements

     On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations” and Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) for off-balance sheet arrangements.

Contractual Obligations

     The following additional information is provided to assist financial statement users.

	Payments Due by Period

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

	(dollars in thousands)

Contractual Obligations:
Long-Term Debt, including current portion:
Senior Notes (1)	$110,000	—	$110,000	—	—
Revolver (2)	$9,454	—	$9,454	—	—
Capital Lease Obligations (3)	$774	$429	$345	—	—
Redeemable Warrants (4)	$10,378	—	$10,378	—	—
Operating Lease Obligations (5)	$21,446	$2,303	$6,746	$2,759	$9,638
Guarantees (6)	$1,224	—	$348	—	$876

(1)	On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

(2)	Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At November 30, 2002, the Bank Prime Loan rate and the LIBOR Loan rate were 4.25% and 1.75%, respectively.

(3)	The Company acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	As of November 30, 2002, the Company had two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At November 30, 2002, the Company’s credit facilities did not permit redemption of the warrants. At November 30, 2002, the carrying value of the warrants totaled $10.4 million, which represents the fair value of the instruments as determined by the Company’s management. The fair value of the warrants was estimated at November 30, 2002 using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 2.07% and 4.00%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

(5)	The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2003 is estimated to be $2.7 million.

(6)	The Company has issued a letter of credit that guarantees $280,637 of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company has issued a letter of credit that also guarantees a loan of $348,037 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of November 30, 2002.

In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guarantees approximately $595,000 in future lease payments relating to the lease at November 30, 2002.

Related Party Transactions

     The Company incurs certain related party transactions throughout the course of its business. There have been no significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 14 of Notes to Consolidated Financial Statements of the Company’s most recent annual report on Form 10-K.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 apply to all business combinations after June 30, 2001. Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and reviewed for impairment. Based on this review, the Company did not record an impairment loss during the fiscal year ended August 31, 2002. An event did not transpire that would require management to review for goodwill impairment as of November 30, 2002.

     Effective September 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The impact of adopting SFAS No. 143 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The impact of adopting SFAS No. 144 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The impact of adopting SFAS No. 146 was not material to the Company’s financial statements for the first quarter of fiscal year 2003.

     Effective December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will be adopted in fiscal year 2004 and is not expected to have a material impact on the Company’s results of operations or financial condition.

Risk Factors

     The following risk factors, in addition to the risks described elsewhere in the description of the Company’s business in this report, including, without limitation, those described under the caption “Quantitative and Qualitative Disclosures About Market Risk” may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by the Company or its representatives:

Substantial Leverage; Limitations Associated with Restrictive Covenants

     At November 30, 2002, the Company had indebtedness outstanding of approximately $130.6 million. $110.0 million of this amount represented the principal amount of the senior notes issued by the Company on October 1, 1995, which is due in 2005; $9.5 million of the balance represented funds drawn under the Company’s $50.0 million revolving line of credit; and $0.7 million of the indebtedness was principally comprised of capital lease obligations. The Company’s total indebtedness at November 30, 2002 included redeemable warrants with a carrying value of $10.4 million. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations” for additional information on the redeemable warrants.

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

     The Company’s credit facilities contain numerous restrictive covenants that may limit the Company’s operational and financing flexibility. A failure to comply with the obligations contained in the credit facilities or any agreements with respect to future indebtedness could result in an event of default under such agreements that could permit acceleration of the related debt and acceleration of debt under other agreements that may contain cross-acceleration or cross-default provisions. Other indebtedness of the Company that may be incurred in the future may contain financial or other covenants more restrictive than those applicable to the Company’s senior notes or credit facilities. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations” for additional information regarding the Company’s senior notes and credit facilities.

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

Limitations on Repurchase of Notes

     Upon a change of control of the Company (as defined is the Company’s senior notes), each holder of senior notes will have certain rights to require the Company to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under the Company’s credit facilities and, since indebtedness under the credit facilities will effectively rank senior in priority to indebtedness under the senior notes, the Company would be obligated to repay indebtedness under the credit facilities in advance of indebtedness under the senior notes. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Factors, Effective Subordination of Notes in Certain Circumstances.” The Company’s repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings which the Company may enter into from time to time, including agreements relating to secured indebtedness. Failure by the Company to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the credit facilities is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facilities or (ii) five business days after receipt by the Company of written notice of such acceleration. In the event all of the senior notes are declared due and payable, the Company’s ability to repay the senior notes would be subject to the limitations referred to above.

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

Competition

     While no single competitor offers products that compete with all of the Company’s product lines, the Company faces direct competition in each of those lines from a number of companies, many of which have financial and other resources that are substantially greater than those of the Company. The Company can expect to meet significant competition from existing and new competitors with entrenched positions in respect of its existing product lines as well as in respect of new products the Company might introduce. The Company has experienced a negative impact due to competitor pricing. Further, numerous well-capitalized competitors might expand their product offerings, either through internal product development or acquisitions of the Company’s direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect the Company’s ability to compete. A significant increase in competition through technological innovations or offerings of lower prices products or what the Company has begun to note as a continuing proliferation of new packaging applications that the Company can not serve because sufficient technology or financial and marketing resources might not be available to it, could have a significant adverse effect on the Company’s financial condition and results of operations. Additionally, the Company from time to time also faces direct competition from bottling companies and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources.

Customer Consolidations

     The dairy, water and juice industries continue a pattern of consolidation through mergers and acquisitions. As a result, the Company’s top ten customers may continue to be a growing segment of the Company’s business. Loss of one of these customers or changes in the procurement practices in the form of pricing pressures of one or more major customers could have a significant adverse effect on the Company’s financial condition. Dairy and water consolidations have had a negative impact on the Company during the first quarter of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations.”

Consumer Complaints; Governmental Regulation; Risk of Contamination

     Many of the Company’s products are used to cap food and beverage products. The Company has been an industry leader in designing closures that are tamper-proof and highly resistant to contamination of the product sold to the end-consumer. From time to time in the past, the Company and other producers of similar products have received complaints from an insignificant number of customers and end-consumers’ claiming that such products might cause or almost caused injury to the end-consumer. In some instances such claims have alleged defects in manufacture or faulty design of the Company’s closures. In the event an end-consumer might suffer a harmful accident, the Company could incur substantial costs in responding to complaints or litigation. Further, if any of the Company’s products were found to be defective, the Company could incur significant costs in correcting any defects and suffer a loss of revenues derived from such products. A substantial portion of such costs might not be covered by insurance. To date, however, no such claims have been adjudicated adversely to the Company, and the Company has had to pay only insignificant amounts in settlement of such claims. To counter the possibility of adverse events of the type discussed, the Company is continuing its efforts in the areas of materials research, quality control and testing during and after the manufacturing process to produce products that are safe for their intended uses.

     The Company’s products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies to the extent that such agencies that might have jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other food and beverage products. A change in government regulation could adversely affect the Company. There can be no assurance that federal, state or foreign authorities will not issue regulations in the future that could materially increase the Company’s costs of manufacturing certain of its products.

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

Possible Adverse Effect of Changes in Resin Prices

     The Company’s products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin accounts for a significant portion of the Company’s cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations, resulting from shortages in supply, changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced and other factors. Significant increases in resin prices, coupled with an inability to pass such increases on to customers promptly, would have a material adverse effect on the Company’s financial condition and results of operations. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing gross margin percentages. Similarly, if resin prices decrease, customers would typically expect rapid pass-through of the decrease, and there can be no assurance that the Company would be able to maintain its margin percentages. Resin price increases had a negative impact on the Company during the first quarter of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Resin Price Sensitivity.”

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

Absence of a Public Market for the Company’s Securities

     There is no public market for the Company’s Common Stock, and it is not expected that one will develop. In addition, as there are substantial restrictions on the ability of a holder of the Company’s Common Stock to transfer shares of such stock and as the Company’s ability to repurchase its Common Stock is limited by its credit facility agreement, it is difficult for a stockholder of the Company to divest itself of its investment in the Company. Furthermore, the Company historically has not paid dividends to its stockholders.

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

Exchange Rate Sensitivity

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three-month period ended November 30, 2002, the Company incurred $38,000 in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

     The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China and elsewhere in Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant. One United States customer accounted for approximately 10% of sales for the three-month period ended November 30, 2002 and owed the Company $1.4 million as of November 30, 2002.

Resin Price Sensitivity

     The majority of the Company’s products are molded from various plastic resins which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the fourth quarter of fiscal 2002, the Company incurred increases in resin prices. The Company passes the majority of these increases on to its customers depending upon the competitive environment and contractual terms for customers with contracts. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company. Resin price increases had a negative impact on the Company during the first quarter of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.

     Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company’s management, including its principal executive and accounting officers, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (the “Disclosure Controls”), and its “internal controls and procedures” (the “Internal Controls”) for financial reporting (the “Controls Evaluation”). The Company’s Internal Controls were also evaluated by personnel in the Company’s finance department.

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the principal executive and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

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

     Changes in Internal Controls. In accord with SEC requirements, the principal executive and accounting officers note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          None.

(b)     Reports on Form 8-K

On November 27, 2002, the Company filed a report on Form 8-K which reported under Item 9 the filing of the certifications required by section 1350 of chapter 63 of title 18 of the United States Code as created by section 906 of the Sarbanes-Oxley Act of 2002, which were filed as exhibits thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: January 13, 2003	/s/ Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATION

I, Jack L. Watts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portola Packaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ Jack L. Watts

Jack L. Watts Chief Executive Officer, Chairman of the Board and a Director

CERTIFICATION

I, James A. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portola Packaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ James A. Taylor

James A. Taylor President and Chief Operating Officer

CERTIFICATION

I, Dennis L. Berg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portola Packaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer