Form 10-Q
period 2003-02-28
PORTOLA PACKAGING INC
filed 2003-04-09
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 33-95318

PORTOLA PACKAGING, INC. (Exact name of Registrant as specified in its charter)

Delaware	94-1582719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

890 Faulstich Court San Jose, California 95112 (Address of principal executive offices, including zip code)

(408) 453-8840 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       YES ☒          NO    ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☐       NO   ☒.

11,902,360 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,767,368 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at March 31, 2003.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 28,	August 31,
	2003	2002

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,617	$4,566
Accounts receivable, net	25,563	25,810
Inventories	11,073	13,272
Other current assets	4,001	2,533
Deferred income taxes	672	643

Total current assets	45,926	46,824

Property, plant and equipment, net	67,943	71,455
Goodwill, net	10,465	10,342
Patents, net	2,839	3,127
Debt financing costs, net	1,930	2,280
Covenants not-to-compete, trademarks and other intangible assets, net	551	540
Other assets, net	1,696	2,021
Deferred income taxes	1,061	—

Total assets	$132,411	$136,589

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$427	$426
Accounts payable	12,705	13,828
Accrued liabilities	8,369	6,746
Accrued compensation	3,752	2,749
Accrued interest	4,928	4,928

Total current liabilities	30,181	28,677

Long-term debt, less current portion	118,614	120,126
Redeemable warrants to purchase Class A Common Stock	10,291	10,359
Deferred income taxes	—	1,601
Other long-term obligations	527	681

Total liabilities	159,613	161,444

Minority interest	49	58

Commitments and contingencies (Note 8)

Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,597 shares in both periods	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in both periods	1	1
Additional paid-in capital	6,570	6,570
Notes receivable from shareholders	(161)	(158)
Accumulated other comprehensive loss	(2,302)	(2,318)
Accumulated deficit	(31,369)	(29,018)

Total shareholders’ equity (deficit)	(27,251)	(24,913)

Total liabilities, minority interest and shareholders’ equity (deficit)	$132,411	$136,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/03	2/28/02	2/28/03	2/28/02

	(unaudited)		(unaudited)

Sales	$51,108	$47,952	$103,062	$102,199
Cost of sales	40,671	36,314	81,990	78,246

Gross profit	10,437	11,638	21,072	23,953

Selling, general and administrative	7,581	7,714	15,156	16,118
Research and development	1,226	773	2,415	1,562
Amortization of intangibles	228	453	432	906
Restructuring costs	405	—	405	—

	9,440	8,940	18,408	18,586

Income from operations	997	2,698	2,664	5,367

Other (income) expense:
Interest income	(14)	(20)	(31)	(37)
Interest expense	3,101	3,270	6,268	6,669
Warrant interest income	(87)	(26)	(68)	(26)
Amortization of debt financing costs	193	185	373	376
(Gain) loss from sale of property, plant and equipment	(20)	3	29	(6)
Other (income) expense, net	(6)	40	(25)	114

	3,167	3,452	6,546	7,090

Loss before income taxes	(2,170)	(754)	(3,882)	(1,723)

Income tax benefit	(905)	(239)	(1,531)	(579)

Net loss	$(1,265)	$(515)	$(2,351)	$(1,144)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months
	Ended February 28,

	2003	2002

	(unaudited)

Cash flows provided by operating activities:	$6,420	$9,114

Cash flows from investing activities:
Additions to property, plant and equipment	(4,999)	(5,331)
Proceeds from sale of property, plant and equipment	85	338
Decrease (increase) in other assets, net	188	(159)

Net cash used in investing activities	(4,726)	(5,152)

Cash flows from financing activities:
(Repayments) under revolver, net	(1,383)	(2,817)
(Repayments) under long-term debt obligations, net	(128)	(237)
Payments on covenants not-to-compete agreements	(41)	(41)
Repurchase of common stock	—	(75)
Distributions to minority owners	(47)	(16)

Net cash used in financing activities	(1,599)	(3,186)

Effect of exchange rate changes on cash	(44)	(33)

Increase in cash and cash equivalents	51	743
Cash and cash equivalents at beginning of period	4,566	3,315

Cash and cash equivalents at end of period	$4,617	$4,058

Supplemental disclosure of non-cash information:

Forgiveness on note receivable from shareholder	$—	$60

Increase in note receivable from shareholder	$(3)	$(8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2003.

2.      Recent Accounting Pronouncements:

     Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the fiscal year ended August 31, 2002. An event did not transpire that would require management to review goodwill for impairment as of February 28, 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The impact of adopting SFAS No. 143 was not material to the Company’s financial statements for the first six months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The impact of adopting SFAS No. 144 was not material to the Company’s financial statements for the first six months of fiscal year 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     Effective September 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to the Company’s financial statements for the first six months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. During the second quarter of fiscal year 2003, the Company incurred restructuring charges of $405,000, which were determined in accordance with the provisions of SFAS No. 146 (see Note 5).

     Effective December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123. The interim disclosures are required for periods beginning after December 15, 2002, therefore, the Company will adopt these interim disclosures for the quarter ended May 31, 2003. The annual disclosures will be adopted for the year ended August 31, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

3.      Reclassifications:

     Certain first quarter of fiscal year 2003 balances have been reclassified to conform with the current quarter financial statement presentation.

4.      Other Comprehensive Loss:

     Other comprehensive loss consisted of cumulative foreign currency translation adjustments of $150,000 and $64,000 for the three month periods ended February 28, 2003 and 2002, respectively, and $16,000 and $548,000 for the six month periods ended February 28, 2003 and 2002, respectively.

5.      Restructuring:

     During the second quarter of fiscal year 2003, the Company announced a restructuring plan to reduce its work force and incurred restructuring charges of $405,000 for employee severance costs. The restructuring affected 9 employees in production, 9 employees in general and administration, 4 employees in customer service, 2 employees in research and development and one employee in sales, totaling 25 severed employees. As of February 28, 2003, approximately $141,000 had been charged against the restructuring reserve for the employee severance costs.

6.      Inventories:

     As of February 28, 2003 and August 31, 2002, inventories consisted of the following (in thousands):

	February 28,	August 31,
	2003	2002

	(unaudited)

Raw materials	$6,029	$6,644
Work in process	797	1,047
Finished goods	4,247	5,581

	$11,073	$13,272

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.      Goodwill and Intangible Assets:

     As of February 28, 2003 and August 31, 2002, goodwill and accumulated amortization by segment category (see Note 9) consisted of the following (in thousands):

	February 28, 2003		August 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(unaudited)

Goodwill:
United States	$12,585	$(6,667)	$12,585	$(6,667)
Canada	4,146	(1,158)	3,975	(1,110)
Mexico	3,801	(2,534)	3,801	(2,534)
China	392	(185)	392	(185)
Other	449	(364)	449	(364)

Total consolidated	$21,373	$(10,908)	$21,202	$(10,860)

     The change in the gross carrying amount and accumulated amortization for Canada from August 31, 2002 to February 28, 2003 was due to foreign currency translation. The Company has not recognized any impairment losses for the three and six month periods ended February 28, 2003.

     In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets range from one to thirteen years. The components of the Company’s intangible assets are as follows:

	February 28, 2003		August 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)		(in thousands)

Intangible assets:
Patents	$9,623	$(6,784)	$9,621	$(6,494)
Debt financing costs	6,003	(4,073)	5,966	(3,686)
Covenants not-to-compete	555	(297)	555	(252)
Trademarks	360	(260)	360	(200)
Technology and other	275	(82)	374	(297)

Total consolidated	$16,816	$(11,496)	$16,876	$(10,929)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt financing costs, for the six month period ended February 28, 2003 was $805,000 and is estimated to be $1,610,000 for the full fiscal year 2003, $1,819,000 in fiscal 2004, $936,000 in fiscal 2005, $419,000 in fiscal 2006, $272,000 in fiscal 2007, $149,000 in fiscal 2008 and $920,000 in the remaining years thereafter.

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

Commitments and Contingencies:

     The Company has issued a letter of credit that guarantees $303,584 of a loan related to the purchase of machinery for Capsnap Europe Packaging Gmb.H’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company has also issued a letter of credit that guarantees a loan of $376,495 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 28, 2003.

     In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guarantees approximately $595,000 in future lease payments relating to the lease as of February 28, 2003.

9.      Segment Information:

     The Company’s reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico produce both closure and bottle product lines and the United States and China produce closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool, and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents income (loss) before income taxes, depreciation of property, plant and equipment, net interest expense (excluding warrant interest (income) expense), amortization of debt issuance costs, amortization of intangible assets, restructuring charges, and gains and losses on both foreign exchange and sale of assets. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents information about reported segments for the three and six month periods ended February 28, 2003 and 2002, respectively (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/03	2/28/02	2/28/03	2/28/02

	Unaudited		Unaudited

Revenues:
United States	$29,192	$28,031	$58,521	$59,271
Canada	6,726	5,889	13,626	12,354
United Kingdom	8,384	7,333	16,871	16,109
Mexico	3,150	3,293	6,776	6,922
China	465	670	1,069	1,247
Other	3,191	2,736	6,199	6,296

Total consolidated	$51,108	$47,952	$103,062	$102,199

Adjusted EBITDA:
United States	$5,804	$7,283	$11,420	$14,263
Canada	900	835	1,744	1,453
United Kingdom	1,857	1,308	3,712	3,158
Mexico	516	481	1,141	1,148
China	2	114	42	186
Other	(3,410)	(2,573)	(6,233)	(5,276)

Total consolidated	$5,669	$7,448	$11,826	$14,932

     Intersegment revenues totaling $2,097,000 and $2,397,000 have been eliminated from the segment totals presented above for the three month periods ended February 28, 2003 and 2002, respectively, and $4,691,000 and $5,061,000 for the six month periods ended February 28, 2003 and 2002, respectively.

     One United States customer accounted for approximately 10% of sales for both the three and six month periods ended February 28, 2003, and owed the Company approximately $1,444,000 as of February 28, 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three and six month periods ended February 28, 2003 and 2002 (in thousands):

	For the Three Months Ended		For the Six Months Ended

	2/28/03	2/28/02	2/28/03	2/28/02

Total Adjusted EBITDA – for reportable segments	$5,669	$7,448	$11,826	$14,932
Depreciation and amortization	(4,342)	(4,764)	(8,744)	(9,576)
Amortization of debt issuance costs	(193)	(185)	(373)	(376)
Interest expense, net	(3,087)	(3,250)	(6,237)	(6,632)
Restructuring charges	(405)	—	(405)	—
Gain (loss) from sale of property, plant and equipment	20	(3)	(29)	6
Other	168	—	80	(77)

Consolidated loss before income taxes	$(2,170)	$(754)	$(3,882)	$(1,723)

10.      Subsequent Event:

     The annual meeting of the stockholders of the Company was held on April 1, 2003. As a result of this meeting, four of the five members of the Board of Directs were re-elected, one member stepped down and was replaced, and an additional member was elected for a total of six members. In addition, PricewaterhouseCoopers LLP was selected as the independent public accounting firm for the Company for the fiscal year ending August 31, 2003.

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

Critical Accounting Policies and Estimates

     General. The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above. The Company believes that the following accounting policies are critical due to the degree of estimation required.

     Allowance for Doubtful Accounts. The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled $1.3 million and $1.2 million as of February 28, 2003 and August 31, 2002, respectively.

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

     Impairment of Assets. The Company periodically evaluates its property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on the results of operations and financial condition. No impairment loss was recognized during the six month period ended February 28, 2003.

     Income Taxes. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, the Company includes an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized through the recognition of future taxable income, except for certain foreign jurisdictions for which a full valuation has been provided. Although the deferred tax assets for which full valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. The Company has provided valuation allowances against net deferred tax assets of $1.1 million as of both February 28, 2003 and August 31, 2002.

     Impact of Equity Issuances. The Company has two outstanding warrants, which are redeemable at the option of the holder upon sixty days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At February 28, 2003, the Company’s credit facilities did not permit redemption of the warrants. At February 28, 2003, the carrying value of the warrants totaled $10.3 million, which represents the fair value of the instruments as determined by the Company’s management. In accordance with EITF Issue 00-19, the change in the fair value of the warrants of $87,000 and $68,000 was recognized as interest income during the three and six month periods ended February 28, 2003, respectively.

Results of Operations

Three Months Ended February 28, 2003 Compared to the Three Months Ended February 28, 2002

     Sales. Sales increased $3.1 million, or 6.6%, from $48.0 million for the three months ended February 28, 2002 to $51.1 million for the three months ended February 28, 2003. This increase was due to increased sales of $1.1 million in the U.S. Closure division due to price increases driven by increased resin costs, and increased sales of $1.0 million and $0.8 million in the United Kingdom and Canada, respectively, due to growth in operations. Equipment sales increased $0.7 million due to the timing of customer orders. Offsetting these increases were decreased sales of $0.2 million, $0.2 million and $0.1 million in tooling, China and Mexico, respectively, due to decreased volume driven by market demand.

     Gross Profit. Gross profit decreased $1.2 million to $10.4 million for the second quarter of fiscal 2003 compared to $11.6 million for the second quarter of fiscal 2002. As a percentage of sales, gross profit decreased from 24.2% for the second quarter of fiscal 2002 to 20.4% for the same quarter in fiscal 2003. The margin decrease was primarily due to rapidly increasing resin costs that were not reflected in prices to contract customers during the second quarter of fiscal year 2003, as well as product mix and dairy customer consolidation which resulted in lower selling prices, and due to increased utility and employee costs.

     Second quarter of fiscal 2003 direct materials, labor and overhead costs represented 37.0%, 17.3% and 28.0% of sales, respectively, compared to the second quarter of fiscal 2002 percentages of 34.1%, 17.2% and 28.2%, respectively. Direct material costs increased for the second quarter of fiscal year 2003 compared to the second quarter of 2002 due to an increase in resin prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 1.7%, to $7.6 million for the three months ended February 28, 2003, as compared to $7.7 million for the same period in fiscal year 2002, and decreased as a percentage of sales from 16.1% for the three months ended February 28, 2002 to 14.8% for the three months ended February 28, 2003. The decrease in selling, general and administrative expenses was due to decreased expenses incurred for bonus costs.

     Research and Development Expenses. Research and development expense increased $0.4 million, or 58.6%, to $1.2 million for the three months ended February 28, 2003, as compared to $0.8 million for the three months ended February 28, 2002, and increased as a percentage of sales from 1.6% in the three months ended February 28, 2002 to 2.4% in the three months ended February 28, 2003. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products as well as an increase in employee costs.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer lists) decreased $0.3 million, or 49.7%, to $0.2 million for the three months ended February 28, 2003, as compared to $0.5 million for the three months ended February 28, 2002. The decrease was primarily due to certain intangibles related to the acquisitions of Portola Allied Tool and Consumer Cap Corporation which were fully amortized during the three month period ended November 30, 2002.

     Restructuring. During the second quarter of fiscal year 2003, the Company announced a restructuring plan to reduce its work force and incurred restructuring charges of $405,000 for employee severance costs. The restructuring affected 9 employees in production, 9 employees in general and administration, 4 employees in customer service, 2 employees in research and development and one employee in sales, totaling 25 severed employees. As of February 28, 2003, approximately $141,000 had been charged against the restructuring reserve for the employee severance costs.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $1.7 million, or 63.1%, to $1.0 million for second quarter of fiscal year 2003 as compared to $2.7 million for the second quarter of fiscal year 2002 and decreased as a percentage of sales to 2.0% in the second quarter of fiscal year 2003 as compared to 5.6% in the same period of fiscal year 2002.

     Other (Income) Expense. Interest income decreased $6,000 for the three month period ended February 28, 2003 compared to the same period ended February 28, 2002. Warrant interest income increased $61,000 to $87,000 for the three month period ended February 28, 2003, compared to $26,000 for the same period in fiscal year 2002 due to the change in the fair market value of the warrants as of February 28, 2003. The Company recognized a net gain of $20,000 on the sale of property, plant and equipment during the second quarter of fiscal year 2003, compared to a loss of $3,000 recognized during the second quarter of fiscal year 2002.

     Interest Expense. Interest expense decreased $0.2 million to $3.1 million for the three months ended February 28, 2003, as compared to $3.3 million for the three months ended February 28, 2002. This decrease was primarily due to the decrease in the borrowings under the revolving credit facility and the effect of a decrease in the LIBOR rate during the second quarter of fiscal 2003 compared to the same period in fiscal 2002.

     Amortization of Debt Financing Costs. Amortization of debt financing costs remained relatively consistent at approximately $0.2 million for the three month periods ended February 28, 2003 and 2002.

     Income Tax Benefit. The Company recorded a benefit from income taxes of $0.9 million for the three month period ended February 28, 2003 based on its pre-tax loss using an effective tax rate of 41.7%. The Company recorded a benefit from income taxes of $0.2 million for the three month period ended February 28, 2002 based on its pre-tax loss using an effective tax rate of 31.7%.

     Net Loss. Net loss was $1.3 million in the second quarter of fiscal year 2003 as compared to a net loss of $0.5 million in the second quarter of fiscal year 2002.

Six Months Ended February 28, 2003 Compared to the Six Months Ended February 28, 2002

     Sales. For the first six months of fiscal year 2003, sales were $103.1 million compared to $102.2 million for the first six months of fiscal year 2002, an increase of $0.9 million, or 0.8%. The increase in sales for the first six months of fiscal 2003 compared to the same period in fiscal 2002 was mainly attributable to increased sales of $1.3 million and $0.8 million in Canada and the United Kingdom, respectively, due to growth in operations. Equipment sales increased $0.2 million due to the timing of customer orders. Offsetting these increases were decreased sales of $0.8 million from the U.S. closure division due to the consolidation of a few large domestic customers which resulted in lower selling prices as well as a less favorable product mix. Sales decreased $0.2 million for both China and Mexico, due to decreased volume driven by market demand. Bottle sales decreased $0.2 million due to the discontinuation of one of the Company’s consolidated joint ventures.

     Gross Profit. Gross profit decreased $2.9 million, or 12.0%, to $21.1 million for the six months ended February 28, 2003, from $24.0 million for the same period in fiscal year 2002. Gross profit as a percentage of sales decreased to 20.5% for the six month period ended February 28, 2003 compared to 23.4% for the six month period ended February 28, 2002. The margin decrease was primarily due to rapidly increasing resin costs that were not reflected in prices to contract customers during the first six months of fiscal year 2003, as well as product mix and dairy customer consolidation which resulted in lower selling prices, and due to increased utility and employee costs.

     For the first six months of fiscal 2003 direct materials, labor and overhead costs represented 37.7%, 17.0% and 28.0% of sales, respectively, compared to the first six months of fiscal 2002 percentages of 35.7%, 16.1% and 28.5%, respectively. Direct material costs increased for the six month period ended February 28, 2003 compared to the six month period ended February 28, 2002 due to an increase in resin prices.

     Selling, General and Administrative Expenses. For the six months ended February 28, 2003, selling, general and administrative expenses were $15.1 million, a decrease of $1.0 million, or 6.0%, from $16.1 million for the same period in fiscal year 2002. As a percentage of sales, the selling, general and administrative expenses were 14.7% for the six months ended February 28, 2003 as compared to 15.8% for the same period in fiscal year 2002. These decreases were primarily due to decreased expenses incurred for bonus costs, bad debt expense and legal fees.

     Research and Development Expenses. Research and development expense increased $0.8 million to $2.4 million for the six month period ended February 28, 2003 as compared to $1.6 million for the same period in fiscal 2002. As a percentage of sales, research and development expense was 2.3% for the six months ended February 28, 2003 as compared to 1.5% for the same period in fiscal 2002. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products as well as an increase in employee costs.

     Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer lists) decreased $0.5 million, or 52.3%, to $0.4 million for the six months ended February 28, 2003 as compared to $0.9 million for the same period in fiscal 2002. The decrease was primarily due to certain intangibles related to the acquisitions of Portola Allied Tool and Consumer Cap Corporation, which were fully amortized during the six month period ended February 28, 2003.

     Restructuring. During the second quarter of fiscal year 2003, the Company announced a restructuring plan to reduce its work force and incurred restructuring charges of $405,000 for employee severance costs. The restructuring affected 9 employees in production, 9 employees in general and administration, 4 employees in customer service, 2 employees in research and development and one employee in sales, totaling 25 severed employees. As of February 28, 2003, approximately $141,000 had been charged against the restructuring reserve for the employee severance costs.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $2.7 million, or 50.4%, to $2.7 million for the first six months of fiscal year 2003 as compared to $5.4 million for the first six months of fiscal year 2002 and decreased as a percentage of sales to 2.6% in the second quarter of fiscal year 2003 as compared to 5.3% in the same period of fiscal year 2002.

     Other (Income) Expense. Interest income decreased $6,000 for the six month period ended February 28, 2003, as compared to the same period in fiscal year 2002. Warrant interest income increased $42,000 to $68,000 for the six month period ended February 28, 2003, compared to $26,000 for the same period in fiscal year 2002 due to result of the change in the fair market value of the warrants as of February 28, 2003. The Company recognized a net loss of $29,000 on the sale of property, plant and equipment during the first six months of fiscal year 2003, compared to a gain of $6,000 recognized during the second quarter of fiscal year 2002.

     Interest Expense. Interest expense decreased $0.4 million to $6.3 million for the six month period ended February 28, 2003, as compared to $6.7 million for the same period ended February 28, 2002. This decrease was primarily due to the decrease in the borrowings under the revolving credit facility and the effect of a decrease in the LIBOR rate during the six month period of fiscal 2003 as compared to the same period in fiscal 2002.

     Amortization of Debt Financing Costs. Amortization of debt financing costs remained relatively consistent at approximately $0.4 million for the six month periods ended February 28, 2003 and 2002.

     Income Tax Benefit. The Company recorded a benefit from income taxes of $1.5 million for the six month period ended February 28, 2003 based on its pre-tax loss using an effective tax rate of 39.4%. The Company recorded a benefit from income taxes of $0.6 million for the six month period ended February 28, 2002 based on its pre-tax loss using an effective tax rate of 33.6%.

     Net Loss. Net loss was $2.4 million for the six month period ended February 28, 2003 compared to a net loss of $1.1 million for the same period in fiscal year 2002.

Liquidity and Capital Resources

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 28, 2003, the Company had cash and cash equivalents of $4.6 million, an increase of $51,000 from August 31, 2002.

     Operating Activities. Cash provided by operations totaled $6.4 million for the six month period ended February 28, 2003, which represented a $2.7 million decrease from the $9.1 million provided by operations for the six months ended February 28, 2002. Net cash provided by operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) decreased $2.4 million as of February 28, 2003 to $15.7 million, as compared to $18.1 million as of August 31, 2002.

     Investing Activities. Cash used in investing activities was $4.7 million for the six month period ended February 28, 2003, as compared to using $5.2 million for the six month period ended February 28, 2002. In both periods, the use of cash consisted primarily of additions to property, plant and equipment.

     Financing Activities. Cash used in financing activities was $1.6 million for the six month period ended February 28, 2003 as compared to cash used in financing activities of $3.2 million for the six month period ended February 28, 2002. During the first six months of fiscal years 2003 and 2002, there was no significant new financing activity.

     Cash and Cash Equivalents. At February 28, 2003, the Company had $4.6 million in cash and cash equivalents as well as borrowing capacity of approximately $31.4 million under the revolving credit line, less a minimum availability requirement of $3.0 million. Management believes that these resources together with anticipated cash flows from operations will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal year 2003. The Company may require additional funds to support other purposes and may seek to raise these additional funds through debt financing or through other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to the Company. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in Item 2 of this document entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Factors.”

Off-Balance Sheet Arrangements

     On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations” and Note 8 of the Notes to Condensed Consolidated Financial Statements (unaudited) for off-balance sheet arrangements.

Contractual Obligations

     The following additional information as of February 28, 2003, is provided to assist financial statement users.

		Payments Due by Period

		Less than 1	1 - 3	4 - 5	After
	Total	Year	Years	Years	5 Years

Contractual Obligations:		(dollars in thousands)

Long-Term Debt, including current portion:
Senior Notes (1)	$110,000	—	$110,000	—	—
Revolver (2)	$8,398	—	$8,398	—	—
Capital Lease Obligations (3)	$643	$427	$214	$2	—
Redeemable Warrants (4)	$10,291	—	$10,291	—	—
Operating Lease Obligations (5)	$20,316	$2,786	$4,591	$2,779	$10,160
Guarantees (6)	$1,275	$376	—	—	$899

(1)	On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

(2)	Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At February 28, 2003, the Bank Prime Loan rate and the LIBOR Loan rate were 4.25% and 1.38%, respectively.

(3)	The Company acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	The Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At February 28, 2003, the Company’s credit facilities did not permit redemption of the warrants. At February 28, 2003, the carrying value of the warrants totaled $10.3 million, which represents the fair value of the instruments as determined by the Company’s management. The fair value of the warrants was estimated at February 28, 2003 using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 1.27% and 2.75%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

(5)	The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2003 is estimated to be $2.9 million.

(6)	The Company has issued a letter of credit that guarantees $303,584 of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company has issued a letter of credit that also guarantees a loan of $376,495 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 28, 2003.

In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guarantees approximately $595,000 in future lease payments relating to the lease at February 28, 2003.

Related Party Transactions

     The Company incurs certain related party transactions throughout the course of its business. There have been no significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 14 of Notes to Consolidated Financial Statements of the Company’s most recent annual report on Form 10-K.

Recent Accounting Pronouncements

     Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the fiscal year ended August 31, 2002. An event did not transpire that would require management to review goodwill for impairment as of February 28, 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The impact of adopting SFAS No. 143 was not material to the Company’s financial statements for the first six months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The impact of adopting SFAS No. 144 was not material to the Company’s financial statements for the first six months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to the Company’s financial statements for the first six months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. During the second quarter of fiscal year 2003, the Company incurred restructuring charges of $405,000, which were determined in accordance with the provisions of SFAS No. 146 (see Note 5).

     Effective December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123. The interim disclosures are required for periods beginning after December 15, 2002, therefore, the Company will adopt these interim disclosures for the quarter ended May 31, 2003. The annual disclosures will be adopted for the year ended August 31, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

     On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

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

Substantial Leverage; Limitations Associated with Restrictive Covenants

     At February 28, 2003, the Company had indebtedness outstanding of approximately $128.9 million. $110.0 million of this amount represented the principal amount of the senior notes issued by the Company on October 1, 1995, which is due in 2005; $8.4 million of the balance represented funds drawn under the Company’s $50.0 million revolving line of credit; and $0.2 million of the indebtedness was principally comprised of capital lease obligations. The Company’s total indebtedness at February 28, 2003 included redeemable warrants with a carrying value of $10.3 million. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations” for additional information on the redeemable warrants.

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

Limitations on Repurchase of Notes

     Upon a change of control of the Company (as defined in the Company’s senior notes), each holder of senior notes will have certain rights to require the Company to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under the Company’s credit facilities and, since indebtedness under the credit facilities will effectively rank senior in priority to indebtedness under the senior notes, the Company would be obligated to repay indebtedness under the credit facilities in advance of indebtedness under the senior notes. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Factors, Effective Subordination of Notes in Certain Circumstances.” The Company’s repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings which the Company may enter into from time to time, including agreements relating to secured indebtedness. Failure by the Company to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the credit facilities is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facilities or (ii) five business days after receipt by the Company of written notice of such acceleration. In the event all of the senior notes are declared due and payable, the Company’s ability to repay the senior notes would be subject to the limitations referred to above.

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

Competition

     While no single competitor offers products that compete with all of the Company’s product lines, the Company faces direct competition in each of those lines from a number of companies, many of which have financial and other resources that are substantially greater than those of the Company. The Company can expect to meet significant competition from existing and new competitors with entrenched positions in respect of its existing product lines as well as in respect of new products the Company might introduce. The Company has experienced a negative impact due to competitor pricing. Further, numerous well-capitalized competitors might expand their product offerings, either through internal product development or acquisitions of the Company’s direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect the Company’s ability to compete. A significant increase in competition through technological innovations or offerings of lower priced products or what the Company has begun to note as a continuing proliferation of new packaging applications that the Company can not serve because sufficient technology or financial and marketing resources might not be available to it, could have a significant adverse effect on the Company’s financial condition and results of operations. Additionally, the Company from time to time also faces direct competition from bottling companies and other food and beverage providers that elect to produce their own closures or bottles rather than purchase them from outside sources.

Customer Consolidations

     The dairy, water and juice industries continue a pattern of consolidation through mergers and acquisitions. As a result, the Company’s top ten customers may continue to be a growing segment of the Company’s business. Loss of one of these customers or changes in the procurement practices in the form of pricing pressures of one or more major customers could have a significant adverse effect on the Company’s financial condition. Dairy and water consolidations have had a negative impact on the Company during the first six months of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations.”

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

Possible Adverse Effect of Changes in Resin Prices

     The Company’s products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin accounts for a significant portion of the Company’s cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations, resulting from shortages in supply, changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced and other factors. Significant increases in resin prices, coupled with an inability to pass such increases on to customers promptly, would have a material adverse effect on the Company’s financial condition and results of operations. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing gross margin percentages. Similarly, if resin prices decrease, customers would typically expect rapid pass-through of the decrease, and there can be no assurance that the Company would be able to maintain its margin percentages. Resin price increases had a negative impact on the Company during the first six months of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Resin Price Sensitivity.”

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

     The Company sells its products internationally. The protection offered by the patent laws of foreign countries may be less than the protection offered by the United States patent laws. The Company also relies on trade secrets, proprietary information and adapted industry-wide technology to maintain its competitive position. While the Company enters into confidentiality agreements with employees, consultants, customers and potential acquisition candidates that gain access to its trade secrets and proprietary information, there can be no assurance that these measures will prevent the unauthorized disclosure or use of such.

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

Exchange Rate Sensitivity

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and six month periods ended February 28, 2003, the Company incurred $80,000 and $118,000, respectively, in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of February 28, 2003 (see Note 8).

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

     The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China and elsewhere in Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant. One United States customer accounted for approximately 10% of sales for both the three and six month periods ended February 28, 2003 and owed the Company $1.4 million as of February 28, 2003.

Resin Price Sensitivity

     The majority of the Company’s products are molded from various plastic resins which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the fourth quarter of fiscal 2002 and the first six months of fiscal 2003, the Company incurred increases in resin prices. The Company passes the majority of these increases on to its customers depending upon the competitive environment and contractual terms for customers with contracts. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company. Resin price increases had a negative impact on the Company during the first six months of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations.”

ITEM 4.      CONTROLS AND PROCEDURES

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

On January 13, 2003, the Company filed a report on Form 8-K which reported under Item 9 the filing of the certifications required by section 1350 of chapter 63 of title 18 of the United States Code as created by section 906 of the Sarbanes-Oxley Act of 2002, which were filed as exhibits thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date:	April 9, 2003	/s/ Dennis L. Berg Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATION

I, Jack L. Watts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portola Packaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003	/s/ Jack L. Watts Jack L. Watts Chief Executive Officer, Chairman of the Board and a Director

CERTIFICATION

I, James A. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portola Packaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003	/s/ James A. Taylor James A. Taylor President and Chief Operating Officer

CERTIFICATION

I, Dennis L. Berg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portola Packaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003	/s/ Dennis L. Berg Dennis L. Berg Vice President, Finance and Chief Financial Officer