Form 10-Q
period 2003-05-31
PORTOLA PACKAGING INC
filed 2003-06-30
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ]    NO [X].

11,902,360 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,767,368 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at June 30, 2003.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31,	August 31,
	2003	2002

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,156	$4,566
Accounts receivable, net	25,184	25,810
Inventories	12,455	13,272
Other current assets	4,239	2,533
Deferred income taxes	700	643

Total current assets	47,734	46,824
Property, plant and equipment, net	68,074	71,455
Goodwill, net	10,722	10,342
Patents, net	2,695	3,127
Debt financing costs, net	1,808	2,280
Covenants not-to-compete, trademarks and other intangible assets, net	541	540
Other assets, net	2,095	2,021
Deferred income taxes	1,061	—

Total assets	$134,730	$136,589

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$424	$426
Accounts payable	14,157	13,828
Accrued liabilities	9,940	6,746
Accrued compensation	3,335	2,749
Accrued interest	1,972	4,928

Total current liabilities	29,828	28,677
Long-term debt, less current portion	120,104	120,126
Redeemable warrants to purchase Class A Common Stock	10,255	10,359
Deferred income taxes	—	1,601
Other long-term obligations	465	681
Minority interest	47	58

Total liabilities	160,699	161,502

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,597 shares in both periods	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in both periods	1	1
Additional paid-in capital	6,570	6,570
Notes receivable from shareholders	(161)	(158)
Accumulated other comprehensive loss	(621)	(2,318)
Accumulated deficit	(31,768)	(29,018)

Total shareholders’ equity (deficit)	(25,969)	(24,913)

Total liabilities and shareholders’ equity (deficit)	$134,730	$136,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/03	5/31/02	5/31/03	5/31/02

	(unaudited)		(unaudited)

Sales	$53,751	$53,003	$156,813	$155,202
Cost of sales	41,814	38,635	123,804	116,881

Gross profit	11,937	14,368	33,009	38,321

Selling, general and administrative	6,624	8,028	21,780	24,146
Research and development	1,287	758	3,702	2,320
Amortization of intangibles	232	394	663	1,300
Restructuring costs	—	—	405	—

	8,143	9,180	26,550	27,766

Income from operations	3,794	5,188	6,459	10,555

Other (income) expense:
Interest income	(11)	(10)	(42)	(47)
Interest expense	3,149	3,289	9,418	9,958
Warrant interest income	(36)	(20)	(104)	(46)
Amortization of debt financing costs	182	189	555	565
Loss (gain) from sale of property, plant and equipment	3	(6)	32	(12)
Other (income) expense, net	(281)	(138)	(307)	(24)

	3,006	3,304	9,552	10,394

Income (loss) before income taxes	788	1,884	(3,093)	161
Income tax expense (benefit)	1,188	591	(343)	12

Net (loss) income	$(400)	$1,293	$(2,750)	$149

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months
	Ended May 31,

	2003	2002

	(unaudited)

Cash flows provided by operating activities:	$9,386	$13,798

Cash flows from investing activities:
Additions to property, plant and equipment	(8,546)	(8,259)
Proceeds from sale of property, plant and equipment	80	400
Increase in other assets, net	(274)	(28)

Net cash used in investing activities	(8,740)	(7,887)

Cash flows from financing activities:
Borrowings (repayments) under revolver, net	138	(4,018)
Repayments under long-term debt obligations, net	(162)	(277)
Payments on covenants not-to-compete agreements	(63)	(325)
Issuance of common stock	—	9
Repurchase of common stock	—	(75)
Distributions to minority owners	(59)	(80)

Net cash used in financing activities	(146)	(4,766)

Effect of exchange rate changes on cash	90	(37)

Increase in cash and cash equivalents	590	1,108
Cash and cash equivalents at beginning of period	4,566	3,315

Cash and cash equivalents at end of period	$5,156	$4,423

Supplemental disclosure of non-cash information:
Forgiveness on note receivable from shareholder	$—	$91

Increase in note receivable from shareholder	$(3)	$(8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K previously filed with the Securities and Exchange Commission. The August 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2003.

2.     Recent Accounting Pronouncements:

     Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the fiscal year ended August 31, 2002. No event transpired that would require management to review goodwill for impairment as of May 31, 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The impact of adopting SFAS No. 143 was not material to the Company’s financial statements for the first nine months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The impact of adopting SFAS No. 144 was not material to the Company’s financial statements for the first nine months of fiscal year 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     Effective September 1, 2002, the Company adopted SFAS No. 145, “Rescission of Financial Accounting Standards Board’s (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to the Company’s financial statements for the first nine months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. During the second quarter of fiscal year 2003, the Company incurred restructuring charges of $405,000, which were determined in accordance with the provisions of SFAS No. 146 (see Notes 7 and 11).

     Effective December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123. The Company has evaluated the impact of SFAS No. 148 and has adopted the required disclosure provisions (see Note 4).

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

     Effective April 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement shall be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

     Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

3.     Reclassifications:

     Certain first quarter of fiscal year 2003 balances have been reclassified to conform with the current quarter financial statement presentation.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.     Stock-Based Compensation:

     As of May 31, 2003, the Company has three stock option plans, which are described in Note 10 of the Company’s most recent Form 10-K. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the periods ended May 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the pro forma net (loss) income would have been reported as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/03	5/31/02	5/31/03	5/31/02

	Unaudited		Unaudited

Net (loss) income as reported	$(400)	$1,293	$(2,750)	$149
Net (loss) income - proforma	$(423)	$1,301	$(2,847)	$(83)

     These results are not likely to be representative of the effects on reported net (loss) income for future years.

5.     Other Comprehensive Income (Loss):

     Other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $1,681,000 and $384,000 for the three month periods ended May 31, 2003 and 2002, respectively, and $1,697,000 and ($164,000) for the nine month periods ended May 31, 2003 and 2002, respectively.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents information about reported segments for the three and nine month periods ended May 31, 2003 and 2002, respectively (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/03	5/31/02	5/31/03	5/31/02

	Unaudited		Unaudited

Revenues:
United States	$27,979	$30,067	$86,501	$89,338
Canada	8,123	6,563	21,749	18,918
United Kingdom	9,514	8,679	26,385	24,788
Mexico	3,970	3,511	10,746	10,433
China	725	769	1,794	2,016
Other	3,440	3,414	9,638	9,709

Total consolidated	$53,751	$53,003	$156,813	$155,202

Adjusted EBITDA:
United States	$6,798	$8,777	$18,218	$23,039
Canada	1,446	850	3,190	2,304
United Kingdom	2,549	2,141	6,261	5,299
Mexico	613	742	1,754	1,890
China	41	209	83	395
Other	(2,995)	(2,417)	(9,228)	(7,691)

Total consolidated	$8,452	$10,302	$20,278	$25,236

     Intersegment revenues totaling $2,573,000 and $2,912,000 have been eliminated from the segment totals presented above for the three month periods ended May 31, 2003 and 2002, respectively, and $7,264,000 and $7,973,000 for the nine month periods ended May 31, 2003 and 2002, respectively.

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three and nine month periods ended May 31, 2003 and 2002 (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/03	5/31/02	5/31/03	5/31/02

Total Adjusted EBITDA – for reportable segments	$8,452	$10,302	$20,278	$25,236
Depreciation and amortization	(4,623)	(4,996)	(13,366)	(14,573)
Amortization of debt issuance costs	(182)	(189)	(555)	(565)
Interest expense, net	(3,138)	(3,279)	(9,376)	(9,911)
Restructuring charges	—	—	(405)	—
(Loss)gain from sale of property, plant and equipment	(3)	6	(32)	12
Other	282	40	363	(38)

Consolidated loss before income taxes	$788	$1,884	$(3,093)	$161

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.     Restructuring:

     During the second quarter of fiscal year 2003, the Company announced a restructuring plan to reduce its work force and incurred restructuring charges of $405,000 for employee severance costs. The restructuring affected nine employees in production, nine employees in general and administration, four employees in customer service, one employee in research and development and one employee in sales, totaling twenty-four severed employees. As of May 31, 2003, approximately $196,000 had been charged against the restructuring reserve for the employee severance costs.

     The Company expects to incur additional restructuring costs in the fourth quarter of fiscal 2003 related to the closing and relocation of three plants located in San Jose and Chino, California and Sumter, South Carolina. The operations from the two California plants will be relocated to a new facility located in Tolleson, Arizona towards the end of the second quarter fiscal year 2004 for which the Company, in June 2003, entered into a fifteen-year lease commencing November 1, 2003. The Company has contracted with a broker to sell the manufacturing building in San Jose, California. The operations from the South Carolina plant will be relocated primarily to the Company’s existing facility in Kingsport, Tennessee as well as to other facilities within the Company.

8.     Inventories:

     As of May 31, 2003 and August 31, 2002, inventories consisted of the following (in thousands):

	May 31,	August 31,
	2003	2002

	(unaudited)

Raw materials	$6,850	$6,644
Work in process	710	1,047
Finished goods	4,895	5,581

	$12,455	$13,272

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.     Goodwill and Intangible Assets:

     As of May 31, 2003 and August 31, 2002, goodwill and accumulated amortization by segment category (see Note 6) consisted of the following (in thousands):

	May 31, 2003		August 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(unaudited)

Goodwill:
United States	$12,585	$(6,667)	$12,585	$(6,667)
Canada	4,502	(1,257)	3,975	(1,110)
Mexico	3,801	(2,534)	3,801	(2,534)
China	392	(185)	392	(185)
Other	449	(364)	449	(364)

Total consolidated	$21,729	$(11,007)	$21,202	$(10,860)

     The change in the gross carrying amount and accumulated amortization for Canada from August 31, 2002 to May 31, 2003 was due to foreign currency translation. The Company has not recognized any impairment losses for the three and nine month periods ended May 31, 2003.

     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets range from one to thirteen years. The components of the Company’s intangible assets are as follows (in thousands):

	May 31, 2003		August 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(unaudited)

Intangible assets:
Patents	$9,624	$(6,929)	$9,621	$(6,494)
Debt financing costs	6,091	(4,283)	5,966	(3,686)
Covenants not-to-compete	555	(320)	555	(252)
Trademarks	360	(290)	360	(200)
Technology and other	350	(114)	374	(297)

Total consolidated	$16,980	$(11,936)	$16,876	$(10,929)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt financing costs, for the nine month period ended May 31, 2003 was $1,128,000 and is estimated to be $1,623,000 for the full fiscal year 2003, $1,858,000 in fiscal 2004, $959,000 in fiscal 2005, $419,000 in fiscal 2006, $272,000 in fiscal 2007, $149,000 in fiscal 2008 and $892,000 in the remaining years thereafter.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10.     Commitments and Contingencies:

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

Commitments and Contingencies:

     The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $332,540 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company also issued a letter of credit in February 2000, expiring in February 2004, that guarantees a loan of $412,405 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2003.

     In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guarantees approximately $595,000 in future lease payments relating to the lease as of May 31, 2003.

11.     Subsequent event:

     In June 2003, the Company entered into a fifteen-year lease for a new facility in Tolleson, Arizona, commencing November 1, 2003 and contracted with a broker to sell a manufacturing building in San Jose, California related to the closing and relocation of two plants located in San Jose and Chino, California. The operations from the two plants will be relocated to the new facility in Tolleson, Arizona towards the end of the second quarter fiscal year 2004 (see Note 7).

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

     Allowance for Doubtful Accounts. The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled $1.3 million and $1.2 million as of May 31, 2003 and August 31, 2002, respectively.

     Revenue Recognition. The Company follows Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” in recognizing revenues within the Company’s financial statements. This bulletin requires, among other things, that revenue only be recognized when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations related to the sale on the part of the Company.

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

     Impairment of Assets. The Company periodically evaluates its property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on the results of operations and financial condition. No impairment loss was recognized during the nine month period ended May 31, 2003.

     Income Taxes. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, the Company includes an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets, as adjusted by valuation allowances, will be realized through the recognition of future taxable income. In this respect, a full valuation allowance has been applied to all deferred tax assets arising from certain foreign jurisdictions and a partial valuation allowance has been applied to U.S. domestic net deferred tax assets. Although the deferred tax assets for which full or partial valuation allowances have not been provided are considered realizable, actual amounts expected to be realized could be reduced if future taxable income necessary to do so is not achieved. The Company has provided valuation allowances against net deferred tax assets of $2.1 million and $1.1 million as of May 31, 2003 and August 31, 2002.

     Impact of Equity Issuances. The Company has two outstanding warrants, which are redeemable at the option of the holder upon sixty days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements, through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At May 31, 2003, the Company’s credit facilities did not permit redemption of the warrants. At May 31, 2003, the carrying value of the warrants totaled $10.3 million, which represents the fair value of the instruments as determined by the Company’s management. In accordance with EITF Issue 00-19, the change in the fair value of the warrants of $36,000 and $104,000 was recognized as interest income during the three and nine month periods May 31, 2003, respectively.

Results of Operations

Three Months Ended May 31, 2003 Compared to the Three Months Ended May 31, 2002

     Sales. Sales increased $0.7 million, or 1.4%, from $53.0 million for the three months ended May 31, 2002 to $53.7 million for the three months ended May 31, 2003. This increase was due to increased sales of $1.6 million in Canada resulting from favorable pricing due to resin related pricing increases as well as increased sales volume, and increased sales of $0.8 million in the United Kingdom and $0.5 million in Mexico due to growth in operations and product mix. Offsetting these increases was decreased sales of $2.2 million in the U.S. domestic operations due to decreased sales volumes mainly due to the general U.S. economic conditions as well as unusually cool weather and an unfavorable product mix.

     Gross Profit. Gross profit decreased $2.5 million to $11.9 million for the third quarter of fiscal 2003 compared to $14.4 million for the third quarter of fiscal 2002. As a percentage of sales, gross profit decreased from 27.1% for the third quarter of fiscal 2002 to 22.2% for the same quarter in fiscal 2003. The margin decrease occurred mainly in the U.S. domestic operations and was primarily due to increasing resin costs that were not reflected in increased prices to contract customers during the third quarter of fiscal year 2003, as well as product mix and dairy customer consolidation which resulted in lower revenue.

     Third quarter of fiscal 2003 direct materials, labor and overhead costs represented 39.0%, 15.8% and 26.4% of sales, respectively, compared to the third quarter of fiscal 2002 percentages of 34.4%, 15.5% and 27.3%, respectively. Direct material costs increased for the third quarter of fiscal year 2003 compared to the third quarter of 2002 due to increased resin prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million, or 17.2%, to $6.6 million for the three months ended May 31, 2003, as compared to $8.0 million for the same period in fiscal year 2002, and decreased as a percentage of sales from 15.1% for the three months ended May 31, 2002 to 12.4% for the three months ended May 31, 2003. The decrease in selling, general and administrative expenses was primarily due to decreased incentive compensation costs between the two quarters of fiscal years 2003 and 2002.

     Research and Development Expenses. Research and development expense increased $0.5 million, or 69.8%, to $1.3 million for the three months ended May 31, 2003, as compared to $0.8 million for the three months ended May 31, 2002, and increased as a percentage of sales from 1.4% in the three months ended May 31, 2002 to 2.4% in the three months ended May 31, 2003. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products as well as an increase in employee costs.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer lists) decreased $0.2 million, or 41.1%, to $0.2 million for the three months ended May 31, 2003, as compared to $0.4 million for the three months ended May 31, 2002. The decrease was primarily due to certain intangibles related to the acquisitions of Portola Allied Tool and Consumer Cap Corporation, which were fully amortized in March 2002 and June 2002, respectively.

     Restructuring. During the second quarter of fiscal year 2003, the Company announced a restructuring plan to reduce its work force and incurred restructuring charges of $0.4 million for employee severance costs. The restructuring affected nine employees in production, nine employees in general and administration, four employees in customer service, one employee in research and development and one employee in sales, totaling twenty-four severed employees. During the third quarter of fiscal year 2003, approximately $0.1 million had been charged against the restructuring reserve for the employee severance costs. The Company expects to record additional restructuring costs in the fourth quarter of fiscal 2003 related to pending plant closures and the relocation of affected Company operations (see Notes 7 and 11 of the Notes to Condensed Consolidated Financial Statements).

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $1.4 million, or 26.9%, to $3.8 million for third quarter of fiscal year 2003 as compared to $5.2 million for the third quarter of fiscal year 2002 and decreased as a percentage of sales to 7.1% in the third quarter of fiscal year 2003 as compared to 9.8% in the same period of fiscal year 2002.

     Other (Income) Expense. Interest income remained relatively flat for the three month period ended May 31, 2003 compared to the same period ended May 31, 2002. Warrant interest income increased $16,000 to $36,000 for the three month period ended May 31, 2003, compared to $20,000 for the same period in fiscal year 2002 due to a change in the fair market value of the warrants as of May 31, 2003. The Company recognized a net loss of $3,000 on the sale of property, plant and equipment during the third quarter of fiscal year 2003, compared to a net gain of $6,000 recognized during the third quarter of fiscal year 2002.

     Interest Expense. Interest expense decreased $0.1 million to $3.1 million for the three months ended May 31, 2003, as compared to $3.2 million for the three months ended May 31, 2002. This decrease was primarily due to the decrease in the borrowings under the revolving credit facility and the effect of a decrease in the LIBOR rate during the third quarter of fiscal 2003 compared to the same period in fiscal 2002.

     Amortization of Debt Financing Costs. Amortization of debt financing costs remained relatively consistent at approximately $0.2 million for the three month periods ended May 31, 2003 and 2002.

     Income Tax Expense. The Company recorded income tax expense of $1.2 million for the three month period ended May 31, 2003. The Company provided an additional valuation allowance related to the U.S. domestic operations, which incurred a loss for the three month period ended May 31, 2003. The Company recorded income tax expense of $0.6 million for the three month period ended May 31, 2002 based on its pre-tax income using an effective tax rate of 31.4%.

     Net (Loss) Income. Net loss was $0.4 million in the third quarter of fiscal year 2003 as compared to net income of $1.3 million in the third quarter of fiscal year 2002.

Nine Months Ended May 31, 2003 Compared to the Nine Months Ended May 31, 2002

     Sales. For the first nine months of fiscal year 2003, sales were $156.8 million compared to $155.2 million for the first nine months of fiscal year 2002, an increase of $1.6 million, or 1.0%. The increase in sales for the first nine months of fiscal 2003 compared to the same period in fiscal 2002 was mainly attributable to increased sales of $2.8 million and $1.6 million in Canada and the United Kingdom, respectively, due to favorable selling prices, increased volume growth and changes in product mix. Sales increased by $0.3 million in Mexico due to an increase in bottle sales. Equipment sales increased $0.2 million due to the timing of customer orders. Offsetting these increases were decreased sales of $2.9 million from the U.S. domestic operations due to decreased sales volume and customer consolidation which resulted in lower selling prices as well as a less favorable product mix. Sales decreased by $0.2 million in China due to lower selling prices. Bottle sales decreased by $0.2 million due to the discontinuation of one of the Company’s consolidated joint ventures during fiscal year 2002.

     Gross Profit. Gross profit decreased $5.3 million, or 13.9%, to $33.0 million for the nine months ended May 31, 2003, from $38.3 million for the same period in fiscal year 2002. Gross profit as a percentage of sales decreased to 21.0% for the nine month period ended May 31, 2003 compared to 24.7% for the nine month period ended May 31, 2002. The margin decrease occurred mainly in the U.S. domestic operations and was primarily due to rapidly increasing resin costs that were not immediately reflected in prices to contract customers during the first nine months of fiscal year 2003, as well as changes in product mix and dairy customer consolidation which resulted in lower selling prices, and to a lesser extent due to increased employee costs.

     For the first nine months of fiscal 2003 direct materials, labor and overhead costs represented 38.2%, 16.6% and 27.5% of sales, respectively, compared to the first nine months of fiscal 2002 percentages of 35.2%, 15.9% and 28.1%, respectively. Direct material costs increased for the nine month period ended May 31, 2003 compared to the nine month period ended May 31, 2002 due to increased resin prices and to a lesser extent changes in product mix.

     Selling, General and Administrative Expenses. For the nine months ended May 31, 2003, selling, general and administrative expenses were $21.8 million, a decrease of $2.3 million, or 9.7%, from $24.1 million for the same period in fiscal year 2002. As a percentage of sales, the selling, general and administrative expenses were 13.9% for the nine months ended May 31, 2003 as compared to 15.6% for the same period in fiscal year 2002. These decreases were primarily due to decreased expenses incurred for incentive compensation costs, bad debt expense and legal fees.

     Research and Development Expenses. Research and development expense increased $1.4 million to $3.7 million for the nine month period ended May 31, 2003 as compared to $2.3 million for the same period in fiscal 2002. As a percentage of sales, research and development expense was 2.4% for the nine months ended May 31, 2003 as compared to 1.5% for the same period in fiscal 2002. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products as well as an increase in consulting and employee costs.

     Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer lists) decreased $0.6 million, or 49.0%, to $0.7 million for the nine months ended May 31, 2003 as compared to $1.3 million for the same period in fiscal 2002. The decrease was primarily due to certain intangibles related to the acquisitions of Portola Allied Tool and Consumer Cap Corporation, which were fully amortized in March 2002 and June 2002, respectively.

     Restructuring. During the second quarter of fiscal year 2003, the Company announced a restructuring plan to reduce its work force and incurred restructuring charges of $0.4 million for employee severance costs. The restructuring affected nine employees in production, nine employees in general and administration, four employees in customer service, one employee in research and development and one employee in sales, totaling twenty-four severed employees. As of May 31, 2003, approximately $0.2 million had been charged against the restructuring reserve for the employee severance costs. The Company expects to record additional restructuring costs in the fourth quarter of fiscal 2003 related to pending plant closures and the relocation of affected Company operations (see Notes 7 and 11 of the Notes to Condensed Consolidated Financial Statements).

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $4.1 million, or 38.8%, to $6.5 million for the first nine months of fiscal year 2003 as compared to $10.6 million for the first nine months of fiscal year 2002 and decreased as a percentage of sales to 4.1% in the third quarter of fiscal year 2003 as compared to 6.8% in the same period of fiscal year 2002.

     Other (Income) Expense. Interest income decreased $5,000 for the nine month period ended May 31, 2003, as compared to the same period in fiscal year 2002. Warrant interest income increased $58,000 to $104,000 for the nine month period ended May 31, 2003, compared to $46,000 for the same period in fiscal year 2002 due to a change in the fair market value of the warrants as of May 31, 2003. The Company recognized a net loss of $32,000 on the sale of property, plant and equipment during the first nine months of fiscal year 2003, compared to a gain of $12,000 recognized during the first nine months of fiscal year 2002.

     Interest Expense. Interest expense decreased $0.6 million to $9.4 million for the nine month period ended May 31, 2003, as compared to $10.0 million for the same period ended May 31, 2002. This decrease was primarily due to the decrease in the borrowings under the revolving credit facility and the effect of a decrease in the LIBOR rate during the nine month period of fiscal 2003 as compared to the same period in fiscal 2002.

     Amortization of Debt Financing Costs. Amortization of debt financing costs remained relatively consistent at approximately $0.6 million for the nine month periods ended May 31, 2003 and 2002.

     Income Tax (Benefit) Expense. The Company recorded a benefit from income taxes of $0.3 million for the nine month period ended May 31, 2003. This benefit was net of an additional valuation allowance for the three month period ended May 31, 2003 related to the U.S. domestic operations, which incurred a loss for the third quarter of fiscal year 2003. The Company recorded income tax expense of $12,000 for the nine month period ended May 31, 2002 based on its pre-tax income using an effective tax rate of 7.5%.

     Net (Loss) Income. Net loss was $2.8 million for the nine month period ended May 31, 2003 compared to net income of $0.1 million for the same period in fiscal year 2002.

Liquidity and Capital Resources

     The Company has relied primarily upon cash from operations, borrowings from financial institutions and, to a lesser extent, sales of its common stock to finance its operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 2003, the Company had cash and cash equivalents of $5.2 million, an increase of $0.6 million from August 31, 2002.

     Operating Activities. Cash provided by operations totaled $9.4 million for the nine month period ended May 31, 2003, which represented a $4.4 million decrease from the $13.8 million provided by operations for the nine months ended May 31, 2002. Net cash provided by operations for the nine month periods ended May 31, 2003 and 2002 was the result of net (loss) income offset primarily by non-cash charges for depreciation and amortization. In addition, cash was provided by a decrease in accounts receivable and inventory and by an increase accounts payable and accrued liabilities. Working capital (current assets less current liabilities) decreased $0.2 million as of May 31, 2003 to $17.9 million, as compared to $18.1 million as of August 31, 2002.

     Investing Activities. Cash used in investing activities was $8.7 million for the nine month period ended May 31, 2003, as compared to using $7.9 million for the nine month period ended May 31, 2002. In both periods, the use of cash consisted primarily of additions to property, plant and equipment. Proceeds from the sale of property, plant and equipment in the first nine months of fiscal year 2003 and 2002 were $0.1 million and $0.4 million, respectively.

     Financing Activities. Cash used in financing activities was $0.1 million for the nine month period ended May 31, 2003 as compared to cash used in financing activities of $4.8 million for the nine month period ended May 31, 2002. The cash used in fiscal year 2003 was due to a $0.2 million pay down of long-term debt, $0.1 million in payments under covenants not-to-compete agreements and $0.1 million in payments to minority owners, offset by $0.2 million borrowed under the senior revolving credit facility. The cash used in fiscal year 2002 was due to a $4.0 million pay down of the senior revolving credit facility, a $0.3 million pay down of long-term debt, $0.3 million in payments under covenants not-to-compete agreements, and $0.1 million in payments to minority owners.

     Cash and Cash Equivalents. At May 31, 2003, the Company had $5.2 million in cash and cash equivalents as well as borrowing capacity of approximately $29.6 million under the revolving credit line, less a minimum availability requirement of $3.0 million. Management believes that these resources together with anticipated cash flows from operations will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal year 2003. The Company may require additional funds to support other purposes and may seek to raise these additional funds through debt financing or through other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to the Company. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in Item 2 of this document entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Factors.”

Off-Balance Sheet Arrangements

     On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations” and Note 10 of the Notes to Condensed Consolidated Financial Statements (unaudited) for off-balance sheet arrangements.

Contractual Obligations

     The following additional information as of May 31, 2003 is provided to assist financial statement users.

	Payments Due by Period

		Less than 1		4 - 5	After 5
	Total	Year	1 – 3 Years	Years	Years

Contractual Obligations:	(dollars in thousands)

Long-Term Debt, including current portion:
Senior Notes (1)	$110,000	—	$110,000	—	—
Revolver (2)	$9,918	—	$9,918	—	—
Capital Lease Obligations (3)	$610	$424	$184	$2	—
Redeemable Warrants (4)	$10,255	—	$10,255	—	—
Operating Lease Obligations (5)	$20,367	$2,881	$4,469	$2,837	$10,180
Guarantees (6)	$1,340	$412	—	—	$928

(1)	On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

(2)	Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At May 31, 2003, the Bank Prime Loan rate and the LIBOR Loan rate were 4.25% and 1.33%, respectively.

(3)	The Company acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	The Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At May 31, 2003, the Company’s credit facilities did not permit redemption of the warrants. At May 31, 2003, the carrying value of the warrants totaled $10.3 million, which represents the fair value of the instruments as determined by the Company’s management. The fair value of the warrants was estimated at May 31, 2003 using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 1.11% and 2.27%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

(5)	The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2003 is estimated to be $3.0 million.

(6)	The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $332,540 of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company also issued a letter of credit in February 2000, expiring in February 2004, that guarantees a loan of $412,405 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2003.

In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guarantees approximately $595,000 in future lease payments relating to the lease at May 31, 2003.

Related Party Transactions

     The Company incurs certain related party transactions throughout the course of its business. There have been no significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 14 of Notes to Consolidated Financial Statements of the Company’s most recent annual report on Form 10-K.

Recent Accounting Pronouncements

     Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets and, at August 31, 2002, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and review for impairment. Based on this review, the Company did not record an impairment loss during the fiscal year ended August 31, 2002. No event transpired that would require management to review goodwill for impairment as of May 31, 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The impact of adopting SFAS No. 143 was not material to the Company’s financial statements for the first nine months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The impact of adopting SFAS No. 144 was not material to the Company’s financial statements for the first nine months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 145, “Rescission of Financial Accounting Standards Board’s (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to the Company’s financial statements for the first nine months of fiscal year 2003.

     Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. During the second quarter of fiscal year 2003, the Company incurred restructuring charges of $405,000, which were determined in accordance with the provisions of SFAS No. 146 (see Notes 7 and 11 of the Notes to Condensed Consolidated Financial Statements).

     Effective December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123. The Company has evaluated the impact of SFAS No. 148 and has adopted the required disclosure provisions (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 and did not have a material impact on the Company’s results of operations or financial condition.

     Effective April 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement shall be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

     Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Substantial Leverage; Limitations Associated with Restrictive Covenants

     At May 31, 2003, the Company had indebtedness outstanding of approximately $130.8 million. $110.0 million of this amount represented the principal amount of the senior notes issued by the Company on October 1, 1995, which is due in 2005; $9.9 million of the balance represented funds drawn under the Company’s $50.0 million revolving line of credit; and $0.6 million of the indebtedness was principally comprised of capital lease obligations. The Company’s total indebtedness at May 31, 2003 included redeemable warrants with a carrying value of $10.3 million. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations” for additional information on the redeemable warrants.

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

Limitations on Repurchase of Notes

     Upon a change of control of the Company (as defined in the Company’s senior notes), each holder of senior notes will have certain rights to require the Company to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under the Company’s credit facilities and, since indebtedness under the credit facilities will effectively rank senior in priority to indebtedness under the senior notes, the Company would be obligated to repay indebtedness under the credit facilities in advance of indebtedness under the senior notes. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors, Effective Subordination of Notes in Certain Circumstances.” The Company’s repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings which the Company may enter into from time to time, including agreements relating to secured indebtedness. Failure by the Company to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the credit facilities is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facilities or (ii) five business days after receipt by the Company of written notice of such acceleration. In the event all of the senior notes are declared due and payable, the Company’s ability to repay the senior notes would be subject to the limitations referred to above.

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

Customer Consolidations

     The dairy, water and juice industries continue a pattern of consolidation through mergers and acquisitions. As a result, the Company’s top ten customers may continue to be a growing segment of the Company’s business. Loss of one of these customers or changes in the procurement practices in the form of pricing pressures of one or more major customers could have a significant adverse effect on the Company’s financial condition. Dairy and water consolidations have had a negative impact on the Company during the first nine months of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations.”

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

     The Company’s products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies to the extent that such agencies might have jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other food and beverage products. A change in government regulation could adversely affect the Company. There can be no assurance that federal, state or foreign authorities will not issue regulations in the future that could materially increase the Company’s costs of manufacturing certain of its products.

     While the Company does not believe that its employees, facilities, or products are a target for terrorists, there is a remote risk that terrorist activities could result in contamination or adulteration of its products. The Company’s products are tamper resistant, but not tamper proof. Although the Company has systems and procedures in place that are designed to prevent contamination and adulteration of raw materials used in the manufacture of its products and in its finished products, there is no assurance that a disgruntled employee or third party could not introduce an infectious substance, into packages of our finished products, either at our manufacturing plants or during shipment of our products. The Company has asked all of its employees to maintain a heightened awareness of suspicious circumstances and to be prepared to respond should the need arise. The Company has also asked its customers to inspect incoming shipments of products transported by common carrier to assure that shipments of its products have arrived intact and show no signs of external tampering. Were its products to be tampered with in a manner not readily capable of detection, the Company could experience a material adverse effect to its business, operations and financial condition.

Possible Adverse Effect of Changes in Resin Prices

     The Company’s products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin accounts for a significant portion of the Company’s cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations, resulting from shortages in supply, changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced and other factors. Significant increases in resin prices, coupled with an inability to pass such increases on to customers promptly, would have a material adverse effect on the Company’s financial condition and results of operations. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing gross margin percentages. Similarly, if resin prices decrease, customers would typically expect rapid pass-through of the decrease, and there can be no assurance that the Company would be able to maintain its margin percentages. Resin price increases had a negative impact on the Company during the first nine months of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Resin Price Sensitivity.”

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

Exchange Rate Sensitivity

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and nine month periods ended May 31, 2003, the Company realized $288,000 and $269,000, respectively, in income arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of May 31, 2003 (see Note 10 of the Notes to Condensed Consolidated Financial Statements).

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

     The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China and elsewhere in Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% of sales for both the three and nine month periods ended May 31, 2003.

Resin Price Sensitivity

     The majority of the Company’s products are molded from various plastic resins which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the fourth quarter of fiscal 2002 and the first nine months of fiscal 2003, the Company incurred increases in resin prices. The Company passes the majority of these increases on to its customers depending upon the competitive environment and contractual terms for customers with contracts. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company. Resin price increases had a negative impact on the Company during the first nine months of fiscal year 2003. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations.”

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

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the principal executive and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America.

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

     Conclusions. Based upon the Controls Evaluation, the Company’s principal executive and accounting officers have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive and accounting officers, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

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

     The annual meeting of the stockholders of the Company was held on April 1, 2003, for the purpose of electing five members of the Board of Directors of the Company and ratifying the selection by the Board of Directors of the Company’s independent public accountants for the fiscal year ending August 31, 2003. Proxies representing 6,025,908 shares of the 8,596,973 shares of Class B Common Stock, Series 1 issued and outstanding on the record date, or approximately 70.1% of the outstanding shares of such series, were received and entitled to be voted at the annual meeting. Proxies representing 822,221 shares of the 1,170,395 shares of Class B Common Stock, Series 2 issued and outstanding on the record date, or approximately 70.2% of the outstanding shares of such series, were received and entitled to be voted at the annual meeting. The holders of Class B Common Stock, Series 1 and Series 2, vote as a single class.

     Jack L. Watts, Jeffrey Pfeffer, Larry C. Williams, Christopher C. Behrens and Timothy Tomlinson each received 6,812,594 votes, representing 99.48% of all shares entitled to vote at the annual meeting. Each such individual was elected to serve as a Director of the Company until the Company’s next annual meeting or until his successor was duly appointed to serve. The holders of 6,812,594 shares entitled to vote at the annual meeting, representing approximately 99.48% of all shares represented and voting at the meeting also ratified and approved the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending August 31, 2003.

     During April 2003, Mr. Behrens resigned as a Director, and the Board of Directors appointed Martin Imbler and Robert Egan to serve as Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 9, 2003, the Company filed a report on Form 8-K which reported under Item 9 the filing of the certifications required by section 1350 of chapter 63 of title 18 of the United States Code as created by section 906 of the Sarbanes-Oxley Act of 2002, which were filed as exhibits thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC.
(Registrant)

Date: June 30, 2003	/s/ Dennis L. Berg

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ Jack L. Watts

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ James A. Taylor

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ Dennis L. Berg

Dennis L. Berg
Vice President, Finance and
Chief Financial Officer