Form 10-Q/A
period 2002-11-30
PORTOLA PACKAGING INC
filed 2003-12-11
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    NO X .

11,905,193 shares of Registrant’s $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,770,201 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 30, 2003.

INTRODUCTORY NOTE

Form 10-Q/A for the Quarterly Period ended November 30, 2002

This Amendment on Form 10-Q/A is being filed to restate certain amounts (see “Restatement” within Note 1 for discussion of significant changes) of the Company’s Consolidated Financial Statements for the quarterly period ended November 30, 2002, identified during the fourth quarter of fiscal year 2003. This filing should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2002.

In addition, the Company updated its “Results of Operations” within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect changes as discussed below.

This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on January 13, 2003.

The items amended are as follows:

     Portola Packaging, Inc. is not required to file, and is not filing, this Form 10-Q/A pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. Portola Packaging, Inc. is filing this Form 10-Q/A solely to fulfill its obligations under the Indenture, dated as of October 2, 1995, by and between Portola Packaging, Inc. and American Bank National Association.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30,
	2002	August 31,
	(unaudited)	2002

	(restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,764	$4,566
Accounts receivable, net	24,219	25,810
Inventories	12,607	13,272
Other current assets	3,006	2,533
Deferred income taxes	651	643

Total current assets	44,247	46,824
Property, plant and equipment, net	69,932	71,455
Goodwill, net	10,316	10,342
Patents, net	2,984	3,127
Debt financing costs, net	2,099	2,280
Other assets, net	2,390	2,561

Total assets	$131,968	$136,589

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$429	$426
Accounts payable	12,393	13,828
Accrued liabilities	6,188	6,746
Accrued compensation	4,507	2,749
Accrued interest	1,972	4,928

Total current liabilities	25,489	28,677
Long-term debt, less current portion	119,799	120,126
Redeemable warrants to purchase Class A Common Stock	10,378	10,359
Deferred income taxes	1,574	1,601
Other long-term obligations	593	681

Total liabilities	157,833	161,444

Minority interest	35	58

Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,597 shares in both periods	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in both periods	1	1
Additional paid-in capital	6,570	6,570
Notes receivable from shareholders	(158)	(158)
Accumulated other comprehensive loss	(1,993)	(2,318)
Accumulated deficit	(30,330)	(29,018)

Total shareholders’ equity (deficit)	(25,900)	(24,913)

Total liabilities, minority interest and shareholders’ equity (deficit)	$131,968	$136,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	For the Three Months
	Ended November 30,

	2002	2001

	(restated)

Sales	$51,954	$54,247
Cost of sales	40,682	41,962

Gross profit	11,272	12,285

Selling, general and administrative	8,142	8,404
Research and development	1,182	789
Amortization of intangibles	204	453

	9,528	9,646

Income from operations	1,744	2,639

Other (income) expense:
Interest income	(17)	(17)
Interest expense	3,186	3,399
Amortization of debt financing costs	180	191
Loss (gain) from sale of property, plant and equipment	49	(9)
Other (income) expense, net	437	453

	3,835	4,017

Loss before income taxes	(2,091)	(1,378)

Income tax benefit	(779)	(504)

Net loss	$(1,312)	$(874)

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
(Unaudited)

1.   Basis of Presentation and Restatement:

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

     During the fourth quarter of fiscal year 2003, the Company identified certain adjustments that have led us to restate our consolidated financial statements for the quarters ended November 30, 2002 and 2001, February 28, 2003 and 2002 and May 31, 2003 and 2002.

     The restatement relates to recording foreign currency gains and losses and certain inventory valuation adjustments in the prior quarters to which they relate rather than in the fourth quarter of each respective fiscal year. These adjustments, which aggregated $515,000 and $137,000 on a pre-tax basis and $309,000 and $82,000 on an after-tax basis for fiscal years ended August 31, 2003 and 2002, respectively, were presented in the historical periods to which they related. These restatements had no effect on the Company’s consolidated financial statements for the fiscal years ended August 31, 2003 and 2002.

     The impact on the consolidated balance sheets and consolidated statements of operations, as a result of the above adjustments, is as follows (in thousands). The amounts previously reported are derived from the original Form 10-Q for the quarter ended November 30, 2002 filed on January 13, 2003. The above adjustments had no impact on the previously reported consolidated statements of cash flows for the quarters ended November 30, 2002 and 2001.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As Previously	As
	Reported	Restated

At November 30, 2002:
Inventories	$12,535	$12,607
Accrued liabilities	6,343	6,188
Accumulated other comprehensive loss	(2,452)	(1,993)
Accumulated deficit	$(30,098)	$(30,330)
For the three months ended November 30, 2002
Cost of sales	$40,754	$40,682
Gross profit	11,200	11,272
Income from operations	1,672	1,744
Other (income) expense, net	(22)	437
Loss before income taxes	(1,704)	(2,091)
Income tax benefit	(624)	(779)
Net loss	$(1,080)	$(1,312)
For the three months ended November 30, 2001
Cost of sales	$41,932	$41,962
Gross profit	12,315	12,285
Income from operations	2,669	2,639
Other (income) expense, net	74	453
Loss before income taxes	(969)	(1,378)
Income tax benefit	(340)	(504)
Net loss	$(629)	$(874)

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 were not effective at November 30, 2002 and therefore had no impact on the Company’s results of operations or financial condition for the first quarter of fiscal 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – and interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. FIN 46 was not effective at November 30, 2002 and therefore had no impact on the Company’s results of operations or financial condition for the first quarter of fiscal 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     Effective April 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition for the third quarter of 2003.

     Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition for the third quarter of fiscal 2004.

3.	Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

4.	Other Comprehensive Loss:

     Other comprehensive loss consisted of cumulative foreign currency translation adjustments of $253,000 and $75,000 for the three-month periods ended November 30, 2002 and 2001, respectively.

5.	Inventories:

     As of November 30, 2002 and August 31, 2002, inventories consisted of the following (in thousands):

	November 30,
	2002	August 31,
	(unaudited)	2002

	(restated)

Raw materials	$6,070	$6,644
Work in process	1,360	1,047
Finished goods	5,177	5,581

	$12,607	$13,272

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6.	Goodwill and Intangible Assets:

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

     The Company’s reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico produce both closure and bottle product lines and the United States and China produce closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool, and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents income (loss) before income taxes, depreciation of property, plant and equipment, net interest expense (including warrant interest (income) expense and amortization of debt issuance costs), amortization of intangible assets, gains and losses on both foreign exchange and sale of assets. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, net income (loss), cash flow or other measures of performance in accordance with generally accepted accounting principles. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

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

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three month periods ended November 30, 2002 and 2001, respectively as restated (in thousands):

	2002	2001

Total Adjusted EBITDA – for reportable segments	$6,163	$7,485
Depreciation and amortization	(4,402)	(4,811)
Amortization of debt issuance costs	(180)	(191)
Interest expense, net	(3,169)	(3,382)
(Loss) gain from sale of property, plant and equipment	(49)	9
Other, as restated	(454)	(484)

Consolidated loss before income taxes, as restated	$(2,091)	$(1,374)

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q/A, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures of Market Risk.” Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year 2002 and Quarterly Reports on Form 10-Q to be filed by the Company during fiscal year 2003.

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

Results of Operations

The Company has updated its “Results of Operations” within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect restated amounts, as further described in Note 1 to the condensed consolidated financial statements.

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

     Gross Profit. Gross profit decreased $1.0 million to $11.3 million for the first quarter of fiscal 2003 compared to $12.3 million for the first quarter of fiscal 2002. As a percentage of sales, gross profit decreased from 22.6% for the first quarter of fiscal 2002 to 21.7% for the same quarter in fiscal 2003. The margin decrease was primarily due to an increase in resin costs in the fourth quarter of 2002 that were not reflected in prices to contract customers during the first quarter of fiscal year 2003 and also increased utility costs.

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

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $0.9 million, or 33.9%, to $1.7 million for first quarter of fiscal year 2003 as compared to $2.6 million for the first quarter of fiscal year 2002 and decreased as a percentage of sales to 3.4% in the first quarter of fiscal year 2003 as compared to 4.9% in the same period of fiscal year 2002.

     Other (Income) Expense. Interest income remained relatively consistent at $17,000 for both of the three-month periods ended November 30, 2002 and 2001. The Company recognized a net loss of $49,000 on the sale of property, plant and equipment during the first quarter of fiscal year 2003, compared to a gain of $9,000 recognized during the first quarter of fiscal year 2002.

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

     Income Tax Benefit. The Company recorded a benefit from income taxes of $779,000 for the three months ended November 30, 2002 based on its pre-tax loss using an effective tax rate of 37.3%. The Company recorded a benefit from income taxes of $504,000 for the three months ended November 30, 2001 based on its pre-tax loss using an effective tax rate of 36.6%.

     Net Loss. Net loss was $1.3 million in the first quarter of fiscal year 2003 as compared to a net loss of $0.9 million in the first quarter of fiscal year 2002.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 were not effective at November 30, 2003 and therefore had no impact on the Company’s results of operations or financial condition for the first quarter of fiscal 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – and interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. FIN 46 was not effective at November 30, 2002 and therefore had no impact on the Company’s results of operations or financial condition for the first quarter of fiscal 2003.

     Effective April 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition for the third quarter of 2003.

     Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition for the third quarter of fiscal 2004.

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

Exchange Rate Sensitivity

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three-month period ended November 30, 2002, the Company incurred $497,000 in losses arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

ITEM 4. CONTROLS AND PROCEDURES

     Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q/A, the Company’s management, including its principal executive and accounting officers, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (the “Disclosure Controls”), and its “internal controls and procedures” (the “Internal Controls”) for financial reporting (the “Controls Evaluation”). The Company’s Internal Controls were also evaluated by personnel in the Company’s finance department.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)	Reports on Form 8-K

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

PORTOLA PACKAGING, INC. (Registrant)

Date: December 4, 2003	/s/ Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.04	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.05	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.06	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002