Form 10-Q/A
period 2003-02-28
PORTOLA PACKAGING INC
filed 2003-12-11
CIK 788983

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

INTRODUCTORY NOTE

Form 10-Q/A for the Quarterly Period ended February 28, 2003

This Amendment on Form 10-Q/A is being filed to restate certain amounts (see “Restatement” within Note 1 for discussion on significant changes) of the Company’s Consolidated Financial Statements for the quarterly period ended February 28, 2003, identified during the fourth quarter of fiscal year 2003. This filing should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2002.

In addition, the Company updated its “Results of Operations” within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect changes as discussed below.

This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on April 9, 2003.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
___________

	February 28,
	2003	August 31,
	(unaudited)	2002

ASSETS	(restated)

Current assets:
Cash and cash equivalents	$4,617	$4,566
Accounts receivable, net	25,563	25,810
Inventories	11,217	13,272
Other current assets	4,001	2,533
Deferred income taxes	672	643

Total current assets	46,070	46,824
Property, plant and equipment, net	67,943	71,455
Goodwill, net	10,465	10,342
Patents, net	2,839	3,127
Debt financing costs, net	1,930	2,280
Covenants not-to-compete, trademarks and other intangible assets, net	551	540
Other assets, net	1,696	2,021
Deferred income taxes	1,061	—

Total assets	$132,555	$136,589

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$427	$426
Accounts payable	12,705	13,828
Accrued liabilities	8,327	6,746
Accrued compensation	3,752	2,749
Accrued interest	4,928	4,928

Total current liabilities	30,139	28,677
Long-term debt, less current portion	118,614	120,126
Redeemable warrants to purchase Class A Common Stock	10,291	10,359
Deferred income taxes	—	1,601
Other long-term obligations	527	681

Total liabilities	159,571	161,444

Minority interest	49	58

Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,597 shares in both periods	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in both periods	1	1
Additional paid-in capital	6,570	6,570
Notes receivable from shareholders	(161)	(158)
Accumulated other comprehensive loss	(2,059)	(2,318)
Accumulated deficit	(31,426)	(29,018)

Total shareholders’ equity (deficit)	(27,065)	(24,913)

Total liabilities, minority interest and shareholders’ equity (deficit)	$132,555	$136,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)
___________

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/03	2/28/02	2/28/03	2/28/02

	(restated)		(restated)

Sales	$51,108	$47,952	$103,062	$102,199
Cost of sales	40,599	36,304	81,846	78,266

Gross profit	10,509	11,648	21,216	23,933

Selling, general and administrative	7,581	7,714	15,156	16,118
Research and development	1,226	773	2,415	1,562
Amortization of intangibles	228	453	432	906
Restructuring costs	405	—	405	—

	9,440	8,940	18,408	18,586

Income from operations	1,069	2,708	2,808	5,347

Other (income) expense:
Interest income	(14)	(20)	(31)	(37)
Interest expense	3,101	3,270	6,268	6,669
Warrant interest income	(87)	(26)	(68)	(26)
Amortization of debt financing costs	193	185	373	376
(Gain) loss from sale of property, plant and equipment	(20)	3	29	(6)
Other (income) expense, net	(216)	173	218	626

	2,957	3,585	6,789	7,602

Loss before income taxes	(1,888)	(877)	(3,981)	(2,255)
Income tax benefit	(792)	(288)	(1,573)	(792)

Net loss	$(1,096)	$(589)	$(2,408)	$(1,463)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
___________

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

     The restatement relates to recording foreign currency gains and losses and certain inventory evaluation adjustments in the prior quarters to which they relate, rather than in the fourth quarter of each respective fiscal year. These adjustments, which aggregated $515,000 and $137,000 on a pre-tax basis and $309,000 and $82,000 on an after-tax basis, for fiscal years ended August 31, 2003 and 2002, respectively, were presented in the historical periods to which they related. These restatements had no effect on the Company’s consolidated financial statements for the fiscal years ended August 31, 2003 and 2002.

     The impact on the consolidated balance sheets and consolidated statements of operations, as a result of the above adjustments, is as follows (in thousands). The amounts previously reported are derived from the original Form 10-Q for the quarter ended February 28, 2003 filed on April 9, 2003. The above adjustments had no impact on the previously reported consolidated statements of cash flows for the three and six months ended February 28, 2003 and February 28, 2002.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As Previously Reported	As Restated

At February 28, 2003:
Inventories	$11,073	$11,217
Accrued liabilities	8,369	8,327
Accumulated other comprehensive loss	(2,302)	(2,059)
Accumulated deficit	$(37,369)	$(31,426)

For the three months ended:	February 28, 2003		February 28, 2002

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Cost of sales	$40,671	$40,599	$36,314	$36,304
Gross profit	10,437	10,509	11,638	11,648
Income from operations	997	1,069	2,698	2,708
Other (income) expense, net	(6)	(216)	40	173
Loss before income taxes	(2,170)	(1,888)	(754)	(877)
Income tax benefit	(905)	(792)	(239)	(288)
Net loss	$(1,265)	$(1,096)	$(515)	$(589)

For the six months ended:	February 28, 2003		February 28, 2002

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Cost of sales	$81,990	$81,846	$78,246	$78,266
Gross profit	21,072	21,216	23,953	23,933
Income from operations	2,664	2,808	5,367	5,347
Other (income) expense, net	(25)	218	114	626
Loss before income taxes	(3,882)	(3,981)	(1,723)	(2,255)
Income tax benefit	(1,531)	(1,573)	(579)	(792)
Net loss	$(2,351)	$2,408	$(1,144)	$(1,463)

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.	Recent Accounting Pronouncements:

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial condition for the second quarter of fiscal 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — and interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. FIN 46 was not effective at February 28, 2003, and therefore had no impact on the Company’s results of operations or financial condition for the first six months of fiscal 2003.

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

     Other comprehensive loss consisted of cumulative foreign currency translation adjustments of $138,000 and $473,000 for the three month periods ended February 28, 2003 and 2002, respectively, and $115,000 and $16,000 for the six month periods ended February 28, 2003 and 2002, respectively.

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

6.	Inventories:

     As of February 28, 2003 and August 31, 2002, inventories consisted of the following (in thousands):

	February 28,	August 31,
	2003	2002
	(unaudited)

	(restated)

Raw materials	$6,173	$6,644
Work in process	797	1,047
Finished goods	4,247	5,581

	$11,217	$13,272

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.	Goodwill and Intangible Assets:

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

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three and six month periods ended February 28, 2003 and 2002 as restated (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	2/28/03	2/28/02	2/28/03	2/28/02

Total Adjusted EBITDA — for reportable segments	$5,669	$7,448	$11,826	$14,932
Depreciation and amortization	(4,342)	(4,764)	(8,744)	(9,576)
Amortization of debt issuance costs	(193)	(185)	(373)	(376)
Interest expense, net	(3,087)	(3,250)	(6,237)	(6,632)
Restructuring charges	(405)	—	(405)	—
Gain (loss) from sale of property, plant and equipment	20	(3)	(29)	6
Other, as restated	450	(123)	(19)	(609)

Consolidated loss before income taxes, as restated	$(1,888)	$(877)	$(3,981)	$(2,255)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q/A, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures of Market Risk.” Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year 2002 and Quarterly Reports on Form 10-Q/A currently being filed by the Company for fiscal year 2003.

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

     Gross Profit. Gross profit decreased $1.1 million to $10.5 million for the second quarter of fiscal 2003 compared to $11.6 million for the second quarter of fiscal 2002. As a percentage of sales, gross profit decreased from 24.3% for the second quarter of fiscal 2002 to 20.6% for the same quarter in fiscal 2003. The margin decrease was primarily due to rapidly increasing resin costs that were not reflected in prices to contract customers during the second quarter of fiscal year 2003, as well as product mix and dairy customer consolidation which resulted in lower selling prices, and due to increased utility and employee costs.

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

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $1.6 million, or 60.5%, to $1.1 million for second quarter of fiscal year 2003 as compared to $2.7 million for the second quarter of fiscal year 2002 and decreased as a percentage of sales to 2.1% in the second quarter of fiscal year 2003 as compared to 5.6% in the same period of fiscal year 2002.

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

     Income Tax Benefit. The Company recorded a benefit from income taxes of $0.8 million for the three month period ended February 28, 2003 based on its pre-tax loss using an effective tax rate of 41.7%. The Company recorded a benefit from income taxes of $0.9 million for the three month period ended February 28, 2002 based on its pre-tax loss using an effective tax rate of 31.7%.

     Net Loss. Net loss was $1.1 million in the second quarter of fiscal year 2003 as compared to a net loss of $1.3 million in the second quarter of fiscal year 2002.

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

     Gross Profit. Gross profit decreased $2.7 million, or 11.4%, to $21.2 million for the six months ended February 28, 2003, from $23.9 million for the same period in fiscal year 2002. Gross profit as a percentage of sales decreased to 20.6% for the six month period ended February 28, 2003 compared to 23.4% for the six month period ended February 28, 2002. The margin decrease was primarily due to rapidly increasing resin costs that were not reflected in prices to contract customers during the first six months of fiscal year 2003, as well as product mix and dairy customer consolidation which resulted in lower selling prices, and due to increased utility and employee costs.

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

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $2.5 million, or 47.5%, to $2.8 million for the first six months of fiscal year 2003 as compared to $5.3 million for the first six months of fiscal year 2002 and decreased as a percentage of sales to 2.7% in the second quarter of fiscal year 2003 as compared to 5.2% in the same period of fiscal year 2002.

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

     Income Tax Benefit. The Company recorded a benefit from income taxes of $1.6 million for the six month period ended February 28, 2003 based on its pre-tax loss using an effective tax rate of 39.4%. The Company recorded a benefit from income taxes of $0.8 million for the six month period ended February 28, 2002 based on its pre-tax loss using an effective tax rate of 33.6%.

     Net Loss. Net loss was $2.4 million for the six month period ended February 28, 2003 compared to a net loss of $1.5 million for the same period in fiscal year 2002.

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

     Cash and Cash Equivalents. At February 28, 2003, the Company had $4.6 million in cash and cash equivalents as well as borrowing capacity of approximately $31.4 million under the revolving credit line, less a minimum availability requirement of $3.0 million. Management believes that these resources together with anticipated cash flows from operations will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal year 2003. The Company may require additional funds to support other purposes and may seek to raise these additional funds through debt financing or through other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to the Company. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in Item 2 of this document entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Factors.”

Off-Balance Sheet Arrangements

     On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Contractual Obligations” and Note 8 of the Notes to Condensed Consolidated Financial Statements (unaudited) for off-balance sheet arrangements.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – and interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. FIN 46 was not effective at February 28, 2003 and therefore had no impact on the Company’s results of operations or financial condition for the first six months of fiscal 2003.

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

Exchange Rate Sensitivity

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and six month periods ended February 28, 2003, the Company incurred $412,000 gain and $472,000 loss, respectively, from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of February 28, 2003 (see Note 8).

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

PORTOLA PACKAGING, INC. (Registrant)

Date: December 4, 2003	/s/Dennis L. Berg

Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.04	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.05	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.06	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002