Form 10-Q/A
period 2003-05-31
PORTOLA PACKAGING INC
filed 2003-12-11
CIK 788983

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

INTRODUCTORY NOTE

Form 10-Q/A for the Quarterly Period ended May 31, 2003

This Amendment on Form 10-Q/A is being filed to restate certain amounts (see “Restatement” within Note 1 for discussion of significant changes) of the Company’s Consolidated Financial Statements for the quarterly period ended May 31, 2003, identified during the fourth quarter of fiscal year 2003.

This filing should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2002.

In addition, the Company updated its “Results of Operation” within Management’s Discussion and Analysis of Financial Condition and Results of Operation to reflect changes as discussed below.

This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on June 30, 2003.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31,
	2003	August 31,
	(unaudited)	2002

	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,156	$4,566
Accounts receivable, net	25,184	25,810
Inventories	12,455	13,272
Other current assets	4,239	2,533
Deferred income taxes	700	643

Total current assets	47,734	46,824
Property, plant and equipment, net	68,074	71,455
Goodwill, net	10,722	10,342
Patents, net	2,695	3,127
Debt financing costs, net	1,808	2,280
Covenants not-to-compete, trademarks and other intangible assets, net	541	540
Other assets, net	2,095	2,021
Deferred income taxes	1,061	—

Total assets	$134,730	$136,589

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$424	$426
Accounts payable	14,157	13,828
Accrued liabilities	10,146	6,746
Accrued compensation	3,335	2,749
Accrued interest	1,972	4,928

Total current liabilities	30,034	28,677
Long-term debt, less current portion	120,104	120,126
Redeemable warrants to purchase Class A Common Stock	10,255	10,359
Deferred income taxes	—	1,601
Other long-term obligations	465	681

Total liabilities	160,858	161,444

Minority interest	47	58
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,597 shares in both periods	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in both periods	1	1
Additional paid-in capital	6,570	6,570
Notes receivable from shareholders	(161)	(158)
Accumulated other comprehensive loss	(1,141)	(2,318)
Accumulated deficit	(31,454)	(29,018)

Total shareholders’ equity (deficit)	(26,175)	(24,913)

Total liabilities, minority interest and shareholders’ equity (deficit)	$134,730	$136,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/03	5/31/02	5/31/03	5/31/02

	(restated)		(restated)

Sales	$53,751	$53,003	$156,813	$155,202
Cost of sales	41,814	38,635	123,804	116,881

Gross profit	11,937	14,368	33,009	38,321

Selling, general and administrative	6,624	8,028	21,780	24,146
Research and development	1,287	758	3,702	2,320
Amortization of intangibles	232	394	663	1,300
Restructuring costs	—	—	405	—

	8,143	9,180	26,550	27,766

Income from operations	3,794	5,188	6,459	10,555

Other (income) expense:
Interest income	(11)	(10)	(42)	(47)
Interest expense	3,149	3,289	9,418	9,958
Warrant interest income	(36)	(20)	(104)	(46)
Amortization of debt financing costs	182	189	555	565
Loss (gain) from sale of property, plant and equipment	3	(6)	32	(12)
Other (income) expense, net	(901)	(533)	(827)	113

	2,386	2,909	9,032	10,531

Income (loss) before income taxes	1,408	2,279	(2,573)	24

Income tax expense (benefit)	1,436	749	(137)	(43)

Net (loss) income	$(28)	$1,530	$(2,436)	$67

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

     The restatement relates to recording foreign currency (gains) and losses and certain inventory valuation adjustments in the prior quarters to which they relate, rather than in the fourth quarter of each respective fiscal year. These adjustments, which aggregated $515,000 and $137,000 on a pre-tax basis and $309,000 and $82,000 on an after-tax basis, for the years ended August 31, 2003 and 2002, respectively, were presented in the historical periods to which they relate. These restatements had no effect on the Company’s consolidated financial statements for the fiscal years ended August 31, 2003 and 2002.

     The impact on the consolidated balance sheets and consolidated statements of operations, as a result of the above adjustments, is as follow (in thousands). The amounts previously reported are derived from the original Form 10-Q for the quarter ended May 31, 2003 filed on June 30, 2003. The above adjustments had no impact on the previously reported consolidated statements of cash flows for the three and nine months ended May 31, 2003 and 2002.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As Previously	As
	Reported	Restated

At May 31, 2003:
Accrued liabilities	$9,940	$10,146
Accumulated other comprehensive loss	(621)	(1,141)
Accumulated deficit	(31,768)	(31,454)

For the three months ended:	May 31, 2003		May 31, 2002

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Other (income) expense, net	$(281)	$(901)	$(138)	$(533)
Income before income taxes	788	1,408	1,884	2,279
Income tax (benefit) expense	1,188	1,436	591	749
Net loss	$(400)	$(28)	$1,293	$1,530

For the nine months ended:	May 31, 2003		May 31, 2002

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Other (income) expense, net	$(307)	$(827)	$(24)	$113
(Loss) income before income taxes	(3,093)	(2,573)	161	24
Income tax (benefit) expense	(343)	(137)	12	(43)
Net (loss) income	$(2,750)	$(2,436)	$149	$67

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

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/03	5/31/02	5/31/03	5/31/02

	Unaudited		Unaudited

Net (loss) income as reported	$(400)	$1,293	$(2,750)	$149
Net (loss) income — proforma	$(423)	$1,301	$(2,847)	$(83)

     These results are not likely to be representative of the effects on reported net (loss) income for future years.

5. Other Comprehensive Income (Loss):

     Other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $1,062,000 and $(148,000) for the three month periods ended May 31, 2003 and 2002, respectively, and $1,177,000 and ($27,000) for the nine month periods ended May 31, 2003 and 2002, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Segment Information:

     The Company’s reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico produce both closure and bottle product lines and the United States and China produce closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied Tool, and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Certain corporate expenses related to the domestic closure operations, including human resources, finance, quality assurance, selling and information technology costs, have been allocated to the United States segment for purposes of determining Adjusted EBITDA. Adjusted EBITDA represents income (loss) before income taxes, depreciation of property, plant and equipment, net interest expense (excluding warrant interest (income) expense), amortization of debt issuance costs, amortization of intangible assets, restructuring charges, and gains and losses on both foreign exchange and sale of assets. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, net income (loss), cash flow or other measures of performance in accordance with generally accepted accounting principles. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

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

     The table below presents a reconciliation of total segment Adjusted EBITDA to total consolidated loss before income taxes for the three and nine month periods ended May 31, 2003 and 2002 as restated (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended

	5/31/03	5/31/02	5/31/03	5/31/02

Total Adjusted EBITDA – for reportable segments	$8,452	$10,302	$20,278	$25,236
Depreciation and amortization	(4,623)	(4,996)	(13,366)	(14,573)
Amortization of debt issuance costs	(182)	(189)	(555)	(565)
Interest expense, net	(3,138)	(3,279)	(9,376)	(9,911)
Restructuring charges	—	—	(405)	—
(Loss) gain from sale of property, plant and equipment	(3)	6	(32)	12
Other, as restated	902	435	883	(175)

Consolidated loss before income taxes, as restated	$1,408	$2,279	$(2,573)	$24

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

Results of Operations

     The Company has updated its “Results of Operations” within Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect restated amounts, as further described in Note 1 to the condensed consolidated financial statements.

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

     Income Tax Expense. The Company recorded income tax expense of $1.4 million for the three month period ended May 31, 2003. The Company provided an additional valuation allowance related to the U.S. domestic operations, which incurred a loss for the three month period ended May 31, 2003. The Company recorded income tax expense of $0.7 million for the three month period ended May 31, 2002 based on its pre-tax income using an effective tax rate of 32.9%.

     Net (Loss) Income. Net loss was $28,000 in the third quarter of fiscal year 2003 as compared to net income of $1.5 million in the third quarter of fiscal year 2002.

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

     Income Tax (Benefit) Expense. The Company recorded a benefit from income taxes of $0.1 million for the nine month period ended May 31, 2003. This benefit was net of an additional valuation allowance for the three month period ended May 31, 2003 related to the U.S. domestic operations, which incurred a loss for the third quarter of fiscal year 2003. The Company recorded income tax benefit of $43,000 for the nine month period ended May 31, 2002.

     Net (Loss) Income. Net loss was $2.4 million for the nine month period ended May 31, 2003 compared to net income of $0.1 million for the same period in fiscal year 2002.

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

Contractual Obligations

     The following additional information as of May 31, 2003 is provided to assist financial statement users.

	Payments Due by Period

		Less than 1			After 5
	Total	Year	1 – 3 Years	4 – 5 Years	Years

Contractual Obligations:	(dollars in thousands)

Long-Term Debt, including current portion:

Senior Notes (1)	$110,000	—	$110,000	—	—

Revolver (2)	$9,918	—	$9,918	—	—

Capital Lease Obligations (3)	$610	$424	$184	$2	—

Redeemable Warrants (4)	$10,255	—	$10,255	—	—

Operating Lease Obligations (5)	$20,367	$2,881	$4,469	$2,837	$10,180

Guarantees (6)	$1,340	$412	—	—	$928

(1)	On October 2, 1995, the Company completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends.

(2)	Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which expires on August 31, 2004, contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At May 31, 2003, the Bank Prime Loan rate and the LIBOR Loan rate were 4.25% and 1.33%, respectively.

(3)	The Company acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	The Company has two outstanding warrants, which are redeemable at the option of the holder upon 60 days written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company’s Common Stock or an amount computed under a formula(s) in the warrant agreements through June 30, 2004 and June 30, 2008, respectively. The obligation of the Company to redeem the warrants is suspended if the redemption of the warrants would cause a default or event of default under the Company’s credit facilities. At May 31, 2003, the Company’s credit facilities did not permit redemption of the warrants. At May 31, 2003, the carrying value of the warrants totaled $10.3 million, which represents the fair value of the instruments as determined by the Company’s management. The fair value of the warrants was estimated at May 31, 2003 using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 1.11% and 2.27%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

(5)	The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2003 is estimated to be $3.0 million.

(6)	The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $332,540 of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom subsidiary. The Company also issued a letter of credit in February 2000, expiring in February 2004, that guarantees a loan of $412,405 for the purchase of machinery by CSE, presently being used at the Company’s United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2003.

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

Exchange Rate Sensitivity

     The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and nine month periods ended May 31, 2003, the Company realized $908,000 and $784,000, respectively, in income arising from foreign currency transactions. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of May 31, 2003 (see Note 10 of the Notes to Condensed Consolidated Financial Statements).

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

PORTOLA PACKAGING, INC
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