Form 10-K
period 2003-08-31
PORTOLA PACKAGING INC
filed 2003-12-12
CIK 788983

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2003
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Registrant's voting and non-voting common stock is privately held and there is no public market for such common stock. The aggregate market value of Registrant's voting and non-voting common stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within sixty days prior to the date of filing because there have been no sales of the non-voting common stock within sixty days prior to the date of filing.

11,905,193 shares of Registrant's $.001 par value common stock, consisting of 2,134,992 shares of non-voting Class A Common Stock and 9,770,201 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE: None

PORTOLA PACKAGING, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED AUGUST 31, 2003

TABLE OF CONTENTS

	PART I	Page
Item 1.	Business	1
Item 2.	Properties	10
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Results of Operations and Financial Condition	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
	PART III
Item 10.	Directors and Executive Officers of Registrant	74
Item 11.	Executive Compensation	77
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions	89
Item 14	Principal Accounting Fees and Services	90
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	91
	Signatures	97
	Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	99

        Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc. and the Portola logo are our registered trademarks used in this Annual Report on Form 10-K.

i

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        In addition to historical information, this report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding our financing alternatives, financial position, business strategy, plans and objectives of management for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this Report entitled "Plastic Closure Market," "Raw Materials and Production," "Competition," "Risk Factors," "Critical Accounting Policies and Estimates" and "Quantitative and Qualitative Disclosures About Market Risk." These sections describe risks that could cause actual results to differ materially from such forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct and only reflect management's opinions as of the date hereof. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, competition in our markets, and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q we will file in fiscal 2004.

PART I

Item 1. BUSINESS

        We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non-carbonated beverage and institutional foods markets. Our products provide our customers with a number of value-added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak-proof. In addition, we recently entered the cosmetics, fragrance and toiletries ("CFT") market with the acquisition of Tech Industries, a leading provider of closures in this market, in September 2003.

        We believe that we are the sole or largest supplier to our top 25 customers of the products we supply to them. We have supplied products to these customers for an average of 12 years. We sold over 12.3 billion closures in fiscal 2003 to over 1,000 customers under the names Snap Cap, Nepco, Portola, Tech Industries and other brand names. We sell our products to such beverage, food and consumer product companies as Dean Foods, Dairyworld Foods, Dairy Crest, Express Dairies, Kroger, Perrier Water/Nestle, Estée Lauder, Avon and Coca-Cola.

        Many features of our products have been developed through our significant research and development efforts. For example, we developed the "tear strip" feature that has become a standard tamper evident mechanism for non-carbonated beverage and food products. In addition, we have developed most of the technical information and know-how that we believe necessary to operate our business. We hold approximately 150 domestic and foreign patents, with over 70 additional patents pending, on the design of container closures and compatible bottlenecks.

        Our products are manufactured through technologically advanced, high speed injection molding, compression molding and blowmolding processes at 14 manufacturing facilities, including seven located in the United States, four in Canada and one in each of the United Kingdom, Mexico and China. In addition, we have two equipment facilities located in the United States that produce equipment and tooling. We are also developing a new advanced manufacturing facility in the Czech Republic to serve European markets for closures and CFT products.

History

        We were founded in 1964 and were acquired from our founders in 1986 by a group led by Jack L. Watts, our current Chairman of the Board and Chief Executive Officer. We have grown from $31.4 million in sales and 2.4 billion in closure units sold in fiscal 1988 to $215.3 million in sales and over 12.3 billion closures and 235.0 million bottles sold in fiscal 2003. Portola's senior management has significant experience in the plastic packaging business and an average tenure of over eight years.

        On June 30, 1994, we acquired Northern Engineering & Plastics Corp., a Pennsylvania corporation, and certain related companies and assets (collectively, "Pennsylvania Nepco") for a purchase price of $43.7 million. The acquisition of Pennsylvania Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, enabled us to establish new customer relationships, diversify and expand our product offerings and customer base and benefit from Pennsylvania Nepco's proprietary product designs.

        On June 16, 1995, we purchased for $13.6 million the 50% interest we had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers. On September 1, 1996, we purchased for $2.1 million Rapid Plast J-P, Inc., a company headquartered in Montreal, Quebec engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The Canadian acquisitions enabled us to establish a position in the Canadian bottle manufacturing marketplace and to advance our position in the Canadian closure marketplace.

        During fiscal 1999, we entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging GmbH ("CSE"), which is 50% owned by Portola. CSE currently sells five-gallon closures and bottles that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a new Greek company, Cap Snap Hellas, that sells our products in Greece.

        On March 31, 1999, we purchased certain operating and intangible assets and repaid certain liabilities of Allied Tool, Inc. ("Portola Allied"), for a total purchase price of $2.2 million. Portola Allied is located in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry.

        Effective March 22, 2000, we acquired the remaining 45% ownership interest in Shanghai Portola Packaging Company Limited ("PPI China") that we did not previously own for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of plastic closures and plastics components for the electronics industry in Asia, Australia and New Zealand.

        Effective January 1, 2001, we purchased certain assets and assumed certain liabilities of Consumer Cap Corporation ("Consumer") for approximately $9.9 million. Consumer's manufacturing and distributing operations have been merged with our existing operations in Chino, California; Batavia, Illinois; and Sumter, South Carolina.

        On September 19, 2003, we acquired all of the outstanding capital stock of Tech Industries for approximately $40.0 million (including assumed liabilities and transaction costs). Tech Industries is a manufacturer of plastic closures and containers for the CFT industries. Tech Industries' customers include Estée Lauder and Avon, each of which has used our products for over 20 years. Tech Industries provides us with an entrance to the CFT market, where advanced design capabilities and specialized manufacturing processes are required. We funded the purchase price for Tech Industries through borrowings under our existing credit facility.

        We plan to implement our efficient manufacturing processes within Tech Industries' operations to further increase their profitability and contribution to our cash flow. We funded the purchase price for Tech Industries through borrowings under our credit facility.

Business strategy

        Our primary strategy is to increase cash flow by maintaining and extending our position as a leader in significant segments in the plastic closure and bottle markets, as well as the newly entered CFT market. The key elements of this strategy are as follows:

        Emphasizing research and development and product engineering.    Packaging of food and beverages is rapidly changing in the marketplace, as producers encounter increased competition and escalating sophistication among their customers. The demands for new packaging solutions can only be met by using new materials and innovative design and manufacturing techniques. We are continuing our commitment to the research and development of new containers, closures and packaging systems.

        Emphasizing customer support and total product solutions.    We build long-term relationships with customers and attract new customers by providing on-time delivery and technical service and support, and by positioning and selling our products as "total product solutions." We work closely with our customers to design closures and compatible container necks and neck inserts that meet their specific needs, provide them with a wide range of stock and customizable products, and support their ongoing needs for service and support. Many of our closure customers also use our capping equipment, which we believe improves their products and strengthens our relationships with them.

        Expanding sales in markets outside of the United States.    We expect significant growth in markets outside of the United States for plastic closures and capping and filling equipment, as bottled water and other non-carbonated beverage companies in international markets adopt more advanced packaging materials and techniques. We are seeking to capitalize on these growth opportunities by entering into joint ventures with local bottle manufacturers, bottlers and distributors, by increasing export sales and by establishing direct operations in local markets. For example, we are developing a new manufacturing facility in the Czech Republic to serve European markets for closures and CFT products.

        Product Integrity initiative    We have adopted a Product Integrity strategy in which we focus on providing products and services that leverage our core strengths in enhancing our customers' product safety and protecting their brand equity. We design our products to assure customers that their products will be received by end-users with all of the attributes the manufacturer intended, including taste, freshness, odor and effectiveness. Other Product Integrity initiatives include anti-counterfeiting measures to protect brand equity as well as quality control and manufacturing control products designed to eliminate defective products. In addition, Product Integrity encompasses safety and security products and services designed to protect the integrity of the manufacturing process and protect products as they move through the distribution chain.

        Seeking strategic acquisitions.    We intend to selectively pursue strategic acquisitions, focusing on markets with higher growth rates than those we currently serve, and on markets in which we can leverage our strengths in Product Integrity and manufacturing efficiency. For example, in September 2003, we acquired Tech Industries to gain access to the CFT market.

Plastic closure market

        Portola competes in the closure segment of the worldwide plastic container packaging industry, focusing on proprietary tamper evident plastic closure applications. Plastic closures have various applications and are designed and engineered to meet specific uses. Portola's major product applications for plastic closures for beverages include dairy, fruit juice, bottled water, sport drinks, other non-carbonated beverage products and institutional food products.

        Closure design is a function of the type of container and its contents. Products which are perishable, highly acidic or susceptible to tampering all require specialized capping applications. In many instances, it may be necessary for the container to be re-sealable, or it may be preferable for the contents to be dispensed through the closure without the closure being removed.

        The use of plastic closures has grown as the demand for tamper evident packaging has grown. A tamper evident feature is highly valued by the non-carbonated beverage and food market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. We invented the original snap-on cap design as well as the "tear strip" feature with breakaway bands for plastic closures. These Portola innovations established the standard tamper evident mechanism for the non-carbonated beverage and food industries.

        Historically, growth in demand for our products has been driven by population growth, increasing concerns about the sanitation and safety of packaged food and beverage products, and the continued shift from glass or metal to plastic containers throughout the packaged food industry. In addition, in many international markets, demand for plastic containers is growing with increasing consumer disposable income. For juice, dairy and bottled water markets, demand is also a function of climate variations, with warm weather tending to increase consumption. In the CFT market, growth has been driven by trends such as the aging of the population, increasing demand by younger consumers and the development of new cosmetic and skin care products. As packaging has shifted from glass and metal to plastic containers, which tend to rely on plastic closures, the use of plastic closures has grown more than the overall closures market. See "Products" and "Product development" in Item 1—Business.

Products

        We design, manufacture and sell a wide array of tamper evident plastic closures for dairy, fruit juice, bottled water, sport drinks, other non-carbonated beverage products and institutional food products and for cosmetics, fragrances and toiletries. We also design, manufacture and sell (i) blowmolded bottles used in the dairy, water, juice and industrial markets, (ii) injection stretch bottles blowmolded for water markets (iii) jars for CFT products, (iv) high speed capping equipment used by our plastic closure customers in their bottling and packaging operations, (v) tooling and molds used in the blowmolding industry to manufacture bottles and (vii) customized bottling and capping systems for returnable water cooler bottles.

        Plastic closures.    We offer a wide variety of plastic closures under each of our principal product lines to satisfy a great number of application and customer requirements. Our plastic closures for beverages are broadly grouped into five categories: (i) small closures used to cap blowmolded plastic bottles, (ii) closures for five-gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. Our plastic closures range in size from 26 mm to 110 mm and conform to international packaging standards. We offer 30 standard colors, and also offer a high degree of product distinction for our customers through over 300 custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities. Most of our plastic closures offer a snap-on, snap-screw or screw feature, designs which are preferred by packagers because they reduce production costs. Our plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for non-carbonated beverage and food products. Our sales of plastic closures represented approximately 75%, 80% and 79% of total sales in fiscal 2003, 2002 and 2001, respectively.

        We have recently entered the CFT market through our acquisition of Tech Industries in September 2003. Tech Industries produces and markets custom bottle caps and jar covers for personal care and cosmetics products.

        The following describes our principal closure lines:

  •
  Closures for gallon and half-gallon plastic containers.    We are a leading provider of 38 mm closures used primarily for gallon and half-gallon blowmolded containers for milk, fruit juices and bottled water in the United States, and similar plastic containers in Mexico and the United Kingdom These closures represented $124.9 million of sales in fiscal 2003.

  •
  Five-gallon closures.    We are a leading provider of plastic closures for five-gallon returnable glass and plastic water cooler bottles in the United States and the United Kingdom. These closures represented $26.1 million of sales in fiscal 2003.

  •
  Other food and beverage closures.    We produce a variety of specialty closures for the beverage and food markets. These products include (i) wide mouth closures for plastic containers used in institutional food applications such as condiments, mayonnaise and salad dressing, (ii) re-closeable plastic dispensing fitments for gable-top paperboard cartons used for orange juice, lemonade, other juice, dairy and soy products, and (iii) push-pull dispensing tamper evident closures for bottled water, juices and sport drinks. We believe that we are a leader in many of these markets in the United States and the United Kingdom. These products represented $29.3 million of sales in fiscal 2003.

  •
  Closures and jars for the cosmetics, fragrance and toiletry markets.    With the acquisition of Tech Industries, we believe that we have become a leader in closures for the CFT markets, with particular strength in compression-molded closures used in high-end product applications. Tech Industries has had long-standing relationships, averaging over 20 years, with five out of the seven major global cosmetics companies, including Avon, Estée Lauder and L'Oreal.

        Plastic bottles.    We produce a wide variety of blowmolded high density plastic bottles in Canada for use primarily in the dairy, water and juice industry. We also produce five-gallon polycarbonate water bottles in Mexico and the United Kingdom. The ability to sell the closures and bottles together enables the Canadian, Mexican and the United Kingdom operations to provide their customers with a complete packaging system. Through our joint venture, CSE, we sell five-gallon polycarbonate bottles and closures primarily in Europe. In the CFT market, Tech Industries offers a line of heavy wall PETG and polypropylene jars that complements our closure offerings. Our sales of bottles represented 13%, 11% and 12% of total sales in fiscal 2003, 2002 and 2001, respectively.

        Capping equipment and tooling.    We design, manufacture and sell capping equipment for use in high speed bottling, filling and packaging production lines. A substantial majority of our plastic closure customers use our capping equipment. Our ability to supply capping equipment and technical assistance along with our plastic closures represents an important competitive advantage, as customers have confidence that our plastic closures will be applied properly to provide leak-proof seals, and that any capping problems will be resolved quickly.

        We also manufacture and sell high quality tooling and molds used in the blowmolding industry for the manufacture of bottles. These capabilities allow us to rapidly respond to customers tooling needs, enhancing our ability to provide a complete solution to our customers. Our sales of equipment and tooling represented 7% of total sales in fiscal 2003.

        Bottling and capping systems.    We design, manufacture and sell customized high production water treatment, bottling and robotic palletizing equipment for the five-gallon and other refillable water containers. Our most comprehensive five-gallon water bottling system is our PortaPlant system. The PortaPlant, Adapta and ValuLine systems are compact bottle washing, filling, capping and conveying systems for glass and plastic refillable water bottles. The Roboloader system is a robotic palletizing system for automated rack loading and unloading at speeds up to 2,200 bottles per hour ("BPH"). The PortaPlant system can process 800 to 3,000 BPH, the Adapta system can process 300 to 600 BPH and the ValuLine can process 150 BPH. Adapta's modular and expandable design make it ideal for new and small water bottling companies whose growth requires integrated expansion.

Product development

        We continue to be committed to product development and engineering in areas of our sales and operations. Our research and development group and engineering staff, as well as a number of skilled package design consultants, engage in a range of design and development services, focusing on (i) new products and existing product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with our closures and our customers' containers. Research and development expenditures for fiscal 2003, 2002 and 2001 were $4.7 million, $3.1 million and $3.1 million, respectively.

        We have made a substantial investment in developing both new and enhanced products. To facilitate this process and to increase the chances of ultimate market acceptance of such products, we encourage ongoing exchanges of ideas with customers, container manufacturers, machinery manufacturers and sales and service personnel. Ongoing consultations with our customers have enabled us to identify new product opportunities to develop improved traditional closures, as well as fitments and closures, for institutional foods industries. During the past two years, we have substantially increased the size of our research and development staff, and have added experienced new research and development management.

        We have accelerated the pace of our product development activities to address the increasing rate of innovation in the worldwide plastic packaging industry. However, in many cases, customers who are comfortable with their existing closure products are generally slow to switch to a new design.

Intellectual property

        As of November 30, 2003, we held approximately 150 domestic and foreign patents on the design of our products, including container closures, compatible bottlenecks, handling equipment and related processes and we have over 70 patent applications pending. We rely primarily on our patents to protect our intellectual property and are committed to developing new proprietary innovations in tamper evident plastic closures, bottles, related equipment and tooling for the food and beverage industry which we expect to provide us with a competitive advantage in many new product areas. A number of our prior patents relating to one of our closure product lines have expired in recent years, and we believe this adversely affected our gross margins as competitors who become free to imitate Portola designs have begun to compete aggressively in product pricing. Our continued innovation in the markets served, as well as new markets, is designed to counteract this situation. We also have a number of trademarks that are deemed valuable to our business. We have developed most of the technical information and know-how necessary to operate our business. In addition, in 2003 we entered into a licensing agreement with a third party licensor for a type of closure valve for containers of liquids that we believe may have significant market potential.

Raw materials and production

        As of August 31, 2003, the principal raw material for our plastic closures and bottles was injection and blowmolding grade resin, which accounted for approximately 60% of the cost of all raw materials purchased for our plastic closures and bottles in fiscal 2003. Resin can be purchased from a number of reliable, competitive producers and is priced as a commodity. The majority of the resin we use in production is low density polyethylene (LDPE). We also use high density polyethylene, linear low polyethylene, polypropylene and polycarbonate. We generally do not purchase resin under long-term agreements. We believe that our volume purchases enable us to negotiate favorable pricing and delivery conditions with resin suppliers. While resin prices can fluctuate substantially over relatively short periods of time, we have not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. In the past, we generally have been able to eventually pass on increases in resin prices directly to our customers, although during the past two years, with the significant increases in resin prices, we experienced difficulty passing on all of such resin price increases to certain customers. Significant increases in resin prices from current levels, coupled with an inability to promptly pass such increases on to customers, could have a material adverse effect on our sales and margins. We experienced decreases in margins due to the impact of resin price increases during fiscal 2002 and 2003.

        To produce plastic closures and bottles, resin, which is delivered as small pebble-size pellets to large storage silos, is conveyed through a pipeline system to injection or compression molding, or blowmolding machines where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected or blowmolded at high pressure into a specially designed, multi-cavity mold. The principal equipment in our plants includes injection molding, compression molding and blowmolding machines, finishing lines that print, label and insert closures with foam or foil to meet customer requirements and automated systems for handling and processing raw materials and finished goods. We use similar, automated process in the production of our bottles.

        Our operations use advanced automated and proprietary manufacturing processes to provide high quality products at relatively low production costs. We have a continuous process improvement program, based on the Toyota model, designed to further automate our production flow, enhance the capabilities of our workforce and upgrade our molds, equipment and systems. This enables us to limit our direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products. For example, from fiscal 1997 through fiscal 2003, we increased the productivity of our United States closure manufacturing employees by 25% (as measured in units per manufacturing employee). We recently began to apply our continuous process improvement program to the operations of Tech Industries, which we believe can yield significant improvements in Tech Industries' operations over time. In addition, we have developed significant propriety manufacturing processes that we believe provide us with a competitive advantage.

Backlog

        Production and delivery cycles for closures and bottles are very short and our backlog is generally cancelable on short notice. Backlog for closures and bottles is generally two to three weeks of orders and is relatively constant from period to period. Contracts for equipment purchases generally include cancellation penalties. Due to the short production and delivery cycles for closures and bottles, we do not believe backlog information is a material factor in understanding our business.

Sales, marketing and customer service

        We sell our products through our in-house sales staff, sales representatives and, to a lesser extent, distributors. Domestically, a substantial portion of our sales and marketing activities are conducted by majority-owned subsidiaries. Calls on customers and participation at trade shows are our primary means of customer contact. A number of our customers are large corporate clients with numerous production facilities, and each facility may make its own purchase decisions. Our customers include processors and packagers of fluid milk, non-carbonated bottled water, chilled juice and flavored drink products sold on the retail level and condiments sold in the wholesale and institutional market. Our top ten customers (including our European joint venture) accounted for approximately 38% of our sales during fiscal 2003. No customer accounted for 10% or more of total sales during fiscal 2003. We believe that we are the sole or largest supplier to our top 25 customers for the products we supply to them. Our consistent product quality and customer service have allowed us to develop strong relationships with our customers; our relationships with our top 25 customers average 12 years in length. For information regarding sales by geographical region, see Note 14 of the Notes to consolidated financial statements.

        Attention to customer service is a critical component of our marketing efforts. Our customers generally operate high-speed, high-volume production lines, many of which handle perishable products. In order to help assure that the production lines operate efficiently and avoid costly line stoppages, many customers rely on our ability to provide reliable, on-time delivery of our closure and bottle products and to maintain uniform quality of those products. We also provide technical assistance to domestic and foreign customers by dispatching service personnel on short notice to solve bottling line problems. Several of our field service representatives have extensive blowmolding technical expertise that is especially important in resolving bottle leakage problems for customers.

International sales and joint ventures

        Our international sales have increased substantially in recent years. Export sales from the United States and sales from our non-U.S. facilities increased to $92.8 million in fiscal 2003 from $84.4 million and $83.7 million in fiscal 2002 and 2001. Bottled water companies and other non-carbonated beverage companies in Europe, East Asia, Latin America, Australia and elsewhere have continued to adopt more advanced packaging materials and techniques and have increasingly chosen to purchase our products from our nearby plants rather than from the U.S. facilities. Correspondingly, our foreign subsidiaries have increased their production and total foreign sales accounted for 39% of our consolidated sales in fiscal 2003. For fiscal 2003, 2002 and 2001, export closure sales from the United States to unaffiliated customers were $3.9 million, $3.6 million and $2.8 million, respectively. For information regarding international sales by geographical region, see Note 14 of the Notes to consolidated financial statements.

        We have historically entered new markets outside of the United States through joint ventures with bottle manufacturers, bottlers and distributors that have an established presence in the local market. We currently are a party to a joint venture that sells certain products in Europe. For risks associated with our foreign operations, see "Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors—Difficulties presented by non-U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts."

        In November 2003, we purchased land in the Czech Republic and we intend to begin construction of a closure manufacturing plant on this property in late fiscal 2004 or early fiscal 2005 to serve the European markets for closures and CFT products.

Competition

        We compete in sales of container closures and bottles to the beverage and food industry on the basis of price, product design, product quality, reliability, on-time delivery and customer service. We believe that our proprietary products and our ability to provide our customers with innovative, low-cost closures and complete capping systems, as well as our reputation for quality, reliability and service, and our automated and strategically located production facilities give us a competitive advantage.

        While no single competitor offers products that compete with all of our product lines, we face direct competition in each of those lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. For example, we compete with divisions or subsidiaries of Alcoa, Berry Plastics, Crown Cork & Seal, International Paper and Rexam, as well as a number of smaller companies. Additionally, we from time to time also face direct competition from bottling companies and other beverage and food providers that elect to produce their own closures rather than purchase them from outside sources. A significant increase in competition, through technological innovations, offerings of lower priced products or introduction of new products not offered by us, could have a significant adverse effect on our financial condition and results of operations.

Employees

        As of August 31, 2003, we had 1,065 full-time employees, 32 of whom were engaged in product development, 100 in marketing, sales and customer support, 851 in manufacturing and 82 in finance and administration. We use seasonal and part-time employees for training, vacation replacements and other short-term requirements. None of our employees in the United States are covered by any collective bargaining agreement. Approximately 35 employees of our Canadian subsidiary are members of the Teamsters Union, and during fiscal 2002, we entered into a three-year agreement with the Teamsters Union. In addition, approximately 60 of our employees are covered by a collective bargaining agreement in Mexico. We have never experienced a work stoppage and believe that employee relations are good.

Item 2. PROPERTIES

Properties

        We believe that our facilities are well-maintained, in good operating condition and strategically located. We believe our facilities are adequate for our current needs and near-term growth requirements. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. We cannot assure you that unanticipated developments will not occur that would require us to add production facilities sooner than expected. The table below indicates the locations, functions, square footage and nature of ownership of our current facilities. In addition, in November 2003 we purchased land in the Czech Republic and we intend to begin construction of a closure manufacturing facility on this property in late fiscal 2004 or early fiscal 2005 to serve the European markets for closures and CFT products.

Location	Functions	Square feet	Nature of ownership(1)
San Jose, CA(2)	Executive Office/Closure Mfg./Warehouse/Engineering/Research and Development	89,400	Owned
Kingsport, TN	Closure Mfg./Warehouse	93,400	Owned
Clifton Park, NY(1)	Closure Mfg./Warehouse	51,400	Leased
Batavia, IL(1)	Closure Mfg./Warehouse/Executive Office/Engineering/Research and Development	73,100	Leased
New Castle, PA	Corporate Office/Warehouse/Equipment Division	22,350	Owned
Sumter, SC(2)	Closure Mfg./Warehouse	56,700	Owned
Chino, CA(2)	Closure Mfg./Warehouse	64,000	Owned

New Castle, PA(1)	Warehouse	42,000	Leased
Indialantic, FL(1)	Sales Representative Organization	1,000	Leased
Onsted, MI	Sales Representative Organization	250	Leased
Kansas City, MO	Sales Representative Organization	150	Leased
Michigan Center, MI(1)	Tool Manufacturing	12,000	Leased
Tolleson, AZ	Closure Mfg/Warehouse	115,000	Leased
Woonsocket, RI(3)	Closure and Container Mfg./Warehouse	495,000	Owned
Shanghai, China(1)	Closure Mfg./Warehouse/Engineering/Research and Development	33,200	Leased
Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	49,000	Leased
Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	55,600	Leased
Toronto, Ontario, Canada	Bottle Mfg./Warehouse	47,000	Leased
Montreal, Quebec, Canada	Bottle Mfg./Warehouse	43,500	Leased
Guadalajara, Mexico	Bottle & Closure Mfg./Warehouse	60,000	Leased
Doncaster, South Yorkshire, England	Bottle & Closure Mfg./Warehouse/Engineering/Research and Development	80,000	Leased

(1)
The facilities shown as leased in the table above are subject to long-term leases or lease options that extend for at least five years, except as follows: (a) the lease for Michigan Center, MI expires in October 2005, (b) the lease for Shanghai, China expires in November 2007, (c) the lease for Batavia, IL expires in July 2007, (d) the lease for Clifton Park, NY expires in June 2005, (e) the lease for the New Castle, PA warehouse will not be continued after December 2003 and (f) the lease for Indialantic, FL expires in November 2005.

(2)
We have contracted with real estate brokers to sell our manufacturing facility in Chino and one of our two facilities in San Jose, California, (as those facilities are redundant for our operations) and plan to relocate their operations to a new facility under construction in a suburb of Phoenix Arizona, in fiscal 2004. In addition, we plan to close our redundant South Carolina plant and relocate its operations to other facilities in fiscal 2004.

(3)
This facility was acquired with Tech Industries on September 19, 2003. See Note 18 of the Notes to consolidated financial statements.

Item 3. LEGAL PROCEEDINGS

        In the normal course of business we are subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions in the ordinary course of business will not have a material adverse effect on our financial position.

        We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division, in which Blackhawk

Molding alleges that an adhesive label attached to our five-gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the patent is invalid and that we have not infringed Blackhawk Molding's patents. While we believe that we have substantial defenses in the matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our equity securities are privately held and no class of voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established trading market for any class of our common equity.

        We have two classes of common equity, Class A Common Stock and Class B Common Stock, Series 1 and Series 2. Shares of Class A Common Stock are not entitled to vote. Our Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

        As of October 31, 2003, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. Additionally, there were two holders of record of immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock. As of October 31, 2003, there were approximately 194 holders of record of the 8,599,806 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,170,395 outstanding shares of Class B Common, Series 2. See Note 10 of the Notes to Consolidated Financial Statements for additional information on stock and warrants.

Dividend Policy

        We have not paid dividends on any class of our common stock. Furthermore, certain of our credit agreements, including the senior notes issued on October 2, 1995, the amended and restated senior revolving credit facility entered into on September 29, 2000 and the consent and first amendment to the amended and restated senior revolving credit facility entered into on September 19, 2003, restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

        None

Item 6. SELECTED FINANCIAL DATA

The following table sets forth Portola's selected consolidated historical financial data for each of the five years in the period ended August 31, 2003, which have been derived from the consolidated financial statements of Portola, which have been audited by PricewaterhouseCoopers LLP, independent auditors, and are included elsewhere in this report memorandum. The following data should be read in conjunction with our consolidated financial statements and related notes, "Management's discussion and analysis of financial condition and results of operations" and the other financial information included elsewhere in this report.

Year ended August 31,
(Dollars in thousands)	1999	2000	2001	2002	2003

Consolidated statements of operations data:
Sales(1)	$195,900	$208,919	$219,418	$210,757	$215,315
Cost of sales(1)	149,031	162,294	169,544	157,133	166,689

Gross profit	46,869	46,625	49,874	53,624	48,626
Selling, general and administrative	27,941	30,379	28,774	30,844	29,307
Research and development	2,717	2,922	3,096	3,069	4,729
Amortization of intangibles(2)	2,583	3,457	4,176	1,551	903
Impairment charge(3)	-	-	-	-	207
Restructuring costs(4)	-	493	1,939	-	405

33,241	37,251	37,985	35,464	35,551

Income from operations	13,628	9,374	11,889	18,160	13,075
Interest income(5)	(181)	(75)	(75)	(1,083)	(120)
Interest expense	14,443	14,486	14,453	13,251	12,544
Amortization of debt financing costs	546	428	718	756	777
Minority Interest expense(6)	(97)	(118)	278	113	73
Equity (income) loss of unconsolidated affiliates, net(7)	120	469	37	(340)	(415)
Loss (gain) on sale of property plant and equipment(8)	82	106	(6,784)	(20)	30
Income on dissolution of joint venture(9)	-	-	-	(475)	-
Income on recovery of investments(10)	-	-	-	(1,103)	-
Other (income) expense, net(11)	(317)	(14)	158	246	(154)

14,596	15,282	8,785	11,345	12,735

Income (loss) before income taxes	(968)	(5,908)	3,104	6,815	340
Income tax provision (benefit)	(352)	(2,165)	2,074	2,242	2,071

Net (loss) income	$(616)	$(3,743)	$1,030	$4,573	$(1,731)
As of August 31,
1999	2000	2001	2002	2003

Consolidated balance sheets data:
Working capital	$17,005	$18,213	$18,665	$18,147	$10,449
Total assets	157,444	154,335	149,635	136,589	132,773
Total debt	137,095	134,848	142,382	130,911	127,235
Redeemable warrants(12)(13)	12,222	12,630	10,510	10,359	10,302
Total shareholders' equity (deficit)	(26,017)	(30,956)	(27,283)	(24,913)	(26,199)
Cash Flow Data:
Net cash provided by operating activities	11,612	17,578	15,020	24,405	14,291
Net cash used in investing activities	(21,435)	(11,717)	(4,102)	(11,041)	(10,579)
Net cash (used in) provided by financing activities	8,725	(4,304)	(11,569)	(12,135)	(3,870)
Other data:
Closure unit volume (in millions) (unaudited)	12,236	11,939	12,871	12,693	12,337
Closure unit volume growth (unaudited)	6.9%	(2.4)%	7.8%	(1.4)%	(2.8)%
EBITDA(14)	31,535	29,862	40,223	40,112	31,627
Depreciation and amortization	17,514	20,856	21,948	19,290	17,966
Amortization of debt issuance costs	546	428	718	756	777
Capital expenditures	16,604	10,943	14,088	10,488	11,081
Fixed charge coverage ratio	0.9	x	0.6	x	1.2	x	1.5	x	1.0	x

See next page for notes to selected consolidated financial data.

Notes to selected consolidated financial data

(1)
During the fourth quarter of fiscal 2001, we adopted the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, we included both shipping revenues and shipping and handling charges in cost of sales. We adopted EITF Issue 00-10 in the fourth quarter of fiscal year 2001 and reclassified the previously reported results for fiscal years ended 2000 and 1999 to conform with the new standard, which had no effect on net income (loss). The effect of this accounting policy change was to increase revenue and cost of sales during the fiscal years 2001, 2000 and 1999 by $5.1 million, $5.9 million and $5.2 million, respectively.

(2)
Includes amortization of patents and technology, licenses, tradename, covenants not-to-compete and customer relationships for all years presented and also includes goodwill amortization for fiscal 2001, 2000 and 1999. Effective September 1, 2001, we chose early adoption of the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," for existing goodwill and other identifiable assets.

(3)
At August 31, 2003, we used the discounted cash flows methodology to value our goodwill by operating unit. Based on this review, we recorded a $0.2 million impairment related to Shanghai Portola Packaging Company Limited in fiscal 2003.

(4)
During the second quarter of fiscal 2003, we announced a restructuring plan to reduce our work force. During fiscal 2003, we incurred restructuring charges of $0.4 million for employee severance costs. The restructuring affected nine employees in general and administration, two employees in customer service, one employee in research and development and two employees in sales, totaling fourteen severed employees. As of August 31, 2003, approximately $0.3 million had been charged against the restructuring reserve for the employee severance costs.

We expect to incur additional restructuring costs in fiscal 2004 relating to the closing and relocation of our manufacturing plant located in Chino, California and one of our two facilities in San Jose, California and plan to relocate their operations to a new facility located in Tolleson, Arizona, a suburb of Phoenix, towards the end of the second quarter of fiscal 2004. In June 2003, we entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. See Note 9 of the notes to our consolidated financial statements. We have contracted with real estate brokers to sell the manufacturing buildings in Chino and San Jose, California. The operations from the South Carolina plant will be relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within Portola. We estimate that we will incur $1.3 million in relocation expenses and stay bonuses and $2.2 million in cash restructuring costs related to the closing of the three plants during fiscal year 2004.

During the first quarter of fiscal 2001, we announced a restructuring plan involving the relocation of our New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. We recorded restructuring charges during fiscal year 2001 totaling approximately $1.9 million, which consisted of approximately $0.9 million for employee severance costs and approximately $1.0 million for the non-cash write-down of certain assets. During the fourth quarter of fiscal 2000, we effected a reduction in work force that affected 22 employees. In connection with the reduction in work force, we recorded restructuring charges in the fourth quarter of fiscal year 2000, totaling approximately $0.5 million, which were primarily for employee severance costs.

(5)
Interest income includes income on the revaluation of the redeemable warrants and in fiscal 2002 interest income also included $0.8 million recognized on the recovery of an investment in Sand Hill Systems, Inc., an entity in which our chief executive officer and certain other officers held a financial interest. See Note 15 of the Notes to our consolidated financial statements.

(6)
Represents minority interest expense for our consolidated subsidiaries which are not wholly owned.

(7)
Represents equity (income) loss relating to our 50% interest in Capsnap Europe Packaging GmbH.

(8)
Loss (gain) on sale of property, plant and equipment includes a $6.8 million gain on the sale of real estate in San Jose, California in fiscal 2000.

(9)
Represents income on recovery on our investment in Sand Hill Systems, Inc. as described in Note 15 of the Notes to our consolidated financial statements.

(10)
Represents income relating to the forgiveness of debt in the dissolution of one of our joint ventures.

(11)
Other expense (income), net principally includes foreign currency gains and losses.

(12)
Two redeemable warrants entitle the holders thereof to purchase an aggregate of 2,492,741 shares of our Class A Common Stock. These warrants to purchase 2,052,526 and 440,215 shares of Class A Common Stock are exercisable, in whole or in part, through June 30, 2004 and June 30, 2007, respectively. Effective June 30, 1999 and August 1, 2001, respectively, these warrants became redeemable at the option of the holder upon 60 days' prior written notice to us. Our obligation to redeem the warrants is calculated based on the higher of the current market value of our common stock or an amount computed under the warrant agreements and is deferred if the redemption of the warrants would cause a default or event of default under our credit facilities. At August 31, 2003, 2002, 2001, 2000 and 1999, our credit facilities did not permit redemption of the warrants. If our credit facilities do not permit the payout of the warrant upon expiration on June 30, 2004 and June 30, 2007, respectively, we will be required to accrue interest on the amount that we would be required to pay the warrantholder, if the credit facilities permitted such payment at the higher of (i) the prime rate plus 6% or (ii) the federal funds rate plus 6.5% on the current market price of the unpaid portion of the warrant until the payout is permitted. Our amended and restated senior credit facility will permit redemption of the warrants in 2004.

(13)
As of June 30, 2001, we applied EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The effect of the application of Issue 00-19 was to reclassify our redeemable warrants from temporary equity to a liability on June 30, 2001.

(14)
EBITDA represents, for any relevant period, income (loss) before interest expense, taxes, depreciation of property, plant and equipment, amortization of debt financing costs and amortization of intangibles. EBITDA is not a recognized term under GAAP and does not puport to be an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

		Year ended August 31,
(Dollars in thousands)		1999	2000	2001	2002	2003

Consolidated net (loss) income		$(616)	$(3,743)	$1,030	$4,573	$(1,731)
Add:	Interest expense	14,443	14,486	14,453	13,251	12,544
	Taxes	(352)	(2,165)	2,074	2,242	2,071
	Depreciation and amortization	17,514	20,856	21,948	19,290	17,966
	Amortization of debt financing costs	546	428	718	756	777

EBITDA		31,535	29,862	40,223	40,112	31,627

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk factors" section of this Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

        We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non-carbonated beverage and institutional foods markets. Our products provide our customers with a number of value-added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak-proof. In addition, we recently entered the CFT closure market with the acquisition of Tech Industries, a leading provider of closures in this market, in September 2003.

        As of August 31, 2003, we had the following principal holding and operating subsidiaries:

Portola Allied Tool, Inc.—U.S.
Northern Engineering and Plastics Corporation—U.S.
Portola Ltd.—U.K.
Portola Packaging Limited—U.K.
Portola Packaging Canada Ltd.—Canada
Portola Packaging Inc. Mexico, S.A. de C.V.—Mexico
Shanghai Portola Packaging Company Limited—Republic of China
Portola Holding (Asia Pacific) Limited—Hong Kong
Portola GmbH—Austria
Portola s.r.o.—Czech Republic

        All of these subsidiaries, except Shanghai Portola Packaging Company Limited, Portola Holding (Asia Pacific) Limited, Portola s.r.o., and our domestic joint ventures (Associated Sales Group, Leonard S. Slaughter and Associates and Great Lakes Sales Associates) that are majority but not wholly owned, are designated as restricted subsidiaries. Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing the senior notes issued by us in October 1995 and under the terms of our senior credit facility. Unrestricted subsidiary status imposes limitations on the ability of us and our restricted subsidiaries to finance the operations of unrestricted subsidiaries.

Critical accounting policies and estimates

        General.    The consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to "Management's discussion and analysis of financial conditions and results of operations." The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re-evaluate these factors and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.

        Allowance for doubtful accounts.    We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer's ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.2 million as of both August 31, 2003 and August 31, 2002.

        Revenue recognition.    We follow Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" in recognizing revenues within our financial statements. This bulletin requires, among other things, that revenue be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and when we have no significant remaining obligations related to the sale.

        Inventory valuation.    Cap and bottle related inventories are stated at the lower of cost (first-in, first-out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

        Impairment of assets.    We periodically evaluate our property, plant and equipment, goodwill and other intangible assets for potential impairment. Management's judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. We recorded an impairment loss of $0.2 million during the fiscal year ended August 31, 2003 for goodwill related to our purchase of the remaining 45% interest in Shanghai Portola Packaging Company Limited in March 2000 (see Note 7 of the Notes to Consolidated Financial Statements).

        Income taxes.    We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management's judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except in certain foreign jurisdictions and portions of our domestic jurisdictions for which a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We had provided valuation allowances against net deferred tax assets of $4.0 million and $1.1 million as of August 31, 2003 and August 31, 2002.

        Impact of equity issuances.    We have two outstanding warrants, which are redeemable at the option of the holder upon 60 days' written notice to us based upon a price equal to the higher of the current market price per share of our common stock or an amount computed under formulas in the warrant agreements, through June 30, 2004 and June 30, 2007, respectively. Our obligation to redeem the warrants is deferred if the redemption of the warrants would cause a default or event of default under our credit facilities. At August 31, 2003, our credit facilities did not permit redemption of the warrants. If our credit facilities do not permit the pay out of the warrant upon expiration on June 30, 2004 or June 30, 2007, respectively, we will be required to accrue interest at the higher of (i) the prime rate plus 6% or (ii) the federal funds rate plus 6.5% on the fair value of the warrant until the payout is permitted. The carrying value of the warrants totaled approximately $10.3 million and $10.4 million at August 31, 2003 and 2002, respectively, which represent the fair value of the instruments as determined by our management. In accordance with EITF Issue 00-19, the change in the current market price of the warrants of $58,000 and $151,000 was recognized as interest income during fiscal 2003 and 2002, respectively.

Results of operations

Fiscal year ended August 31, 2003 compared to fiscal year ended August 31, 2002

        Sales.    Sales increased $4.5 million, or 2.2%, from $210.8 million for fiscal 2002 to $215.3 million for fiscal 2003. The increase in sales for fiscal 2003 from fiscal 2002 was mainly attributable to increased sales of $4.6 million in Canada, $3.3 million in the United Kingdom and $0.4 million in Mexico primarily due to increased unit pricing as a result in increased resin prices, and increased volume growth due to increased market share. Offsetting these increases were decreased sales of $3.8 million in United States operations due to decreased sales volume with certain customers, as well as dairy customer consolidation, which resulted in lower selling prices for certain products.

        During fiscal 2003, our top ten customers accounted for approximately 38% of our sales and no customer accounted for 10% of total sales. During fiscal 2002 one customer accounted for approximately 10% of total sales.

        Gross profit.    Gross profit decreased $5.0 million to $48.6 million for fiscal 2003 from $53.6 million for fiscal 2002 and decreased as a percentage of sales from 25.4% in fiscal 2002 to 22.6% in fiscal 2003. The margin decrease occurred primarily in the United States, Canadian and United Kingdom operations, and was primarily due to increases in resin prices, increased sales of lower margin products, dairy customer consolidation, (which resulted in lower selling prices for certain products), increased competition affecting certain products due to the expiration of patents previously held by us, and, to a lesser extent, increased employee costs.

        Overall, fiscal 2003 direct materials, labor and overhead costs represented 38.2%, 16.1% and 26.7% of sales, respectively, compared to fiscal 2002 percentages of 35.1%, 15.7% and 27.6%. Direct material costs as a percentage of sales increased for fiscal 2003 from fiscal 2002 due to increased resin prices.

        Selling, general and administrative expenses.    Selling, general and administrative expense decreased from $30.8 million in fiscal 2002 to $29.3 million in fiscal 2003 and decreased as a percentage of sales from 14.6% for fiscal 2002 to 13.6% for fiscal 2003. These decreases were primarily due to decreased incentive compensation costs and decreased bad debt expense, offset in part by increased consulting costs.

        Research and development expenses.    Research and development expenses were $4.7 million and $3.1 million in fiscal 2003 and 2002, and increased as a percentage of sales from 1.5% in fiscal 2002 to 2.2% in fiscal 2003. The increase in research and development expenses was due primarily to an increase in prototype expenses related to new products and, to a lesser extent, to increased consulting and employee costs.

        Amortization of intangibles.    Amortization of intangibles (consisting of amortization of patents, acquisition costs, technology, tradename and covenants not-to-compete) decreased $441,000, or 28.4%, to $1.1 million for fiscal 2003 from $1.6 million in fiscal 2002. This decrease was due to certain intangibles related to the acquisitions of Portola Allied and Portola Consumer being fully amortized in March 2002 and June 2002, respectively, offset by an impairment loss of $207,000 included in amortization expense in fiscal 2003.

        Restructuring costs.    During the second quarter of fiscal 2003, we announced a restructuring plan to reduce our work force. During fiscal 2003, we incurred restructuring charges of $405,000 for employee severance costs. The restructuring affected nine employees in general and administration, two employees in customer service, one employee in research and development and two employees in sales, totaling 14 severed employees. As of August 31, 2003, approximately $0.3 million had been charged against the restructuring reserve for the employee severance costs. Management anticipates the accrual balance will be paid by the end of fiscal 2004.

        We expect to incur additional restructuring costs in fiscal 2004 related to the closing and relocation of three plants located in Chino and San Jose, California and Sumter, South Carolina. The operations from the two California plants will be relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix, towards the end of the second quarter of fiscal 2004. In June 2003, we entered into a 15-year lease commencing November 1, 2003 for the Tolleson, Arizona facility. We have contracted with real estate brokers to sell the manufacturing buildings in Chino and San Jose, California. The operations from the South Carolina plant will be relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within our company. We estimate that we will incur $1.3 million in relocation expenses and stay bonuses and $2.2 million in restructuring costs related to the closing of the three plants during fiscal 2004.

        Income from operations.    Due to the effect of the factors summarized above, income from operations decreased $5.1 million, or 28.0%, to $13.1 million for fiscal 2003 from $18.2 million for fiscal 2002 and decreased as a percentage of sales from 8.6% in fiscal 2002 to 6.1% in fiscal 2003.

        Other (income) expense.    Other (income) expense includes interest income, interest expense, amortization of debt financing costs, minority interest expense, equity (income) loss of unconsolidated affiliates, net gain or loss on the sale of property, plant and equipment, income on dissolution of a joint venture, income on recovery of a note receivable and other expense, net.

        Interest income decreased $963,000 to $120,000 during fiscal 2003 from $1.1 million in fiscal 2002, primarily due to $0.8 million of interest income recognized in fiscal 2002 with respect to a promissory note payable to us by Sand Hill Systems, Inc. (the "SHS Note") in connection with a related party transaction described in "Related party transactions" and Note 15 of the Notes to Consolidated Financial Statements. Interest expense decreased by $693,000 to $12.5 million in fiscal 2003 from $13.3 million in fiscal 2002. This decrease was primarily due to the decrease in borrowings on the revolving credit facility and the effect of a decrease in the LIBOR rate. Amortization of debt financing costs totaled $777,000 in fiscal 2003 compared with $756,000 in fiscal 2002.

        In fiscal 2002, we recognized income of $475,000 on the dissolution of a joint venture (see Note 2 of the Notes to Consolidated Financial Statements) and recognized income of $1.1 million on the recovery with respect to the SHS Note. (See Note 15 of the Notes to Consolidated Financial Statements). We recognized a net loss of $30,000 on the sale of property, plant and equipment during fiscal 2003, compared to a gain of $20,000 recognized on the sale of property, plant and equipment during the same period in fiscal 2002.

        Other expense, net consisted primarily of gain and loss on foreign exchange transactions. We recognized a gain of $0.3 million on foreign exchange transactions for fiscal 2003, included in other expense, net, compared to a loss of $0.3 million in fiscal 2002. In addition, we recognized income of $58,000 as a result of the change in the fair market value of our outstanding warrants as of August 31, 2003 as compared to $151,000, as of August 31, 2002.

        Income tax provision.    The income tax provision for fiscal 2003 was $2.1 million on income before income taxes of $340,000, compared to an income tax provision of $2.2 million in fiscal 2002 on income before income taxes of $6.8 million. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions, and for a portion of our domestic jurisdictions.

        Net (loss) income.    Net loss was $1.7 million in fiscal 2003 compared to net income of $4.6 million in fiscal 2002.

Fiscal year ended August 31, 2002 compared to fiscal year ended August 31, 2001

        Sales.    Sales decreased $8.6 million, or 4.0%, from $219.4 million for fiscal 2001 to $210.8 million for fiscal 2002. The decrease in sales for fiscal 2002 compared to fiscal 2001 was mainly attributable to decreased sales of $7.3 million from the United States closure division primarily due to price reductions to customers to reflect lower resin costs and product mix. Equipment sales decreased $2.7 million mainly due to the timing of customer orders. Sales decreased by $0.9 million in Mexico due to sales volume and also decreased by $1.2 million in bottle sales due to discontinuation of one of our consolidated joint ventures. Offsetting these decreases were increased sales of $2.7 million in the United Kingdom due to sales volume and $0.8 million in tooling due to timing of customer orders.

        Gross profit.    Gross profit increased $3.7 million to $53.6 million for fiscal 2002 as compared to $49.9 million for fiscal 2001 and increased as a percentage of sales from 22.7% in 2001 to 25.5% in 2002. The margin increase was due to overall lower raw material costs, primarily due to the lower resin prices in the closure and bottle operations and improved margins in our equipment sales.

        Overall, fiscal 2002 direct materials, labor and overhead costs represented 35.1%, 15.7% and 27.6% of sales, respectively, compared to fiscal 2001 percentages of 40.1%, 14.7% and 26.4%.

        Selling, general and administrative expenses.    Selling, general and administrative expense increased from $28.8 million in fiscal 2001 to $30.8 million in fiscal 2002 and increased as a percentage of sales from 13.1% for fiscal 2001 to 14.6% for fiscal 2002. These increases were primarily due to increased expenses for consulting fees for our product expansion project and ERP system upgrade, employee costs, travel expenses and bad debt charges.

        Research and development expenses.    Research and development expenses were $3.1 million in both fiscal 2001 and 2002, and increased slightly as a percentage of sales from 1.4% in fiscal 2001 to 1.5% in fiscal 2002.

        Amortization of intangibles.    Amortization of intangibles (consisting of amortization of patents, goodwill, tradename, covenants not-to-compete and customer lists) decreased $2.6 million, or 62.9%, to $1.6 million for fiscal 2002 as compared to $4.2 million in fiscal 2001. The decrease was primarily due to the elimination of goodwill amortization expense due to the early adoption of SFAS No. 142 effective September 1, 2001. The effect of the adoption was to eliminate goodwill amortization expense of $2.6 million in fiscal 2002. There was an additional decrease of amortization expense of $0.3 million primarily due to certain Portola Allied intangibles becoming fully amortized in March 2002. Offsetting this decrease was an increase of $0.2 million in amortization expense for additional patent, tradename, covenants not-to-compete and customer list assets relating to the acquisition of Consumer Cap Corporation ("Consumer") during fiscal 2001.

        Restructuring costs.    We did not incur restructuring charges during fiscal 2002, compared to the $1.9 million incurred during fiscal 2001, which consisted of approximately $0.9 million for employee severance costs and approximately $1.0 million for the non-cash writedown of certain assets.

        Income from operations.    Due to the effect of the factors summarized above, income from operations increased $6.3 million, or 52.8%, to $18.2 million for fiscal 2002 as compared to $11.9 million for fiscal 2001 and increased as a percentage of sales from 5.4% in fiscal 2001 to 8.6% in fiscal 2002.

        Other (income) expense.    Interest income increased $1.0 million to $1.1 million during fiscal 2002 as compared to $75,000 in fiscal 2001 primarily due to $0.8 million interest income recognized with respect to the SHS Note payable to us (see Note 15 of the Notes to Consolidated Financial Statements), and we also recognized $0.2 million as a result of the change in the fair market value of the warrants as of August 31, 2002.

        Interest expense decreased by $1.2 million to $13.3 million in fiscal 2002 as compared to $14.5 million in fiscal 2001. This decrease was primarily due to the decrease in borrowings on the revolving credit facility and the effect of a decrease in the LIBOR rate during fiscal 2002, as compared to the same period in fiscal 2001.

        Amortization of debt financing costs increased $38,000 to $756,000 in fiscal 2002 as compared to $718,000 for the same period in fiscal 2001 due to the additional loan fees that are being amortized as a result of the amended and restated senior revolving credit facility entered into on September 29, 2000.

        We recognized a net gain of $20,000 on the sale of property, plant and equipment during fiscal 2002, compared to a gain of $7.0 million recognized on the sale of certain real estate located in San Jose, California, during the same period in fiscal 2001, offset by a $0.2 million loss on the sale of property, plant and equipment.

        In fiscal 2002, we recognized income of $475,000 and $1.1 million on the dissolution of a joint venture and the recovery of the SHS Note, respectively. See Notes 2 and 15 of the Notes to consolidated financial statements.

        Income tax provision.    The income tax provision for fiscal 2002 was $2.2 million compared to an income tax benefit of $2.1 million in fiscal 2001. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions and nondeductible goodwill and amortization expense in fiscal 2001.

        Net income (loss).    Net income was $4.6 million in fiscal 2002 compared to net income of $1.0 million in fiscal 2001.

Liquidity and capital resources

Fiscal year ended August 31, 2003 compared to fiscal year ended August 31, 2002

        In recent years, we have relied primarily upon cash from operations and borrowings from financial institutions to finance our operations, repay long-term indebtedness and fund capital expenditures and acquisitions. On October 2, 1995, we completed a $110.0 million senior notes offering; the notes mature on October 1, 2005 and bear interest at the rate of 10.75% per annum. The net proceeds of the notes offering were approximately $106.0 million, of which $83.0 million was used to retire our debt then outstanding under our senior term loans, revolving credit facility and senior subordinated notes.

As of August 31, 2003, we had cash and cash equivalents of $4.3 million, a decrease from $4.6 million as of August 31, 2002.

        Operating activities.    Net cash provided by operations totaled $14.3 million and $24.4 million in fiscal 2003 and 2002, respectively. Net cash provided by operations for fiscal 2003 was principally the result of non-cash charges for depreciation and amortization offset, in small part, by our net loss. Net cash provided by operations for fiscal 2002 was the result of net income plus non-cash charges for depreciation and amortization, offset by an aggregate of $2.4 million of non-cash items included in other (income) expense. See Notes 2 and 15 of the Notes to Consolidated Financial Statements. Working capital decreased $7.7 million to $10.4 million as of August 31, 2003 from $18.1 million as of August 31, 2002, primarily due to the re-classification of warrants with a carrying value of $9.0 million as current due to their expiration in June 2004, in addition to increases in accounts payable and a decrease in inventory, offset in part by an increase in accounts receivable.

        Investing activities.    Cash used in investing activities was $10.6 million in fiscal 2003 as compared to $11.0 million in fiscal 2002, and consisted primarily of additions to property, plant and equipment of $11.1 million and $10.5 million in fiscal 2003 and 2002, respectively. Cash used in investing activities was reduced by $0.1 million and $0.4 million in fiscal 2003 and 2002, respectively, by proceeds from the sale of property, plant and equipment.

        Financing activities.    At August 31, 2003, we had total indebtedness of $127.2 million, $110.0 million of which was attributable to our senior notes. Of the remaining indebtedness, $6.6 million was attributable to our senior credit facility and $0.3 million was principally comprised of capital lease obligations. In addition, our total indebtedness at August 31, 2003 included redeemable warrants with a carrying value of $10.3 million. See Note 10 of the Notes to Consolidated Financial Statements for additional information on the redeemable warrants. On September 29, 2000, we entered into a four-year amended and restated senior secured revolving credit facility of up to $50.0 million, subject to a borrowing base of eligible receivables and inventory, plus net property, plant and equipment. This credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments and (viii) declare or pay dividends. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

        At September 19, 2003, we acquired Tech Industries for approximately $40.0 million (including assumed liabilities and transaction costs). Effective September 19, 2003, we entered into a consent and first amendment to our senior credit facility to finance the acquisition. The amended agreement increased the senior secured revolving credit facility from $50.0 million to $54.0 million, subject to a borrowing base of eligible receivables and inventory, plus net property and equipment. In addition, the amended credit facility retains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments and (viii) declare or pay dividends. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

        Cash and cash equivalents.    At August 31, 2003, we had $4.3 million in cash and cash equivalents as well as borrowing capacity of approximately $34.2 million under the $50.0 million revolving credit facility, less a minimum availability requirement of $3.0 million.

        At October 31, 2003, we had approximately $3.8 million in cash and cash equivalents as well as borrowing capacity of approximately $8.6 million under the amended $54.0 million revolving credit facility, less a minimum availability requirement of $3.0 million.

        As of August 31, 2003, we had contracted with real estate brokers to sell the manufacturing building in Chino, California and one of our two buildings in San Jose, California, related to the closure of these two manufacturing plants and relocation of their operations from California to Arizona during fiscal 2004. We cannot assure you that the two buildings will be sold in the near future or that, if sold, the selling terms will be favorable to us.

Fiscal year ended August 31, 2002 compared to fiscal year ended August 31, 2001

        Operating activities.    Cash provided by operations totaled $24.4 million and $15.0 million in fiscal 2002 and 2001, respectively. Net cash provided by operations for fiscal 2002 was the result of net income plus non-cash charges for depreciation and amortization, offset by an aggregate of $2.4 million in other income and interest income recognized on the dissolution of a joint venture and settlement on a promissory note. See Notes 2 and 14 of the Notes to Consolidated Financial Statements. Due to the adoption of SFAS No. 142, amortization expense for fiscal 2002 did not include goodwill amortization. Net cash provided by operations for fiscal 2001 was the result of net income plus non-cash charges for depreciation and amortization, reduced by the net gain on the sale of property of $6.8 million, which is reflected in cash flows from investing activities. Working capital decreased $0.9 million as of August 31, 2002 to $18.1 million, as compared to $19.0 million as of August 31, 2001, primarily as a result of a decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued liabilities.

        Investing activities.    Cash used in investing activities was $11.0 million in fiscal 2002 as compared to $4.1 million in fiscal 2001. This consisted primarily of additions to property, plant and equipment of $10.5 million and $14.1 million, in fiscal 2002 and 2001, respectively. Fiscal 2001 included additions to intangible and other assets relating to the acquisition of Consumer. Cash used in investing activities was reduced by $0.4 million in fiscal 2002 by proceeds from the sale of property, plant and equipment and by $10.1 million in fiscal 2001 by proceeds from the sale of property, plant and equipment, primarily related to the sale of certain real estate located in San Jose, California.

        Financing activities.    At August 31, 2002, we had total indebtedness of $131.0 million, $110.0 million of which was attributable to our senior notes. Of the remaining indebtedness, $9.8 million was attributable to our senior credit facility and $0.8 million of the indebtedness was principally comprised of capital lease obligations. In addition, our total indebtedness at August 31, 2002 included redeemable warrants with a carrying value of $10.4 million. See Note 10 of the Notes to Consolidated Financial Statements for additional information on the redeemable warrants.

        Cash and cash equivalents.    At August 31, 2002, we had $4.6 million in cash and cash equivalents as well as unused borrowing capacity of approximately $33.0 million under the revolving credit facility, less a minimum availability requirement of $3.0 million.

Off-balance sheet arrangements

        We currently own a 50% interest in Capsnap Europe Packaging GmbH ("CSE"). CSE currently sells five-gallon closures and bottles that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a new Greek company, Cap Snap Hellas, that will be selling our products in Greece, our portion of the results of which are reflected in equity

(income) loss from unconsolidated affiliates, net. See "—Contractual Obligations" and Note 9 of the Notes to Consolidated Financial Statements.

Contractual obligations

        Our contractual cash obligations as of August 31, 2003 are summarized in the following table:

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Long-term debt, including current portion:
Senior notes(1)	$110,000	-	$110,000	-	-
Revolver(2)	6,561	-	6,561	-	-
Capital lease and other obligations(3)	372	$287	84	$1	-
Redeemable warrants(4)	10,302	9,025	-	1,277	-
Operating lease obligations(5)	28,656	3,148	5,347	3,020	$17,141
Guarantees(6)	1,282	380	-	-	902

        (1)   On October 2, 1995, we completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1. The senior notes' indenture contains certain restrictive covenants and provisions.

        (2)   Concurrently with the offering of senior notes, in October 1995, we entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, we entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility retains the restrictive covenants and provisions. An unused fee is payable on the facility, based on the total commitment amount less the balance outstanding, at the rate of 0.375% per annum. In addition, interest payable is based on either the Bank Prime loan rate plus 1.00% or the LIBOR loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At August 31, 2003, the Bank Prime loan rate and the LIBOR loan rate were 4.00% and 1.12%, respectively.
On September 17, 2003, we entered into a consent and first amendment to the amended and restated senior secured credit facility, increasing the credit facility to $54.0 million in connection with our purchase of Tech Industries, Inc. (See Note 18 of the Notes to consolidated financial statements), subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. An unused fee is payable on the facility, based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. Interest payable is based on either the Bank Prime loan rate plus 1.50% or the LIBOR loan rate plus 2.75%. The credit facility under this first amendment expires on September 7, 2004.

        (3)   We acquired certain machinery and office equipment under non-cancelable capital leases.

        (4)   As of August 31, 2003, we had two outstanding warrants, which are redeemable at the option of the holder upon 60 days' written notice to us based upon a price equal to the higher of the current market price per share of our common stock or an amount computed under formulas in the warrant agreements, through June 30, 2004 and June 30, 2007, respectively. Our obligation to redeem the warrants is deferred if the redemption of the warrants would cause a default or event of default under our credit facilities. At August 31, 2003, our credit facilities did not permit redemption of the warrants. If our credit facilities do not permit the payout of the warrant upon expiration on June 30, 2004 and June 30, 2007, respectively, we will be required to accrue interest on the amount that we would be required to pay the warrant holder, if the credit facilities permitted such payment at the higher of

(i) the prime rate plus 6% or (ii) the federal funds rate plus 6.5% on the current market price of the unpaid portion of the warrant until the payout is permitted. At August 31, 2003, the carrying value of the warrants totaled $10.3 million, which represents the fair value of the instruments as determined by our management. The current market value of the warrants was estimated at August 31, 2003 using the Black-Scholes pricing model with the following assumptions: risk-free interest rates of 1.35% and 3.49%, respectively, expected redemption period of June 30, 2004 and June 30, 2007 respectively; and volatility of 20% for each warrant.

        (5)   We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities' leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2003 totaled $3.3 million.

        (6)   We issued a letter of credit in October 1999, expiring in December 2010, that guarantees $0.3 million of a loan related to the purchase of machinery for CSE's 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. We issued a letter of credit in February 2000, expiring in February 2004, that guarantees a loan of $0.4 million for the purchase of machinery by CSE, presently being used at our United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2003.
In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $0.6 million in future lease payments relating to the lease as of August 31, 2003.

Related party transactions

        We enter into certain related party transactions throughout the course of our business. See Note 15 of the Notes to Consolidated Financial Statements.

Raw material price volatility

        Most of our closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, we have been able to pass on increases in resin prices directly to our customers, although that practice has proven more difficult in the past two years because of increased price competition in the beverage related markets.

Seasonality

        Our sales and earnings reflect a slightly seasonal pattern as a result of greater sales volumes during the summer months. In both fiscal 2003 and 2002, 48% of sales occurred in the first half of the year (September through February) while 52% of sales were generated in the second half (March through August).

Income taxes

        The relationship of income tax expense to income before income taxes is affected primarily by not providing a benefit for losses generated in certain foreign jurisdictions and a portion of our domestic operations and, in fiscal 2001, by non-deductible goodwill arising from our acquisitions. See Note 13 of the Notes to Consolidated Financial Statements.

Recent accounting pronouncements

        Effective September 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," for existing goodwill and other identifiable assets. This standard requires that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually. At August 31, 2003, we used the discounted cash flows methodology to measure its goodwill by operating unit and review for impairment. Based on this review, we recorded an impairment loss of $0.2 million during the fiscal year ended August 31, 2003 for goodwill related to its purchase of the remaining 45% interest in PPI China in March 2000. See Note 7 of the Notes to Consolidated Financial Statements.

        Effective September 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for fiscal 2003.

        Effective September 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The adoption of SFAS No. 144 had no impact on financial statements for fiscal 2003.

        Effective September 1, 2002, we adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board's ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishment of Debt made to Satisfy Sinking Fund Requirements." This statement also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to our financial statements for fiscal 2003.

        Effective September 1, 2002, we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities." The standard requires companies to recognize costs that are associated with exit and disposal activities when incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2003, the Company incurred restructuring charges of $0.4 million, which were determined in accordance with the provisions of SFAS No. 146 (Note 4).

        Effective December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have elected to continue to follow the disclosure-only provisions of SFAS No. 123 and has adopted the required disclosure provisions of SFAS No. 148, (see Note 11 of the Notes to Consolidated Financial Statements).

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on our results of operations or financial condition for fiscal 2003 as there were no new guarantees or modifications of existing guarantees during fiscal 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. FIN 46 did not have a material impact on our results of operation or financial condition for fiscal 2003. We are analyzing the impact of FIN 46 on fiscal 2004.

        Effective April 1, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for fiscal 2003.

        Effective May 1, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

Risk Factors

        The following risk factors, in addition to the risks described elsewhere in the description of our business in this Annual Report on Form 10-K, may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:

Risks related to our outstanding indebtedness

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing.

        As of August 31, 2003, our total indebtedness was approximately $127.2 million. $110.0 million of this amount represented the principal amount of our 10.75% senior notes which are due in 2005; $6.6 million represented funds drawn down under our $50.0 million revolving line of credit and $0.3 million was principally comprised of capital leases. In addition, our total indebtedness included redeemable warrants with a carrying value of $10.3 million. Moreover, we have a total shareholders' deficit of $36.9 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under the notes. Among other things, our indebtedness may:

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions and general corporate purposes;

  •
  require us to dedicate all or a substantial portion of our cash flow to service our debt, which will reduce funds available for other business purposes, such as capital expenditures or acquisitions;

  •
  limit our flexibility in planning for or reacting to changes in the markets in which we compete;

  •
  place us at a competitive disadvantage relative to our competitors with less indebtedness;

  •
  render us more vulnerable to general adverse economic and industry conditions; and

  •
  make it more difficult for us to satisfy our financial obligations.

        We and our subsidiaries may still be able to incur substantially more debt. The terms of our amended and restated senior secured credit facility and the indenture governing our 10.75% senior notes permit additional borrowings and such borrowings may be secured debt.

Our ability to service our debt and meet our cash requirements depends on many factors, some of which are beyond our control.

        Although there can be no assurances, we believe that the level of borrowings available to us, in addition to cash provided by our operations, will be sufficient to provide for our ongoing cash requirements. However, our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, such as interest rates and general economic, financial and business conditions, as well as other factors. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

  •
  refinance all or a portion of our debt;

  •
  obtain additional financing;

  •
  sell certain of our assets or operations;

  •
  reduce or delay capital expenditures; or

  •
  revise or delay our strategic plans.

        If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments, including the indenture governing our 10.75% senior notes.

The covenants in our senior secured credit facility and the indenture governing our 10.75% senior notes impose restrictions that may limit our operating and financial flexibility.

        Our senior secured credit facility and the indenture governing our 10.75% senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries' ability to:

  •
  incur liens and debt or provide guarantees in respect of obligations of any other person;

  •
  issue redeemable preferred stock and subsidiary preferred stock;

  •
  make redemptions and repurchases of capital stock;

  •
  make loans, investments and capital expenditures;

  •
  prepay, redeem or repurchase debt;

  •
  engage in mergers, consolidations and asset dispositions;

  •
  change our business, amend certain debt and other material agreements, and issue and sell capital stock of subsidiaries; and

  •
  restrict distributions from subsidiaries.

        Adverse changes in our operating results or other adverse factors, including a significant increase in interest rates or in resin prices or a significant decrease in demand for our products, could result in our being unable to comply with the financial covenants in our senior secured credit facility. If we violate these covenants and are unable to obtain waivers from our lenders, we would be in default under these agreements and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Our senior notes are effectively subordinate to all of our secured debt, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes.

        Our 10.75% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, the senior notes are our obligations and not of any of our subsidiaries, although the indenture does require that any of our restricted subsidiaries having assets with an aggregate fair market value in excess of $0.1 million execute a guarantee in respect of the senior notes. We cannot assure you that such guarantees, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary's creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 17 of Notes to Consolidated Financial Statements for additional information regarding our restricted and unrestricted subsidiaries.

We may be unable to purchase our senior notes upon a change in control.

        Upon a change of control of Portola (as defined in our senior notes), each holder of senior notes will have certain rights to require us to repurchase all or a portion of such holder's senior notes. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under our senior secured credit facility and, since indebtedness under the credit facility effectively ranks senior in priority to indebtedness under the senior notes, we would be obligated to repay indebtedness under the credit facility in advance of indebtedness under our senior notes. Our repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings which we may enter into from time to time, including agreements relating to secured indebtedness. Failure by us to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the senior secured credit facility is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facilities or (ii) five business days after receipt by us of written notice of such acceleration. In the event all of the senior notes are declared due and payable, our ability to repay the senior notes would be subject to the limitations referred to above.

Risk related to our business

The integration of Portola and Tech Industries may not be successful and may adversely affect our results of operations.

        We could have difficulty integrating our and Tech Industries' operations and could incur unanticipated disruption and expenses related to that integration. The continuing integration of our company with Tech Industries will require a substantial amount of our management's time to the detriment of their other duties. Our management is not experienced in the sales and marketing of CFT closures, and we will depend on the sales, marketing and design capabilities of Tech Industries' senior management. Although Tech Industries' management has agreed to continue in their current roles, we cannot assure you that they will continue to do so in the future.

        The integration of Portola and Tech Industries may take longer and be more disruptive to our business than originally anticipated. Integration may also result in additional unanticipated expenses, which could reduce our profitability. We may not succeed in implementing new manufacturing processes at Tech Industries' facilities at the rate anticipated, and as a result, we may not realize the anticipated operating efficiencies, growth opportunities and other benefits of the transaction or may realize them later than planned. Problems that may arise in connection with the integration of Tech Industries' operations with our operations may have a material adverse impact on our business and results of operations.

We may be subject to pricing pressures due to consolidation in our customers' industries, and we do not have long-term contracts with most of our customers.

        The dairy, water and juice industries, which constitute our most important customer base, have experienced consolidations through mergers and acquisitions in recent years and this trend may continue. As a result, we could experience increased customer concentration, and our results of operations would be increasingly sensitive to changes in the business of large customers or any deterioration of their financial condition. During fiscal 2003, our top ten customers accounted for approximately 38% of our sales. In addition, consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us. Consolidations in the dairy and water industries have had a negative impact on our gross margins during fiscal 2003. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        We do not have firm long-term contracts relating to a majority of our sales. Although these customers provide indications of their product needs and purchases on a periodic basis, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business or change in the procurement practices of any of our major customers may produce pricing pressures that could have a material adverse effect on our business, results of operations and financial condition.

We are subject to competition in our markets.

        We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. We can expect to meet significant competition from existing and new competitors with entrenched positions with respect to our existing product lines as well as with respect to new products we might introduce. We have experienced a negative impact due to competitor pricing, and this impact has accelerated during the past year and the current fiscal year. Further, numerous well-capitalized competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete. Additionally, we, from time to time, also face direct competition from bottling companies, carton manufacturers and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources. See "Item 1—Business—Competition."

We are subject to the risk of changes in resin prices and do not have firm contracts with resin suppliers.

        Our products are molded from various plastic materials, primarily low density polyethylene ("LDPE") resin. LDPE resin accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations, resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and general availability of raw materials quickly. In the event of a significant increase in resin prices, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would have a material adverse effect on our sales and margins on a direct or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts which only allow us to adjust prices on a quarterly basis, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass-through of the decrease, and we cannot assure you that we would be able to maintain our gross margin percentages. Resin price increases had a negative impact on our business during fiscal 2003. See "Item 1—Business—Raw Materials and Production" and "Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations."

        In addition, we have not entered into a firm supply contract with any of our resin vendors. We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers. Any such shortage may negatively impact our competitive position with respect to companies that are able to better or more cheaply source resin.

The integration of future acquisitions may result in substantial costs, delays and other problems.

        We may not be able to successfully integrate future acquisitions, if any, without substantial costs, delays or other problems. Future acquisitions would require us to expend substantial managerial, operating, financial and other resources to integrate any new businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs would likely include non-recurring acquisition costs, investment banking fees, recognition of transaction-related obligations, plant closing and similar costs and various other acquisition-related costs. In addition, each transaction inherently carries an unavoidable level of risk regarding the actual condition of the acquired business, regardless of the investigation we may conduct regarding the business prior to consummating the transaction. Until we can actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. If and when we acquire a business, we would likely be subject to risks including:

  •
  the possibility that it would be difficult to integrate the operations into our other operations;

  •
  the possibility that we had acquired substantial undisclosed liabilities;

  •
  the risks of entering markets or offering services for which we had no prior experience;

  •
  the potential loss of customers; and

  •
  the possibility we might be unable to recruit managers with the necessary skills to supplement or replace the incumbent management of the acquired business.

        We may not be successful in overcoming these risks.

We depend on new business development, international expansion and acquisitions.

        We believe that growth has slowed in the domestic markets for our traditional beverage products and that, in order to increase our sales, we must continue to develop new products in the markets we currently serve and new products in different markets, to make acquisitions and to expand in our international markets. Developing new products, expanding into new markets and identifying and completing acquisitions will require a substantial investment and involve additional risks. We cannot assure you that our efforts to achieve such development and expansion or to identify and complete potential acquisitions will be successful. Expansion poses risks and potential adverse effects on our operating results, such as the diversion of management's attention, the loss of key personnel and the risks of unanticipated problems and liabilities. We may be unsuccessful in making acquisitions because of competition for acquisition candidates, which could result in fewer opportunities and higher acquisition prices. Moreover, as described below, our debt instruments impose significant restrictions under certain circumstances on our ability to make investments in or acquire other companies.

Difficulties presented by non-U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.

        Approximately 43% of our sales for fiscal 2003 was derived from shipments to destinations outside of the United States or from our international operations. We intend to expand such exports and our international operations and customer base. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following potential risks:

  •
  difficulty in managing, operating and marketing such operations because of distance, and, in some cases, language and cultural differences;

  •
  fluctuations in the value of the U.S. dollar could increase or decrease the effective price of our products sold in U.S. dollars and might have a material adverse effect on sales or costs, require us to raise or lower our prices or affect our reported sales or margins in respect of sales conducted in foreign currencies;

  •
  difficulty entering new international markets due to greater regulatory barriers than those of the United States and differing political systems;

  •
  increased costs due to domestic and foreign customs and tariffs, adverse tax legislation, imposition or increases of withholding and other taxes on remittances and other payments by subsidiaries;

  •
  credit risk or financial condition of local customers and distributors;

  •
  potential difficulties in staffing and labor disputes;

  •
  risk of nationalization of private enterprises;

  •
  government embargoes or foreign trade restrictions such as anti-dumping duties;

  •
  increased costs of transportation or shipping;

  •
  ability to obtain supplies from foreign vendors and ship products internationally during times of crisis or otherwise;

  •
  difficulties in protecting intellectual property;

  •
  increased worldwide hostilities;

  •
  potential imposition of restrictions on investments; and

  •
  local political, economic and social conditions such as hyper-inflationary conditions and political instability.

        As we continue to expand our international operations, these and other risks might increase. As we enter new geographic markets, we may encounter competition from the primary participants in those markets that may have significantly greater market knowledge and that may have substantially greater resources than we do. In addition, we conduct some of our international operations through joint venture arrangements in which our operational and financial control of the business are limited.

Adverse weather conditions could adversely impact our financial results.

        Weather conditions around the world can have a significant impact on our sales. Unusually cool temperatures during a hot weather season in one or more of our markets could adversely affect sales of our products in those markets.

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

        We rely on a combination of patent and trademark laws, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure you that our competitors will not independently develop equivalent or superior know-how, trade secrets or production methods. Litigation may be necessary to enforce our intellectual property rights and to protect our trade secrets. Further, there can be no assurance that our products will not be found to infringe upon the proprietary technology of others and our intellectual property rights may not have the value we believe them to have. Third parties may initiate claims or litigation asserting infringement of intellectual property rights against us and we cannot assure you that we would prevail in any litigation.

        We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division, in which Blackhawk Molding alleges that an adhesive label attached to our five-gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the patent is invalid and that we have not infringed Blackhawk Molding's patents. While we believe that we have substantial defenses in the matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

        Many of our prior patents relating to one of our closure product lines have expired in recent years. We believe such expirations adversely affected our margins as competitors who have become free to imitate our designs have begun to compete aggressively against us in the pricing of certain products. These adverse effects will only be partially ameliorated to the extent that we continue to obtain new patents.

        The laws of certain countries in which our products or technology are or may be licensed may not protect our products, technology and intellectual property rights to the same extent as the laws of the United States. In addition, the protection offered by the patent laws of foreign countries may be less than the protection offered by the United States patent laws.

Defects in our products could result in litigation and harm our reputation.

        Many of our products are used to cap food and beverage products. From time to time in the past, we and other producers of similar products have received complaints from customers and end-consumers claiming that such products might cause or almost caused injury to the end-consumer. In some instances, such claims have alleged defects in manufacture or faulty design of our closures. In the event an end-consumer suffers a harmful accident, we could incur substantial costs in responding to complaints or litigation. Further, if any of our products were found to be defective, we could incur significant costs in correcting any defects, lose sales derived from such products and suffer damage to our reputation. In addition, a substantial portion of such costs might not be covered by insurance.

Our customers' products could be contaminated through tampering, which could harm our reputation and business.

        Terrorist activities could result in contamination or adulteration of our customers' products, as our products are tamper resistant but not tamper proof. We cannot assure you that a disgruntled employee or third party could not introduce an infectious substance into packages of our finished products, either at our manufacturing plants or during shipment of our products. Were our products or our customers' products to be tampered with in a manner not readily capable of detection, we could experience a material adverse effect to our reputation, business, operations and financial condition.

Changes to government regulations affecting our products could harm our business.

        Our products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies to the extent that such agencies have jurisdiction over effectiveness of tamper resistant devices and other closures for dairy and other food and beverage products. A change in government regulation could adversely affect our business. We cannot assure you that federal, state or foreign authorities will not issue regulations in the future that could materially increase our costs of manufacturing certain of our products. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls, or seizures as well as potential criminal sanctions, which could have a material adverse effect on us.

Our business may be adversely affected by compliance obligations or liabilities under environmental laws and regulations.

        We are subject to federal, state, local and foreign environmental, and health and safety, laws and regulations that could result in liability, affect ongoing operations and increase capital costs and operating expenses in order to maintain compliance with such requirements. Some of these laws and regulations provide for strict and joint and several liability regarding contaminated sites. Such sites may include properties currently or formerly owned or operated by us and properties to which we disposed of, or arranged to dispose of, wastes or hazardous substances. Based on the information presently known to us, we do not expect environmental costs or contingencies to have a material adverse effect on us. We may, however, be affected by hazards or other conditions presently unknown to us. In addition, we may become subject to new requirements pursuant to evolving environmental, and health and safety, laws and regulations. Accordingly, we cannot assure you that we will not incur material environmental costs or liabilities in the future.

We depend upon key personnel.

        We believe that our future success depends upon the knowledge, ability and experience of our personnel. The loss of key personnel responsible for managing Portola or for advancing our product development could adversely affect our business and financial condition.

We are controlled by Jack Watts, our Chairman and Chief Executive Officer, and JPMorgan Partners 23A, an affiliate of J.P. Morgan Securities Inc., and their interests may conflict with those of our other securityholders.

        Jack Watts, our Chairman and Chief Executive Officer, and JPMorgan Partners 23A own a majority of our common stock. Robert Egan, a member of our Board of Directors is a Senior Advisor to JPMorgan Partners 23A and a Partner of J.P. Morgan Entertainment Partners. The interests of Mr. Watts, Mr. Egan and JPMorgan Partners 23A may not in all cases be aligned with your interests.

There is only one independent director (as defined under the federal securities laws) on our Board of Directors and, as a result, our Board of Directors, Audit Committee and Compensation Committee have not met the standard "independence" requirements that would be applicable if our equity securities were traded on Nasdaq or the New York Stock Exchange, when they have considered numerous issues of importance to us. We have engaged in a number of related party transactions. For example, Portola engaged in a series of transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers had a financial interest. See "Item 13—Certain Relationships and Related Transactions" and Note 15 of Notes to Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

        We are exposed to market risk from changes in interest rates on long-term debt obligations. We manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.

        The following table provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates.

	August 31,
	2004	2005	2006	2007	2008	Total
	(dollars in thousands)
Liabilities:
Long-Term Debt, including current portion:
Fixed Rate—Notes	—	—	$110,000	—	—	$110,000
Average Interest Rate	—	—	10.75%	—	—	—
Variable Rate—Revolver (a)	—	$6,561	—	—	—	$6,561
Fixed Rate—Term	$287	$66	$18	$1	—	$372
Average Interest Rate	7.78%	6.35%	3.06%	10.0%	—	—
Redeemable Warrants (b)	$9,025	—	—	—	$1,277	$10,302

(a)
Average interest is equal to either the Bank Prime Loan rate plus 1.00% or LIBOR Loan rate plus 2.25%. At August 31, 2003, the Bank Prime Loan rate was 4.00% and the LIBOR Loan rate was 1.12%.

(b)
As of August 31, 2003, we had two outstanding warrants, which are redeemable at the option of the holder upon 60 days' written notice to us based upon a price equal to the higher of the current market price per share of our common stock or an amount computed under formulas in the warrant agreements, through June 30, 2004 and June 30, 2007, respectively. Our obligation to redeem the warrants is deferred if the redemption of the warrants would cause a default or event of default under our credit facilities. At August 31, 2003, our credit facilities did not permit redemption of the warrants. If our credit facilities do not permit the pay out of the warrant upon expiration on June 30, 2004, we would be required to accrue interest at the higher of (i) the prime rate plus 6% or (ii) the federal funds rate plus 6.5% on the fair value of the warrant until the payout is permitted. At August 31, 2003, the carrying value of the warrants totaled $10.3 million, which represents the fair value of the instruments as determined by our management. The fair value of the warrants was estimated at August 31, 2003 using the Black-Scholes pricing model with the following assumptions: Risk-free interest rates of 1.35% and 3.49%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively.

	Fair Value August 31,
	2003	2002
	(dollars in thousands)
Liabilities:
Long-Term Debt, including current portion:
Fixed Rate—Notes	$113,644	$101,100
Variable Rate—Revolver	$6,561	$9,781
Fixed Rate—Notes	$372	$771

Exchange Rate Sensitivity

        Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders' equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2003, we incurred a gain of $348,000 arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

Credit Risk Sensitivity

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. Our cash and cash equivalents are concentrated primarily in several United States banks. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold our financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

        Our products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for fiscal 2003.

Resin Price Sensitivity

        The majority of our products are molded from various plastic resins which comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the fourth quarter of fiscal 2002, we experienced increases in resin prices. In the past, we generally have been able to eventually pass on increases in resin prices directly to our customers, although during fiscal 2003 with the significant increases in resin, we had difficulty passing on all of the resin increases to certain customers. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. We experienced a loss in margin due to the impact of the resin increases during fiscal 2003. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its Subsidiaries (the Company) at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of our management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 7 to the Consolidated Financial Statements, the Company changed its method of accounting for long-lived asset impairments, goodwill and other intangible assets in fiscal 2002.

        As discussed in Note 10 to the Consolidated Financial Statements, the Company reclassified our redeemable warrants from temporary equity to a liability in fiscal 2001.

        As described in Note 8 to the Consolidated Financial Statements, our senior revolving credit facility matures on September 7, 2004.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

November 18, 2003, except for Note 19,
    as to which the date is December 10, 2003

Portola Packaging, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

August 31,	2003	2002

Assets
Current assets:
Cash and cash equivalents	$4,292	$4,566
Accounts receivable, net of allowance for doubtful accounts of $1,244 and $1,151, respectively	28,948	25,810
Inventories	11,306	13,272
Other current assets	3,309	2,533
Deferred income taxes	1,363	643

Total current assets	49,218	46,824
Property, plant and equipment, net	66,004	71,455
Goodwill, net	10,468	10,342
Patents, net of accumulated amortization of $7,072 and $6,494, respectively	2,548	3,127
Debt financing costs, net of accumulated amortization of $4,500 and $3,686, respectively	1,585	2,280
Covenants not-to compete, trademarks and other intangible assets, net of accumulated amortization of $728 and $1,757, respectively	488	570
Other assets	2,462	1,991

Total assets	$132,773	$136,589

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current portion of long-term debt	$287	$426
Current portion of redeemable warrants to purchase Class A Common Stock	9,025	-
Accounts payable	15,291	13,828
Accrued liabilities	6,457	6,746
Accrued compensation	2,781	2,749
Accrued interest	4,928	4,928

Total current liabilities	38,769	28,677
Long-term debt, less current portion	116,646	120,126
Redeemable warrants to purchase Class A Common Stock	1,277	10,359
Deferred income taxes	1,848	1,601
Other long-term obligations	385	681

Total liabilities	158,925	161,444

Minority interest	47	58

Commitments and contingencies (Note 9)
Shareholders' equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2003 and 2002	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,600 shares in 2003 and 8,597 shares in 2002	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2003 and 2002	1	1
Additional paid-in capital	6,582	6,570
Notes receivable from shareholders	(161)	(158)
Accumulated other comprehensive loss	(1,882)	(2,318)
Accumulated deficit	(30,749)	(29,018)

Total shareholders' equity (deficit)	(26,199)	(24,913)

Total liabilities and shareholders' equity (deficit)	$132,773	$136,589

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

Year ended August 31,	2003	2002	2001

Sales	$215,315	$210,757	$219,418
Cost of sales	166,689	157,133	169,544

Gross profit	48,626	53,624	49,874

Selling, general and administrative	29,307	30,844	28,774
Research and development	4,729	3,069	3,096
Amortization of intangibles	903	1,551	4,176
Impairment charge	207	-	-
Restructuring costs	405	-	1,939

	35,551	35,464	37,985

Income from operations	13,075	18,160	11,889

Other (income) expense:
Interest income	(120)	(1,083)	(75)
Interest expense	12,544	13,251	14,453
Amortization of debt financing costs	777	756	718
Minority interest expense	73	113	278
Equity (income) loss of unconsolidated affiliates, net	(415)	(340)	37
Loss (gain) from sale of property, plant and equipment	30	(20)	(6,784)
Income on dissolution of joint venture	-	(475)	-
Income on recovery of investments	-	(1,103)	-
Other expense, net	(154)	246	158

	12,735	11,345	8,785

Income before income taxes	340	6,815	3,104
Income tax provision	2,071	2,242	2,074

Net (loss) income	$(1,731)	$4,573	$1,030

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended August 31,	2003	2002	2001

Cash flows from operating activities:
Net (loss) income	$(1,731)	$4,573	$1,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,966	19,290	21,948
Amortization of debt issuance costs	777	756	718
Deferred income taxes	(473)	(199)	950
Loss (gain) on property and equipment dispositions	30	(20)	(6,784)
Impairment charge	207	—	—
Provision for doubtful accounts	417	567	320
Provision for excess and obsolete inventories	(31)	45	26
Provision for restructuring	405	-	1,939
Minority interest expense	73	113	278
Equity (income) loss of unconsolidated affiliates, net	(415)	(340)	37
Interest income on warrants	(58)	(151)	-
Income on dissolution of joint venture	-	(475)	-
Income on recovery of investment	-	(1,940)	-
(Increase) decrease in notes receivable from shareholders	(3)	114	104
Changes in working capital:
Accounts receivable	(3,321)	3,270	(788)
Inventories	1,942	1,794	1,072
Other current assets	808	420	(2,167)
Accounts payable	464	(2,444)	(2,836)
Accrued liabilities and compensation	(2,766)	(977)	(822)
Accrued interest	-	9	(5)

Net cash provided by operating activities	14,291	24,405	15,020

Cash flows from investing activities:
Additions to property, plant and equipment	(11,081)	(10,488)	(14,088)
Proceeds from sale of property, plant and equipment	114	404	10,113
Additions to intangible assets	(117)	(427)	(362)
Decrease (increase) in notes receivable	5	-	30
Decrease (increase) in other assets	500	(530)	205

Net cash used in investing activities	(10,579)	(11,041)	(4,102)

Cash flows from financing activities:
Decrease in book overdraft	-	-	(1,390)
Repayments under revolver, net	(3,220)	(11,105)	(3,613)
Repayments of long-term debt arrangements	(398)	(612)	(4,741)
Payment of debt issuance costs	-	-	(1,202)
Issuance of common stock	12	9	318
Payments on other long-term obligations	(181)	(346)	(394)
Repurchase of common stock	-	-	(284)
Distributions to minority owners	(83)	(81)	(263)

Net cash used in financing activities	(3,870)	(12,135)	(11,569)

Effect of exchange rate changes on cash and cash equivalents	(116)	22	53

(Decrease) increase in cash and cash equivalents	(274)	1,251	(598)
Cash and cash equivalents at beginning of year	4,566	3,315	3,913

Cash and cash equivalents at end of year	$4,292	$4,566	$3,315

See Note 16 for supplemental cash flow disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands)

	Class A		Class B
			Series 1		Series 2
							Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive income (loss)		Total shareholders' equity (deficit)	Total comprehensive income (loss)
										Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, August 31, 2000	2,135	$2	8,865	$8	1,171	$1	$ 8,277	$(376)	$(2,127)	$(36,741)	$(30,956)
Repurchase of common stock			(60)				(284)				(284)
Issuance of common stock			163				1,068				1,068
Exercise of stock options			130				100				100
Increase in value of stock purchase warrants										2,120	2,120
Increase in notes receivable from shareholders								104			104
Net income										1,030	1,030	$ 1,030
Other comprehensive loss									(465)		(465)	(465)

Balance, August 31, 2001	2,135	2	9,098	8	1,171	1	9,161	(272)	(2,592)	(33,591)	(27,283)	$ 565

Repayment of promissory note with stock			(524)		(1)		(2,625)				(2,625)
Issuance of common stock			2				9				9
Exercise of stock options			21				25				25
Decrease in notes receivable from shareholders								114			114
Net income										4,573	4,573	$ 4,573
Other comprehensive income									274		274	274

Balance, August 31, 2002	2,135	2	8,597	8	1,170	1	6,570	(158)	(2,318)	(29,018)	(24,913)	$ 4,847

Issuance of common stock			3				12				12
Decrease in notes receivable from shareholders								(3)			(3)
Net loss										(1,731)	(1,731)	$(1,731)
Other comprehensive income									436		436	436

Balance, August 31, 2003	2,135	$2	8,600	$8	1,170	$1	$ 6,582	$(161)	$(1,882)	$(30,749)	$(26,199)	$(1,295)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(in thousands, except share data)

1. Summary of significant accounting policies:

Nature of operations:

Portola Packaging, Inc. and Subsidiaries (the "Company" or "PPI" or "Portola") designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non-carbonated beverage products. The Company's Canadian subsidiary also designs, manufactures and markets a wide variety of plastic bottles for use in the dairy, juice and water industries. The Company's Mexican and United Kingdom subsidiaries manufacture five-gallon polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements.

Principles of consolidation:

The consolidated financial statements of the Company include the financial statements of Portola Packaging, Inc. and all of its subsidiaries. Joint venture investments are accounted for by the equity method. All material intercompany accounts and transactions between consolidated entities have been eliminated.

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

Property, plant and equipment:

Property, plant and equipment are stated at cost and depreciated on the straight-line basis over their estimated useful lives. The cost of maintenance and repairs is charged to income as incurred. Leasehold improvements are amortized on a straight-line basis over their useful lives or the lease term, whichever is shorter. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

Intangible assets:

Patents, licenses, technology, tradenames, covenants not-to-compete and customer lists are valued at cost and are amortized on a straight-line basis over the lesser of their remaining useful or contractual lives (generally two to sixteen years). During fiscal 2001, the Company capitalized approximately $399 of litigation costs related to the successful defense of certain of its patents used in products marketed by the U.S. domestic plants. These costs are being amortized on a straight-line basis over the remaining useful life of the related patents. During fiscal 2001, the Company allocated $3,612 to identifiable intangibles (including $1,800 to patents, $1,000 to customer lists, $452 to non-compete agreements and

$360 to tradename) due to the acquisition of Consumer Cap Corporation ("Consumer") (Note 2). The identifiable intangibles are being amortized over three to sixteen years.

Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company of Northern Engineering & Plastics Corp. ("Pennsylvania Nepco"), Portola Packaging Canada Ltd., Portola Packaging Limited ("Portola Packaging Ltd. (U.K.)"), Portola Packaging Inc. Mexico, S.A. de C.V. ("PPI Mexico"), Shanghai Portola Packaging Company Limited ("PPI China") and the assets of Allied Tool, Inc., acquired by Portola Allied Tool, Inc. ("Portola Allied"), was amortized on a straight-line basis over periods ranging from three to twenty-five years through August 31, 2001. Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment. See Recent Accounting Pronouncements below and Note 7.

Debt financing costs:

Debt financing costs are amortized using the straight-line method over the term of the related loans.

Research and development expenditures:

Research and development expenditures are generally charged to operations as incurred.

Income taxes:

The Company accounts for income taxes under the liability method, which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws or rates are enacted. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established where necessary to reduce deferred tax assets to the amount expected to be realized.

Accounting for stock-based compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in fiscals 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the pro forma net income (loss) would have been reported as follows:

	2003	2002	2001

Net income (loss) as reported	$(1,731)	$4,573	$1,030
Net income (loss)—pro forma	$(1,851)	$4,350	$327

These pro forma results are not likely to be representative of the effects on reported net income (loss) for future years.

Concentrations of credit risk and other risks and uncertainties:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company's cash and cash equivalents are concentrated primarily in several United States banks, as well as in banks in Canada, Mexico, China and the United Kingdom. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions, which hold the Company's financial instruments, are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

The Company's products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses, which, on a historical basis, have not been significant. There were no customers that accounted for more than 10% of sales for the fiscal years ended August 31, 2003 or 2001. During fiscal year ended August 31, 2002, one United States customer accounted for approximately 10% of sales and owed the Company $1.6 million as of August 31, 2002.

The majority of the Company's products are molded from various plastic resins, which comprise a significant portion of the Company's cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2003, the Company incurred increases in resin prices. The Company passes the majority of these increases on to its customers depending upon the competitive environment and contractual terms for customers with contracts. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company. Resin price increases had a negative impact on the Company during the year ended August 31, 2003.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation:

The Company's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders' equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). Gains (losses) arising from foreign currency transactions for the years ended August 31, 2003, 2002 and 2001 totaled $348, $(285) and $(50), respectively, and are included in "Other (income) expense" in the accompanying consolidated statements of operations. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of August 31, 2003 (Note 9).

Carrying value of long-lived assets:

Long-lived assets, including property, plant and equipment and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management's assessment of the carrying values of such long-lived assets, no impairment charge has been deemed necessary as of August 31, 2003 and 2002.

Fair value of financial instruments:

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt except for the senior notes, approximates fair value. The fair value of the senior notes is estimated to be approximately $113.6 million as of August 31, 2003 (Note 8).

In addition, the Company has outstanding warrants, whose carrying value at August 31, 2003 approximated fair value of the instruments, as determined by the Company's management (Note 10).

Recent accounting pronouncements:

Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," for existing goodwill and other identifiable assets. This standard requires that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually. At August 31, 2003, the Company used the discounted cash flows methodology to measure its goodwill by operating unit and review for impairment. Based on this review, the Company recorded an impairment loss of $207 during the year ended August 31, 2003 for goodwill related to its purchase of the remaining 45% interest in PPI China in March 2000 (Note 7).

Effective September 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on the Company's financial statements for fiscal 2003.

Effective September 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The adoption of SFAS No. 144 had no impact on the Company's financial statements for fiscal 2003.

Effective September 1, 2002, the Company adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board's ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishment of Debt Made to

Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, "Accounting for Leases", are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to the Company's financial statements for fiscal 2003.

Effective September 1, 2002, the Company adopted SFAS No. 146, "Accounting for Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2003, the Company incurred restructuring charges of $405, which were determined in accordance with the provisions of SFAS No. 146 (Note 4).

Effective December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123 and has adopted the required disclosure provisions of SFAS No. 148 (Note 11).

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The recognition provisions of FIN 45 did not have a material impact on the Company's results of operations or financial condition for fiscal 2003 as there were no new guarantees or modifications of existing guarantees during fiscal 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. FIN 46 did not have a material impact on the Company's results of operations or financial condition for fiscal 2003. The Company is analyzing the impact of FIN 46 on fiscal 2004.

Effective April 1, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's results of operations or financial condition for fiscal 2003.

Effective May 1, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial condition.

2. New business activity:

Acquisition of Consumer Cap Corporation:

On December 30, 2000, the Company entered into an agreement with Consumer Cap Corporation ("Consumer"), a manufacturer of plastic closures, for the purchase of substantially all of Consumer's assets and the assumption of certain of Consumer's liabilities for a purchase price of approximately $1,477, including acquisition costs of $475, plus the assumption of liabilities totaling approximately $8,374. On January 12, 2001, the acquisition was completed through the purchase of the assets of Consumer by Northern Engineering and Plastics Corporation ("Delaware Nepco"), a Delaware corporation and a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price was financed through the issuance of $550 of the Company's common stock and the incurrence of obligations for non-compete agreements of $452. In addition, the Company borrowed $4,474 under its senior revolving credit facility and issued $300 in common stock to extinguish a portion of the assumed debt obligations of Consumer at the time of the acquisition. The remaining balance of the assumed liabilities was paid from the Company's cash flows from operations.

The allocation of the purchase price was based on an independent valuation and included an allocation of $3,612 to identifiable intangibles (including $1,800 to patents, $1,000 to customer lists, $452 to non-compete agreements and $360 to a tradename). The identified intangibles are being amortized over three to sixteen years.

Delaware Nepco is being operated as a "restricted" subsidiary pursuant to the terms of the Company's senior revolving credit facility and the senior note indenture (Notes 8 and 17). The operating results of Consumer have been included in the Company's consolidated financial statements since January 1, 2001.

The following presents unaudited pro forma information assuming that the Consumer acquisition had occurred at the beginning of the year ended August 31, 2001. Adjustments that have been included to arrive at the pro forma totals primarily relate to the amortization of identifiable intangible assets and the adjustment in interest expense to reflect the extinguishment of a portion of Consumer's debt and the related borrowings under the Company's senior revolving credit facility. An income tax benefit was not recognized for the net loss of Consumer due to the limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and due to the Company's current tax position.

(unaudited)

Pro forma sales	$222,845

Pro forma net loss	$(456)

The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire period presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

Cash flow information (Note 16):

The details related to the Consumer acquisition for the year ended August 31, 2001 were as follows:

Fair value of assets acquired	$9,851

Fair value of liabilities assumed	$8,374

Fair value of common stock issued	$550

Fair value of obligations for non-compete agreements	$452

Issuance of common stock for extinguishment of debt	$300

Other:

During November 2003, the Company formed a wholly owned subsidiary, Portola s.r.o. under the laws of the Czech Republic. The Company purchased land in fiscal 2003 and intends to begin construction of a closure manufacturing plant on this property in late fiscal 2004 or early fiscal 2005. Portola s.r.o. is designated as an unrestricted subsidiary under the Company's existing 10.75% Senior Notes (Note 17).

On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in connection with this purchase, the Company also acquired all of the issued and outstanding capital stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively "Tech Industries"). The Company paid cash of approximately $35,663 from borrowings under its credit facility to purchase Tech Industries. In November 2003, the Company paid the final working capital adjustment of $231. Tech Industries is a manufacturer of plastic closures and containers for the personal care and cosmetic industries. Tech Industries will continue to operate as a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the Company's existing 10.75% Senior Notes (Note 17).

On June 30, 2003, the Company formed a wholly owned subsidiary, Portola GmbH ("Portola Austria"). Portola Austria was formed to manage sales of the Company's products on the European continent and to facilitate the growth of European operations. Portola Austria is designated as a restricted subsidiary under the Company's existing 10.75% Senior Notes (Note 17).

On May 15, 2003, the Company formed a wholly owned subsidiary and holding company, Portola Ltd. ("PLtd"). The Company's European operations have been consolidated under the management of PLtd. PLtd now owns the equity interest in Portola Packaging Ltd. (U.K.), CSE, Portola GmbH. PLtd is designated as a restricted subsidiary under the Company's existing 10.75% Senior Notes (Note 17).

On January 19, 2001, the Company formed a wholly owned subsidiary, now known as Portola (Asia Pacific) Holding Limited ("PH"). PH was formed to facilitate international business relations with the Company's Chinese operations and customers throughout Australia, New Zealand and other markets in Southeast Asia. PH is designated as an unrestricted subsidiary under the Company's existing 10.75% Senior Notes (Note 17).

In February 2000, the Company incorporated an e-commerce company, Buyerlink Networks, Inc. The name of that corporation was subsequently changed to BLN Acquisition Corporation ("BNI"). Effective as of July 2000, the Company sold the assets of that corporation to Sand Hill Systems, Inc., ("SHS") in exchange for an unsecured promissory note in the principal amount of $1,500. The Company fully reserved against non-payment of that note on August 31, 2000. SHS merged with Neptune Technologies in April 2001, and as a result the promissory note was converted into SHS convertible preferred stock (Note 15). Effective June 1, 2002, the assets of SHS were sold, and SHS's stock became worthless.

During fiscal year 1999, the Company entered into a joint venture with Kimex Group, LLC ("Kimex") to form Sterling Containers, LLC ("Sterling"), a 50% owned company that produced and sold five-gallon PET water bottles out of one of the Company's domestic plants. During fiscal 2002, the Company dissolved the partnership. Kimex agreed to forgive debt of $475, which was recognized in other (income) expense included in the Consolidated Statement of Operations.

3. Other comprehensive (income) loss:

Other comprehensive (income) loss consisted of cumulative foreign currency translation adjustments of $(436), $(274) and $465 for the years ending August 31, 2003, 2002 and 2001, respectively.

4. Restructuring:

During the second quarter of fiscal 2003, the Company announced a restructuring plan to reduce its work force. During fiscal 2003, the Company incurred restructuring charges of $405 for employee severance costs, which were determined in accordance with the provisions of SFAS No. 146. The restructuring affected nine employees in general and administration, two employees in customer service, one employee in research and development and two employees in sales, totaling fourteen severed employees. As of August 31, 2003, approximately $300 had been charged against the restructuring reserve for the employee severance costs.

The Company expects to incur additional restructuring costs in fiscal 2004 related to the closing and relocation of three plants located in Chino and San Jose, California and Sumter, South Carolina. The operations from the two California plants will be relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix, towards the end of the second quarter of fiscal 2004. The Company, in June 2003, entered into a fifteen-year lease commencing November 1, 2003 for the Tolleson, Arizona facility (Note 9). The Company has contracted with real estate brokers to sell the manufacturing buildings in Chino and San Jose, California. The operations from the South Carolina plant will be relocated in the first quarter of fiscal 2004 primarily to the Company's existing facility in Kingsport, Tennessee as well as to other facilities within the Company. The Company estimates that it will incur approximately $1,275 in relocation expenses and stay bonuses and $2,171 in restructuring costs related to the closing of the three plants during fiscal 2004.

5. Inventories:

August 31,	2003	2002

Raw materials	$5,785	$6,644
Work in process	528	1,047
Finished goods	4,993	5,581

	$11,306	$13,272

6. Property, plant and equipment:

August 31,	2003	2002

Assets (asset lives in years):
Buildings and land (35)	$17,962	$17,667
Machinery and equipment (3-10)	161,160	155,674
Leasehold improvements (10-35)	6,022	5,934

	185,144	179,275
Less accumulated depreciation	(119,140)	(107,820)

	$66,004	$71,455

Depreciation expense charged to operations was $17.1 million, $17.7 million and $17.8 million for the years ended August 31, 2003, 2002 and 2001, respectively.

7. Goodwill and intangible assets:

As of August 31, 2003 and 2002, goodwill and accumulated amortization by segment category (Note 14) consisted of the following:

	August 31, 2003		August 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Goodwill:
United States	$12,585	$(6,667)	$12,585	$(6,667)
Canada	4,437	(1,239)	3,975	(1,110)
Mexico	3,801	(2,534)	3,801	(2,534)
China	392	(392)	392	(185)
Other	449	(364)	449	(364)

Total consolidated	$21,664	$(11,196)	$21,202	$(10,860)

Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and at August 31, 2002, the Company used the discounted cash flows methodology to measure goodwill by operating unit and reviewed for impairment. Based on this review, the Company did not record an impairment loss during fiscal 2002. The effect of the adoption was to eliminate goodwill amortization expense of $2.6 million in fiscal 2002. Prior to the adoption, the Company had recorded goodwill amortization expense of $2.7 million in 2001.

The change in the gross carrying amount and accumulated amortization for Canada from August 31, 2002 to August 31, 2003 was due to foreign currency translation. The Company performed its annual review for impairment and recognized $207 for impairment losses related to PPI China's goodwill for the year ended August 31, 2003.

In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's intangible assets are as follows:

	August 31, 2003		August 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Intangible assets:
Patents	$9,620	$(7,072)	$9,621	$(6,494)
Debt financing costs	6,085	(4,500)	5,966	(3,686)
Covenants not-to-compete	455	(243)	555	(252)
Trademarks	360	(320)	360	(200)
Technology and other	401	(165)	412	(305)

Total consolidated	$16,921	$(12,300)	$16,914	$(10,937)

The gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt financing costs, at August 31, 2003 was $1,685 for fiscal 2003 and is estimated to be $1,885 for fiscal 2004, $931 in fiscal 2005, $408 in fiscal 2006, $266 in fiscal 2007, $123 in fiscal 2008 and $1,008 in the remaining years thereafter.

8. Debt:

Debt:

August 31,	2003	2002

Senior notes	$110,000	$110,000
Senior revolving credit facility	6,561	9,781
Capital lease obligations	302	663
Other	70	108

	116,933	120,552
Less: Current portion long-term debt	(287)	(426)

	$116,646	$120,126

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

Senior revolving credit facility:

Concurrently with the offering of senior notes, in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which was due to expire on August 31, 2004, contained covenants and provisions that restricted, among other things, the Company's ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee was payable on the facility based on the total commitment amount less the balance at the rate of 0.35% per annum. In addition, interest payable was based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At August 31, 2003, the Bank Prime Loan rate and the LIBOR Loan rate were 4.00% and 1.12%, respectively.

On September 19, 2003, the Company entered into a consent and first amendment to the amended and restated senior secured credit facility, increasing the credit facility to $54.0 million in connection with the Company's purchase of Tech Industries, Inc. (Note 18), subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding letter of credit liability, at the rate of 0.50% per annum. Interest payable is based on either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 2.75%. The amended and restated credit facility under the second amendment expires on September 7, 2004.

Capital lease obligations:

The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations:

August 31,	2003	2002

Equipment	$1,152	$1,160
Less accumulated depreciation	(302)	(225)

	$850	$935

Aggregate maturities of long-term debt:

The aggregate maturities of long-term debt as of August 31, 2003 were as follows:

Fiscal years ended August 31,

2004	$287
2005	6,627
2006	110,018
2007	1
2008	-

$116,933

9. Commitments and contingencies:

Legal:

The Company is subject to various legal proceedings and claims arising out of the normal course of business, including a suit alleging that an adhesive label attached to the Company's five-gallon caps infringes a patent held by competitor. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the Company's financial position. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

Commitments and contingencies:

The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities' leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs.

At August 31, 2003, future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Fiscal years ended August 31,

2004	$3,148
2005	3,059
2006	2,288
2007	2,019
2008	1,001
Thereafter	17,141

$28,656

Base rent expense for the years ended August 31, 2003, 2002 and 2001 totaled $3.3 million, $3.4 million and $3.6 million, respectively.

The Company has issued a letter of credit in October 1999, expiring in December 2010, that guarantees $307 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH's ("CSE") 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by the Company's United Kingdom subsidiary and the Company's joint venture partner in CSE. The Company has also issued a letter of credit in February 2000, expiring in February 2004, that guarantees a loan of $380 for the purchase of machinery by CSE, presently being used at the Company's United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2003.

In November 2000, the Company's Mexican consolidated subsidiary entered into a ten year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company's Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $595 in future lease payments relating to the lease as of August 31, 2003.

In June 2003, the Company entered into a fifteen-year lease for a new facility in Tolleson, Arizona, commencing December 1, 2003. The closure manufacturing operations from San Jose and Chino, California will be relocated to the new facility in Tolleson, Arizona towards the end of the second quarter fiscal 2004 (Note 4). The Company has contracted with real estate brokers to sell the manufacturing buildings in San Jose and Chino.

10. Redeemable warrants:

The Company has outstanding two warrants to purchase an aggregate of 2,492,741 shares of its Class A Common Stock which are held by certain shareholders and senior lenders of the Company. A warrant to purchase 2,052,526 shares of Common Stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain anti-dilution provisions. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company's Common Stock or an amount computed under an earnings formula in the warrant agreement. The obligation of the Company to redeem the warrant is deferred if the redemption of the warrant would cause a default or event of default under the Company's credit facilities. At August 31, 2003 and 2002, the Company's credit facilities did not permit redemption of the warrant. If the Company's credit facilities do not permit the pay out of the warrant upon expiration on June 30, 2004, the Company will be required to accrue interest at the higher of (i) prime rate plus 6% or (ii) the federal funds rate plus 6.5% on the fair value of the warrant until the pay out is permitted. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $10.3 million at August 31, 2003 and 2002 based on a calculation using the fair value per share of the Company's Common Stock. As of January 1, 2002, the Company has the right to repurchase the warrant at a price equal to the higher of the fair value per share of the Company's Common Stock or an amount computed under an earnings formula in the warrant agreement. The earnings formula is based on a multiple of earnings before interest, taxes, depreciation and amortization, less debt outstanding to calculate an estimated value per share.

A second warrant to purchase 440,215 shares of Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2008. Effective August 1, 2001, this warrant became redeemable at the option of the holder upon 60 days prior written notice to the Company based upon a price equal to the higher of the current fair value per share of the Company's Common Stock or the net book value per share of the Company's Common Stock as computed under a valuation formula in the warrant agreement. The obligation of the Company to redeem the warrant is deferred if the redemption of the warrant would cause a default or event of default under the Company's credit facilities. At August 31, 2003 and 2002, the Company's credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to the Company is estimated to be approximately $1.3 million at August 31, 2003 and 2002, based on a calculation using the fair value per share of the Company's Common Stock. As of August 1, 2003, the Company has the right to repurchase the warrant at a price equal to the higher of the current fair value per share of the Company's Common Stock or the net book value per share of the Company's Common Stock as computed under a valuation formula in the warrant agreement.

Through June 30, 2001, the Company accounted for the redeemable warrants under the provisions of EITF Issue 88-9, "Put Warrants" from the date of issuance of the warrants prior to the effective date of EITF Issue 96-13 "Accounting for the Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Accordingly, an adjustment of the warrant from the value assigned at the date of issuance to the highest redemption price of the warrant was accreted over the period of the warrant. At June 30, 2001, the estimated redemption value of the warrants exceeded their carrying value. The difference was charged (credited) to accumulated deficit over the period from the date of issuance to the earliest put date of the warrants. (Reductions) charges to accumulated deficit related to the warrants amounted to ($2.1) million for the period from September 1, 2000 to June 30, 2001. Through June 30, 2001, the accretion was determined based on a calculation using the fair market value of the Company's Common Stock, as determined by the Company's management.

As of June 30, 2001, the Company applied EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The effect of the application of Issue 00-19 was to reclassify the carrying amount of the warrant from temporary equity to a liability on June 30, 2001. There was no cumulative effect adjustment as a result of the application of Issue 00-19. Under Issue 00-19, the warrants are measured at fair value with changes in fair value reported in earnings. For the period July 1, 2001 to August 31, 2001, the Company's management determined that the fair value of the warrants did not change. As of August 31, 2003 and 2002, the Company's management determined that the fair value of the warrants had decreased, resulting in the recognition of interest income of $58 and $151 in the consolidated statements of operations for fiscal 2003 and 2002, respectively. The fair value of the warrants was estimated at August 31, 2003 using the Black-Scholes pricing model with the following assumptions: Risk free interest rates of 1.35% and 3.49%; expected redemption period of June 30, 2004 and June 30, 2008; and volatility of 20% for each warrant, respectively. The fair value of the warrants was estimated at August 31, 2002 with the following assumptions: Risk free interest rate of 2.01% and 3.34%; expected redemption period of June 30, 2004 and June 30, 2008: and volatility of 20% for each warrant, respectively.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(in thousands, except share data)

The Company is required to reserve shares of Class B, Series 1 Common Stock for the conversion of Class A Common Stock and Class B, Series 2 Common Stock into Class B, Series 1 Common Stock.

2002 stock option plan:

The Company's 2002 Stock Option Plan (the "2002 Plan") was adopted by the Company's Board of Directors in December 2001 and by the Company's stockholders in January 2002. A total of 5,000,000 shares of Class B Common Stock, Series 1 have been reserved for issuance under the 2002 Plan. Options may be granted under the 2002 Plan to employees, officers, directors, consultants and other independent contractors and service providers of the Company, or of any subsidiary or parent of the Company. Options granted under the 2002 Plan may be incentive stock options within the meaning of Section 422 of the Code, or non-statutory options; however, only employees of the Company, or a parent or subsidiary of the company may be granted incentive options. Generally, options under the 2002 Plan expire ten years after the date of grant (or five years in the case of any option granted to a person holding more than 10% of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary of the Company).

The exercise price of an option granted under the 2002 Plan may not be less than 85% with respect to a non-statutory option or 100% with respect to an incentive option of the fair market value of the Company's Class B Common Stock, Series 1 on the date of grant, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value. Options generally become exercisable as to 20% of the shares one year after the vesting start date and an additional 5% of the shares for each full quarter thereafter that the optionee renders services to the Company.

The 2002 Plan may be administered by the Board of Directors or by a Compensation Committee appointed by the Board, which has discretion to select optionees and to establish the terms and conditions for the options, subject to the provisions of the 2002 Plan.

All stock option plans:

At August 31, 2003, the Company had reserved 2,866,200, 3,500,000 and 5,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company's 1988, 1994 and 2002 stock option plans, respectively. Under all three plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company's Common Stock at the date of grant for non-statutory options and not less than 100% of the fair market value of the Company's Common Stock at the date of grant for incentive options, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value.

Aggregate option activity is as follows:

		Options outstanding
	Available for grant	Number of shares	Weighted average exercise price

Balances, August 31, 2000	1,062,000	2,630,000	$5.07
Granted	(399,000)	399,000	$6.33
Exercised	-	(130,000)	$1.98
Canceled	307,000	(307,000)	$4.71

Balances, August 31, 2001	970,000	2,592,000	$5.47
Reservation of shares	5,000,000	-
Granted	(250,000)	250,000	$5.00
Exercised	-	(43,000)	$2.50
Canceled	2,078,000	(2,106,000)	$5.72

Balances, August 31, 2002	7,798,000	693,000	$4.73
Reservation of shares	130,000	-
Granted	(2,274,000)	2,274,000	$5.04
Exercised	-	-	-
Canceled	122,000	(122,000)	$4.63

Balances, August 31, 2003	5,776,000	2,845,000	$4.99

At August 31, 2003, 2002 and 2001, vested options to purchase approximately 2.0 million, 0.4 million and 1.3 million shares, respectively, were unexercised.

Effective March 1, 2002, the Company cancelled 1,857,296 options outstanding under its 1994 Stock Option Plan, as amended, in connection with the tender by the holders of such options pursuant to a stock option exchange program conducted by the Company during February 2002. The options tendered for cancellation represented approximately 96% of the options eligible to participate in the stock option exchange program. Approximately seven months from the date of cancellation, new options were granted to persons eligible to participate in the Company's stock option exchange program during fiscal 2003.

During fiscal 2001, an affiliate of a director exercised 90,000 option shares at an exercise price of $1.75 per share under the Company's 1988 Stock Option Plan. Pursuant to a procedure authorized by the Board of Directors for select holders of options granted under the 1988 Stock Option Plan, the option holder elected a cashless exercise of the options whereby shares previously owned by the optionee or shares acquired by the optionee upon exercise of the option were surrendered to satisfy withholding and other taxes, and the exercise cost of the shares.

The following table summarizes information about fixed stock options outstanding at August 31, 2003:

	Options outstanding
				Options exercisable
		Weighted average remaining contractual life (years)
Range of exercise prices	Number outstanding		Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.50-$3.75	10,000	1.21	$3.75	10,000	$3.75
$4.00-$5.50	2,815,000	8.18	$4.98	2,025,000	$4.97
$6.25	20,000	6.75	$6.25	13,000	$6.25

	2,845,000			2,048,000

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal 2002, 2001 and 2000:

	2003	2002	2001

Risk-Free Interest Rate	2.98%	4.33%	5.72%
Expected Life	5 years	5 years	5 years
Volatility	n/a	n/a	n/a
Dividend Yield	-	-	-

The weighted average fair value per share of those options granted in 2003, 2002 and 2001 was $4.32, $4.05 and $4.73, respectively.

12. Employee Benefit Plans:

The Company maintains a defined contribution plan. To be eligible, employees of the Company must be 21 or older, not covered by a collective bargaining agreement and may begin to defer amounts the first of the month following the month of hire, but do not receive a match from the Company until they have completed one year of service. Employer matching contributions amounted to approximately $266, $351 and $317 for the years ended August 31, 2003, 2002 and 2001, respectively.

In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the "ESPP") under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. Employees may participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP may not exceed $25 in any calendar year. The participant's purchase price is 85% of the lower of the fair market value at the beginning or the end of the offering period. The ESPP has been terminated effective August 31, 2003. Shares purchased under the ESPP are issued by the Company once a year, at calendar year end. In fiscal 2003, 2002 and 2001, 2,833, 2,205 and 3,437 shares were issued to employees under the ESPP at an annual aggregate purchase price of $12, $9 and $18 respectively, bringing the total shares issued under the ESPP to 36.832 for an aggregate purchase price of $171 as of August 31, 2003. The Company has not recognized compensation expense related to the ESPP during fiscal 2003, 2002 and 2001.

13. Income Taxes:

Income tax provision (benefit) for the years ended August 31, consisted of the following:

August 31,	2003	2002	2001

Current:
Federal	$-	$-	$52
State	-	16	48
Foreign	2,544	2,425	1,024

	2,544	2,441	1,124

Deferred:
Federal	(1,165)	70	572
State	(343)	(18)	24
Foreign	1,035	(251)	354

	(473)	(199)	950

	$2,071	$2,242	$2,074

The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

Year ended August 31,	2003	2002	2001

Federal statutory rate (benefit)	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	-	-	1.5
Nondeductible amortization	-	-	28.4
Nondeductible portion of business meals and entertainment	26.5	1.8	9.4
Change in valuation allowance	550.1	1.1	(8.1)
Other	(1.5)	(4.0)	1.6

Effective income tax rate	609.1%	32.9%	66.8%

Valuation allowances have been established against the net deferred tax assets in certain foreign jurisdictions and for a portion of the Company's domestic jurisdictions to reduce the net deferred tax assets to the amounts expected to be realized.

The components of the net deferred tax liabilities are as follows:

August 31,	2003	2002

Deferred tax assets:
Federal and state credits	$465	$452
Accounts receivable	234	209
Inventories	317	165
Intangible assets	1,452	1,475
Net operating loss—foreign	1,295	1,356
Net operating loss—domestic	6,857	3,861
Accrued liabilities and other	(1,128)	269

Total gross assets	9,492	7,787
Less: valuation allowance	(3,989)	(1,058)

Total assets	5,503	6,729

Deferred tax liabilities:
Property, plant and equipment	5,988	7,687

Total liabilities	5,988	7,687

Net deferred tax liabilities	$485	$958

At August 31, 2003, the Company had a net operating loss carryforward of approximately $18.6 million available to offset future U.S. federal income taxes through August 31, 2023.

14. Segment Information:

The Company's reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico offer both closure and bottle product lines and the United States and China offer closure product lines. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other non-operating gains and losses. Certain Company businesses and activities, including the equipment division, Portola Allied and general corporate costs, do not meet the definition of a reportable operating segment and have been aggregated into "Other." The accounting policies of the segments are the same as those policies described in Note 1.

The table below presents information about reported segments for the years ended August 31,:

	2003	2002	2001

Revenues
United States	$116,866	$121,295	$128,728
Canada	30,449	25,868	26,015
United Kingdom	37,042	33,752	31,063
Mexico	14,652	14,242	15,144
China	2,669	2,720	2,575
Other	13,637	12,880	15,893

Total Consolidated	$215,315	$210,757	$219,418

Intersegment revenues totaling $9.9 million, $10.6 million and $11.1 million have been eliminated from the segment totals presented above for fiscal 2003, 2002 and 2001, respectively.

The table below presents a reconciliation of total segment consolidated income (loss) to total segment EBITDA for the years ended August 31, (in thousands):

	2003	2002	2001

Consolidated net (loss) income	$(1,731)	$4,573	$1,030
Add: Interest expense	12,544	13,251	14,453
Taxes	2,071	2,242	2,074
Depreciation and amortization	17,966	19,290	21,948
Amortization of debt financing costs	777	756	718

EBITDA	31,627	40,112	40,223

The table below presents revenues by product line for the years ended August 31,:

	2003	2002	2001

Revenues:
Closures	$162,443	$168,850	$173,839
Bottles	28,643	23,609	25,944
Equipment	14,435	12,712	13,299
Other	9,794	5,586	6,336

Total	$215,315	$210,757	$219,418

During fiscals ended August 31, 2003 and 2001, there were no customers that accounted for 10% of total sales. During fiscal year ended August 31, 2002, one United States customer accounted for approximately 10% of sales and owed the Company $1.6 million as of August 31, 2002.

The following is a breakdown of revenue and long-lived assets by geographic region as of and for the years ended August 31,:

	2003	2002	2001

Revenue:
United States	$130,503	$134,175	$144,621
Foreign	84,812	76,582	74,797

Total	$215,315	$210,757	$219,418

Long-lived assets:
United States	$59,678	$65,540	$72,986
Foreign	23,877	24,225	25,712

Total	$83,555	$89,765	$98,698

15. Related party transactions:

On July 1, 1999, the Company entered into an agreement with SHS to provide a total of $3.5 million in support services to SHS, then a wholly owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark-up of the cost of the services rendered. In consideration for those services, the Company received a promissory note in the principal amount of $3.5 million from SHS and bearing interest at a rate equal to the base rate charged under the Company's senior revolving credit facility less one-half of one percent. In September 1999, Portola IV LLC, a limited liability company ("LLC"), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the "Members") were at the same time officers of the Company. The LLC secured payment of the note by pledging 500,000 shares of the Class B Common Stock of the Company that had been contributed to the LLC by the Members to capitalize the LLC (the "Portola Shares"). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003, or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, the Company (and a wholly owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which it accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to the Company in lieu of foreclosure and in payment of all amounts due under the note. The Company's carrying basis for its investment in SHS and the promissory note due from SHS was $0.6 million at August 22, 2002. As a result of the share transfer, the Company recognized income from the recovery of the investment and interest income of approximately $1.1 million and $0.8 million, respectively.

Effective July 1, 2000, the Company sold the assets of a wholly owned e-commerce subsidiary, BNI, to SHS in exchange for a non-interest bearing, unsecured promissory note for $1.5 million, which was fully reserved for as of August 31, 2000. In conjunction with SHS's merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to shareholders.

Options may be granted under the 1994 Stock Option Plan ("1994 Plan") to officers, key employees, directors, advisors, consultants and independent contractors of the Company, or any subsidiary of the Company. On November 13, 2000, the Compensation Committee of the Board of Directors approved the grant to certain directors of the Company of non-qualified stock options pursuant to the terms of the 1994 Plan. Three directors and an affiliate of a director each received options to purchase 5,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.25 per share; the Chief Executive Officer received an option to purchase 50,000 shares of Class B Common Stock, Series 1 of the Company, with an exercise price of $6.875 per share. The non-qualified stock options for fiscal 2001, which were granted to such directors, will expire ten (10) years from the date of grant and will vest 20% one year after the vesting start date and 5% for each calendar quarter that such individual continues to serve as a member of the Board of Directors or is employed by the Company, provided that vesting of such options will be accelerated upon a change in control.

In connection with the Company's acquisition of Consumer (Note 2), in February 2001, the Company paid to a director, a fee consisting of $100 and 4,000 shares of Class B Common Stock, Series 1, valued at $6.25 per share, for services rendered to the Company. In addition, in May 2001 in connection with the acquisition, the Company paid to an investment banking firm $100,000 for services rendered to the Company. A principal of the investment banking firm is a director. Both directors serve as members of the Board's Audit Committee and were also members of the Compensation Committee until October 2003. The one director was Secretary of the Company until his resignation as Secretary during fiscal 2001.

In addition to a base salary of $12, the Company incurred $234, $182 and $159 for the years ended August 31, 2003, 2002 and 2001, respectively, to the Company's Vice President, General Counsel and current Secretary, for legal services rendered.

The Company incurred $314, $410 and $897 in the years ended August 31, 2003, 2002 and 2001, respectively, to a law firm for legal services rendered, a general partner of which is a director of the Company, a member of its Audit Committee and was also a member of its Compensation Committee until October 2003 and was Secretary of the Company until his resignation as Secretary during fiscal 2001.

The Company incurred $42 for the years ended August 31, 2003, 2002 and 2001 to a corporation for management fees. The sole shareholder of the aforementioned corporation is an officer, a director and significant shareholder of the Company.

The Company has a note receivable from an officer and director at an interest rate equal to the Short Term Applicable Federal Rate as of August 31, 2003. The balance due from the officer, including accrued and unpaid interest, amounted to $155 and $153 as of August 31, 2003 and 2002 respectively, and is classified in shareholders' equity (deficit) in the consolidated balance sheets. In addition, during fiscal 2002, the Company paid approximately $61 for travel and living expenses for said officer.

The Company sold products to and performed certain services for its non-consolidated affiliated companies totaling approximately $2,756, $6,496 and $4,265 for the years ended August 31, 2003, 2002 and 2001, respectively. The Company had trade receivables due from these non-consolidated affiliated companies, which amounted to $1,003 and $1,625 as of August 31, 2003 and 2002, respectively.

On March 1, 2003, the Company entered into a consulting agreement with an investment banking firm, of which a director is a principal, for certain investment advisory and banking services. Pursuant to such agreement, the Company paid to the investment banking firm $30 during the year ended August 31, 2003. If the Company issues debt or equity securities during the term of the agreement or within twelve months after the termination of the agreement, the Company must pay 0.50% of the total amount of the debt offering plus 5.0% of the first $10 million in equity raised and 3.0% of the amount over $10 million in equity raised. In the event that the Company issues equity securities in a public offering, the Company must pay 1% of the total amount of those securities issued. This agreement will expire August 31, 2004. Either party to the agreement can terminate the agreement by providing at least 10 days written notice to the other party. Said director is a member of the Board's Audit Committee and was also a member of the Compensation Committee until October 2003.

On November 1, 2001, the Company entered into a consulting agreement with a director. Pursuant to such agreement, the Company paid the director consulting fees and reimbursement of related expenses of approximately $60 in fiscal 2002. The director serves as a member of the Board's Audit Committee and was also a member of the Compensation Committee until October 2003 and was Secretary of the Company until his resignation as Secretary during fiscal 2001.

In August 2001, the Company paid to an investment banking firm, of which a director is a principal, a fee of approximately $92 for certain investment advisory and banking services performed by the director's affiliate on behalf of the Company during fiscal 2001. Certain costs incurred by the affiliate of the director also were reimbursed by the Company. In addition, shares of Class B Common Stock, Series 1, valued at $5.00 per share, or $175 in the aggregate, were issued to principals of the investment banking firm, 7,000 of which shares were issued to the director with whom the investment banking firm is affiliated. Said director is a member of the Board's Audit Committee and was also a member of the Compensation Committee until October 2003.

In June 2001, an investment partnership, one of the general partners of which is a director, exercised its stock option for 90,000 shares granted under the Company's 1988 Plan, at an exercise price of $1.75 per share. Under a procedure authorized by the Board of Directors, the affiliate of such director exercised its options in accordance with the so-called "cashless exercise" provisions of the Plan. Shares of the Company already owned by that investment partnership and shares acquired by the investment partnership upon exercise of the option were transferred to the Company in payment of the exercise price of the options and to satisfy withholding and other tax obligations incurred in connection with the exercise. The director of the Company serves as a member of the Board's Audit Committee and was also a member of the Compensation Committee until October 2003 and was Secretary of the Company until his resignation as Secretary during fiscal 2001.

16. Supplemental cash flow disclosures:

The Company paid $12,430, $13,072 and $15,413 in interest during the years ended August 31, 2003, 2002 and 2001, respectively.

The Company paid $2,162, $2,594 and $951 in income taxes during the years ended August 31, 2003, 2002 and 2001, respectively.

During fiscal 2002, the Company recognized $1,103 and $837 of other income and interest income on the recovery of a promissory note receivable (Note 15).

During fiscal 2002, the Company recognized other income of $475 for debt forgiveness on the dissolution of a joint venture (Note 2).

During fiscal 2003 and 2002, the Company wrote-off fully amortized intangible assets totaling approximately $1,360 and $174.

During fiscal 2003, 2002 and 2001, the Company recorded a decrease in the value of stock purchase warrants of $58, $151 and $2,120, respectively.

During fiscal 2003 and 2001, the Company acquired $32 and $1,120, respectively, of equipment under capital lease. No equipment was purchased under capital leases during fiscal 2002.

During fiscal 2001, the Company issued $550 in Class B Common Stock, Series 1 related to the acquisition of Consumer and $300 in Class B Common Stock, Series 1 to extinguish a portion of the assumed debt obligations of Consumer (Note 2).

17. Subsidiaries:

Under the terms of the indenture governing the senior notes and the Company's senior revolving credit facility, the Company must designate subsidiaries as restricted or unrestricted subsidiaries. Included in the indenture and the senior credit facility are formulas required to be met prior to reclassification of a subsidiary from unrestricted subsidiary status to restricted subsidiary status. Unrestricted subsidiaries do not guarantee the senior notes under the indenture and are allowed to borrow money from third parties; however there are restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries. Restricted subsidiaries guarantee the senior notes under the indenture and have some restrictions on borrowing money; however there are fewer restrictions on the funds that the Company can transfer to or guarantee on behalf of these subsidiaries.

Eastern Canada and Portola Packaging Ltd. (U.K.) have been restricted subsidiaries since fiscal year 1997 when they were converted from unrestricted subsidiaries to restricted subsidiaries. Portola Allied and Portola Packaging Holding B.V. were designated restricted subsidiaries in connection with their formation during fiscal year 1999; western Canada was converted from unrestricted subsidiary to restricted subsidiary status in connection with the repayment in May 1999 of all amounts due to a Canadian bank (and was treated as a "restricted subsidiary" subsequent to amalgamation with the Company's eastern Canadian subsidiary during fiscal 2002). PPI Mexico was designated a restricted subsidiary (i) under the indenture in connection with the purchase by the Company in July 1999 of the remaining 50% interest in PPI Mexico; and (ii) under the amended and restated senior credit agreement in September 2003 pursuant to the Company's consent and first amendment to the senior credit agreement. During fiscal 2003, the Company formed Portola Ltd. under the laws of the United Kingdom and Portola GmbH under the laws of Austria both of which were designated restricted subsidiaries upon formation, and also formed Portola s.r.o. under the laws of the Czech Republic. The latter corporation was designated an unrestricted subsidiary upon its formation. During fiscal 2002, PH was designated as an unrestricted subsidiary upon formation. During fiscal 2001, Delaware Nepco was designated a restricted subsidiary in connection with its acquisition of Consumer.

The following joint venture and subsidiary were designated as unrestricted subsidiaries in fiscal 2000: Great Lakes Sales Associates, LLC and BNI (Notes 2 and 14). The following joint ventures and subsidiaries were designated as unrestricted subsidiaries in fiscal year 1999: PPI China, Associated Sales Group, LLC, Leonard S. Slaughter and Associates, LLC and SHS (Note 14). Neither SHS nor BNI are currently subsidiaries of the Company.

The table below provides consolidated financial information for the years ended August 31, 2003, 2002 and 2001:

		Parent company		Restricted subsidiaries		Subtotal		Unrestricted subsidiaries		Eliminations		Total consolidated

Statement of Operations data:
Sales	2003 2002 2001	$133,220 130,693 142,095		$86,184 85,175 82,080		$219,404 215,868 224,175		$5,851 5,491 6,320		$(9,940 (10,602 (11,077	) ) )	$215,315 210,757 219,418
Gross profit	2003 2002 2001	29,928 37,473 37,554		17,225 15,795 12,552		47,153 53,268 50,106		3,635 2,949 2,183		(2,162 (2,593 (2,415	) ) )	48,626 53,624 49,874
Income (loss) from operations	2003 2002 2001	12,921 9,830 8,836		12 8,298 4,073		12,933 18,128 12,909		142 32 (1,020)		- - -		13,075 18,160 11,889
Balance sheet data:
Cash and cash equivalents	2003 2002	495 663		2,956 2,248		3,451 2,911		841 1,655		- -		4,292 4,566
Current assets	2003 2002	26,179 23,213		20,950 21,518		47,129 44,731		2,651 2,700		(562 (607	) )	49,218 46,824
Total assets	2003 2002	101,837 105,901		25,645 49,726		127,482 155,627		5,783 5,305		(492 (24,343	) )	132,773 136,589
Current liabilities	2003 2002	2,251 (7,353)		33,280 33,130		35,531 25,777		3,638 3,507		(400 (607	) )	38,769 28,677
Total liabilities	2003 2002	121,958 124,681		33,694 33,794		155,652 158,475		3,673 3,576		(400 (607	) )	158,925 161,444
Cash flow data:
Operating activities	2003 2002 2001	11,133 21,021 1,222		3,814 3,426 11,737		14,947 24,447 12,959		(656 (42 671	) )	- - 1,390		14,291 24,405 15,020
Investing activities	2003 2002 2001	(7,802 (8,463 769	) )	(2,879 (3,447 (4,465	) ) )	(10,681 (11,910 (3,696	) ) )	102 869 (406)		- - -		(10,579 (11,041 (4,102	) ) )
Financing activities	2003 2002 2001	(3,500 (11,007 (3,246	) ) )	(101 (1,001 (6,186	) ) )	(3,601 (12,008 (9,432	) ) )	(269 (127 (747	) ) )	- - (1,390)		(3,870 (12,135 (11,569	) ) )

18. Subsequent events:

On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in synchronized transactions, the Company also acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively "Tech Industries"). The Company paid cash of approximately $35,663 million from borrowings under its credit facility to purchase Tech

Industries. A final working capital adjustment of $231 million was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the personal care and cosmetic industries. Tech Industries will continue to operate as a wholly owned subsidiary of PPI and is designated as a restricted subsidiary (Note 17).

The acquisition of Tech was accounted for using the purchase method of accounting pursuant to which the purchase price at closing was allocated to the tangible and intangible assets and liabilities assume based on their estimated fair values. The purchase allocations were made based upon valuations and other studies, which have not yet been finalized. The actual allocation of the purchase price may differ significantly from the amounts disclosed below.

The Company paid cash of approximately $35,663 of which approximately $35,073 was for the outstanding stock of Tech Industries, Inc. and Tech Industries U.K. Ltd., and certain land, buildings and fixtures used by Tech Industries Inc. in its manufacturing operations. An additional $590 million was paid at closing for a working capital adjustment. A final working capital adjustment of $231 was paid in November, 2003. There are no other contingent payments due.

The following represents the preliminary allocation of purchase price.

Intangible asset—trademark and trade name	$5,000
Intangible asset—website	400
Intangible asset—customer relationships	2,600
Increase in book value of property plant & equipment	7,140
Increase in inventories	387
Goodwill	8,519
Net book value of assets acquired	13,963
Book value of liabilities assumed	(2,346)

Total purchase price	$35,663

On September 19, 2003, the Company entered into a consent and first amendment to the amended and restated senior secured credit facility, increasing the credit facility to $54.0 million in connection with the Company's stock purchase of Tech Industries, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. The credit facility under a second amendment expires on September 7, 2004 (Note 8).

During November 2003, the Company formed a wholly owned subsidiary, Portola s.r.o. under the laws of the Czech Republic. The Company purchased land for $121 in fiscal 2003 and intends to begin construction of a closure manufacturing plant on this property in late fiscal 2004 or early fiscal 2005.

19. Quarterly Information (unaudited)

On December 10, 2003, the Company filed Amended Quarterly Reports on Form 10-Q/A for each of the three quarters for the year ended August 31, 2003. The Amended Quarterly Reports were filed to reflect the recording of foreign currency gains and losses and certain inventory valuation adjustments in the quarters to which they relate, rather than in the fourth quarter of fiscal years ended August 31, 2003 and 2002. These adjustments resulted in a decrease in income from operations, income before income taxes and net income of $10, $137 and $82, respectively, from the amounts previously reported for the fourth quarter of fiscal year ended August 31, 2002. These adjustments had no effect on the Company's consolidated financial statements for the fiscal year ended August 31, 2002.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2003, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

        During the quarter ended August 31, 2003, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Portola have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Management

        Our directors and executive officers and their ages as of November 30, 2003 are as follows:

Name	Age	Title
Jack L. Watts	55	Chairman of the Board and Chief Executive Officer
James A. Taylor	57	President and Chief Operating Officer
Dennis L. Berg	54	Vice President, Finance and Chief Financial Officer
M. Craig Akins.	52	Vice President, U.S. Sales and Service
Laurie D. Bassin	54	Vice President, Corporate Development
Frederick K. Janz	53	President, Americas Group
Richard D. Lohrman	50	Vice President, Engineering/R&D
E. Scott Merritt	48	Vice President, Corporate Services
Themistocles G. Michos	71	Vice President, General Counsel and Secretary
Robert Egan(1)	39	Director
Martin Imbler(1)	55	Director
Timothy Tomlinson(2)	53	Director
Larry C. Williams(2)	54	Director

(1)    Member of the Compensation Committee.

(2)    Member of the Audit Committee.

        Jack L. Watts has been our Chairman of the Board and Chief Executive Officer since January 1986. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.

        James A. Taylor has been our President and Chief Operating Officer since July 1999. He joined us in July 1998 as Vice President and Chief Financial Officer. From February 1996 to July 1998, he was Vice President, Finance and Treasurer at Seagate Technology, Inc., an international manufacturer and distributor of computer disk drives. He joined Seagate Technology following its acquisition of Conner Peripherals, Inc. where he had been Vice President and Treasurer from December 1993 through February 1996. Conner also manufactured and distributed computer disk drives globally.

        Dennis L. Berg has been our Vice President of Finance and Chief Financial Officer since July 1999. He joined us in February 1999 as Vice President, Finance. From February 1988 to February 1999, he was employed by Seagate Technology, Inc., an international manufacturer and distributor of computer disk drives. During his tenure at Seagate, Mr. Berg held many financial management positions including Director of Worldwide Internal Audit, Controller of Heppenheim, Germany and Omaha, Nebraska manufacturing plants, Senior Director of Corporate Accounting and External Reporting and most recently Senior Director of Financial Planning and Analysis.

        M. Craig Akins has been our Vice President of U.S. Sales and Service since March 2002. Mr. Akins was the Vice President of Sales for Consolidated Coca-Cola Bottling Company from 1999 until he left in 2002 and held various sales and sales management positions during his twenty-two years with the company.

        Laurie D. Bassin has been our Vice President, Corporate Development since February 1993. From August 1986 to February 1993, she served as our Director of Marketing. Prior to that time, she was employed in the Consumer Service and Marketing Department of Collagen Corporation, a biomedical company.

        Frederick K. Janz has been our President, America Group since February 2003. From June 2000 to February 2003, he was President, International Group. He joined us in April 1995 as Vice President of Pennsylvania Nepco. Prior to 1995, Mr. Janz was Vice President of the CMS Materials division of CMS Gilbreth, a leading supplier of decorated plastic packaging and application equipment. Mr. Janz also held several positions in Owens Illinois and Johnson Controls Plastics Division as Operations Manager and Regional Manufacturing Manager.

        Richard D. Lohrman has been our Vice President, Engineering / R&D since July 2002. He has twenty-five years of product development experience in the packaging field. Prior to joining Portola, Mr. Lohrman was Manager of Technology for the Closure and Specialty group of Owens-Illinois. Mr. Lohrman also held a Vice President position in R&D for Zeller Plastik, Inc., a company owned by Crown Cork and Seal and was Vice President of Manufacturing for Betts Packaging.

        E. Scott Merritt has been our Vice President, Corporate Services since October 2001. He was the Vice President, U.S. Closures and Equipment from July 1999 to October 2001 and was the Vice President, U.S. Operations from July 1997 to July 1999. He was Vice President of Manufacturing Technology from April 1996 to July 1997. He was President and General Manager, Fitment Equipment from February 1995 until April 1996. From August 1992 to February 1995, he was an Advisor, General Assembly for New United Motor Manufacturing, Inc., an automobile manufacturing joint venture between General Motors and Toyota. From 1978 to August 1992, he was employed by General Motors of Canada, Ltd., where he held various positions, most recently as Manufacturing Superintendent, Components Plant.

        Themistocles G. Michos has been our Vice President and General Counsel since November 1996. He became Secretary during fiscal 2001. Prior to his association with us, he was and continues to be in private practice in San Francisco, California.

        Robert Egan is a Partner of J.P.Morgan Entertainment Partners (JPMEP) and a Senior Advisor to J.P.Morgan Partners. J.P.Morgan Partners is one of the largest private equity funds in the world. Previous to JPMEP, Mr. Egan was the President of Hudson River Capital LLC, a private equity fund which focused on investments in middle market companies. Prior to Hudson, Mr. Egan was a Principal and founding member of Chase Capital Partners, a predecessor to J.P.Morgan Partners. In addition, Mr. Egan has served as a Vice President of The Chase Manhattan Bank's Merchant Banking Group.

        Martin Imbler is currently Chairman and co-founder of Riverbend Capital Resources Corporation. Prior to founding Riverbend in 2002, Mr. Imbler was President and CEO of Berry Plastics Corporation, a position he held from 1991 until 2002. Berry Plastics is a leading manufacturer of proprietary plastic packaging, serving a variety of markets in the United States and abroad. From 1987 to 1991, Mr. Imbler was President and CEO of Risdon Corporation, a manufacturer of metal and plastic packaging for the cosmetics industry. From 1973 to 1987, he held various executive positions with American Can Company, Conrail, Gulf Oil and The Boston Consulting Group. Previously, he was a Captain in the U.S. Army.

        Timothy Tomlinson has been one of our directors since January 1986, and was our Secretary from 1986 until his resignation as Secretary during fiscal 2001. Mr. Tomlinson is also a director of several privately-held companies. He also is the managing partner of a number of seed venture capital funds, mainly emphasizing technology companies. He has been a partner in the law firm of Tomlinson Zisko LLP since 1983.

        Larry C. Williams has been one of our directors since January 1989. He co-founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

        Each director listed above was elected at our Annual Meeting of Shareholders held in March 2003 and will serve until his successor has been elected and qualified or until his earlier resignation or removal.

Audit Committee Matters

        Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of Mr. Tomlinson and Mr. Williams. Our Board of Directors has determined that each member qualifies as an "audit committee financial expert," and that neither member is "independent" as defined in federal securities laws. We intend to add an additional member to our Board of Directors, and our audit committee, that would qualify as independent. However, we cannot assure you as to whether, or when, we will succeed in recruiting an acceptable independent director.

Section 16(a) Beneficial Ownership Reporting

        We do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no persons are presently required to file reports with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

        We have adopted a written code of ethics, the "Corporate Code of Conduct" (the "Code") which is applicable to all of our officers and employees. We have not determined that the Code complies with the requirements of a "code of ethics" within the meaning of Item 406(b) of Regulation S-K of the Securities and Exchange Commission. We believe that our current Code is sufficient to assure the honest and ethical conduct of our officers and employees.

        In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code has been filed as an exhibit to this Form 10-K. We intend to disclose any changes in or waivers from the Code by filing a Form 8-K.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

        The following table summarizes all compensation awarded to, earned by or paid for services rendered to us in all capacities during fiscal 2003, 2002 and 2001 by our Chief Executive Officer and our four other most highly compensated executive officers during fiscal 2003 (together, the "Named Officers").

Summary compensation table

Long-term compensation awards
Annual compensation
Name and principal position					Other annual compensation	Securities underlying options(5)	All other compensation
	Year	Salary	Bonus(1)
Jack L. Watts(2)(3) Chairman of the Board and Chief Executive Officer	2003 2002 2001	$350,260 361,770 344,995	$	— 183,750 218,160	$42,000 41,800 41,800	200,000 — 50,000	$	— 152,465 109,080
James A. Taylor President and Chief Operating Officer	2003 2002 2001	252,400 262,252 250,000		— 168,750 201,798	— — —	337,500 — 50,000		— — —
M. Craig Akins(4) Vice President, U.S. Sales and Services	2003 2002	192,308 88,462		— —	— 25,000	— 110,000		— —
E. Scott Merritt Vice President, Corporate Services	2003 2002 2001	182,692 188,462 177,692		— 52,500 65,448	— — —	108,600 — 15,400		— — —
Frederick K. Janz President, Americas Group	2003 2002 2001	176,539 178,462 167,692		— 67,500 70,902	— — —	115,000 — 27,000		— — —

(1)
With respect to each fiscal year, bonuses are accrued each quarter for services rendered during the quarter and are generally paid within thirty days after the quarter has ended. With respect to fiscal 2002 and 2001, all bonuses relate to profit sharing distributions.

(2)
With respect to each fiscal year, other annual compensation includes $41,800 in consulting fees with respect to Mr. Watts paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(3)
With respect to fiscal 2001, all other compensation represents forgiveness of certain principal and interest on a note receivable from Mr. Watts. With respect to fiscal 2002, all other compensation represents forgiveness of $91,875 of principal and interest on the same note receivable and $60,590 of reimbursed living expenses incurred while Mr. Watts was overseeing our operations in the United Kingdom.

(4)
Mr. Akins joined us in March 2002 and received a $25,000 signing bonus, which is reflected in other annual compensation.

(5)
With respect to fiscal 2003, all of the underlying stock options granted were related our stock option exchange program, except for Messrs. Merritt and Janz, who received 8,200 and 27,500 shares, respectively. The shares received through the exchange program were originally issued under the 1994 Stock Option Plan.

        The following table sets forth information concerning individual grants of stock options made during fiscal 2003 to the Named Officers.

Option grants in fiscal 2003

						Potential realizable value at assumed annual rates of stock price appreciation for option term(4)
	Number of securities underlying options granted(1)
Name			% of total options granted to employees in fiscal year(2)	Exercise or base price ($/Sh)(3)	Expiration date
						5%($)	10%($)
Jack L. Watts	200,000	(5)	—	$5.50	9/29/2012	691,784	1,753,117
James A. Taylor	337,500	(5)	—	$5.00	9/29/2012	1,167,386	2,958,384
M. Craig Akins	—		—	—	—	—	—
Frederick K. Janz	87,500	(5)	—	$5.00	9/29/2012	302,656	766,989
	27,500		6.85%	$5.00	9/29/2012	95,120	241,054
E. Scott Merritt	100,400	(5)	—	$5.00	9/29/2012	347,276	880,065
	8,200		2.04%	$5.00	9/29/2012	28,363	71,878

(1)
The options were granted under our 2002 Stock Option Plan. Except for the replacement options granted under our option exchange program, which were vested as of the date of grant to the extent the original options would have been vested, the options become exercisable for 20% of the shares on the first anniversary of the date of grant and the balance vests 5% for each calendar quarter of the individual's employment thereafter. The stock options granted to Messrs. Watts and Taylor provide for acceleration of vesting upon a change in control. The individuals identified in the table received incentive or nonstatutory stock option grants.

(2)
The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of 401,400 shares of common stock granted to employees during fiscal 2003, and does not include options issued in connection with option exchange program.

(3)
Except for Mr. Watts, the exercise price on the date of grant was equal to 100% of the fair market value as determined by our Board of Directors on the date of grant. Mr. Watts' options were granted at 110% of fair market value at the date of issuance.

(4)
The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of our future common stock price.

(5)
Reflects options granted in connection with the stock option exchange program. See "Item 11—Executive Compensation—Option exchange program."

Aggregated option exercises in fiscal 2003
and fiscal year end option values

			Number of securities underlying unexercised options at August 31, 2003		Value of unexercised in-the-money options at August 31, 2003(1)
	Shares acquired on exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jack L. Watts	—	n/a	262,500	37,500	$5,000	—
James A. Taylor	—	n/a	288,125	49,375	—	—
M. Craig Akins	—	n/a	27,500	82,500	—	—
Frederick K. Janz	—	n/a	103,925	41,075	—	—
E. Scott Merritt	—	n/a	146,714	21,855	—	—

(1)
The value of an "in-the-money" option represents the difference between the estimated fair market value of the underlying securities at August 31, 2003 of $5.00 per share, as determined by our Board of Directors, minus the exercise price of the option.

Director Compensation

        During fiscal 2003, each of Dr. Jeffrey Pfeffer, who resigned from the Board of Directors in October 2003, and Messrs. Tomlinson and Williams received as compensation for his services as a director $4,250 per quarter and $2,000 for each meeting of the Board attended, up to $25,000 per year, and also was reimbursed for reasonable expenses in attending Board meetings. Martin Imbler joined the Board of Directors on March 31, 2003. Mr. Imbler received a prorated portion of his first quarter compensation and received the same compensation as Dr. Pfeffer and Messrs. Tomlinson and Williams for the remainder of the fiscal year. None of the other Board members are compensated as such. Messrs. Williams and Tomlinson received annual retainers for their services as members of the Audit Committee of the Board in the amount of $4,000 each, paid on a quarterly basis. Each of Dr. Pfeffer and Messrs. Tomlinson and Williams received an annual retainer for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000, paid on a quarterly basis.

Employment and Change of Control Arrangements

        Certain of the stock option agreements entered into pursuant to the 2002 Stock Option Plan and the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a "change in control," as defined in such stock option agreements. In this regard, the stock options granted during fiscal 2002 and 2001 to the members of the Board of Directors, Messrs. Behrens, Pfeffer, Tomlinson and Williams, and to certain executive officers of the Company, M. Craig Akins, Laurie D. Bassin, Dennis L. Berg, James A. Taylor and Jack L. Watts, provide for acceleration of vesting upon a change in control of the Company. Stock options granted to certain of these individuals in prior fiscal years also provide for acceleration of vesting upon a change in control.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee of our Board of Directors for fiscal year 2003 were Jeffrey Pfeffer, Ph.D., Timothy Tomlinson and Larry C. Williams. Dr. Pfeffer resigned from the Board of Directors in October 2003. As of November 30, 2003, the members of the Compensation Committee of our Board of Directors were Martin Imbler and Robert Egan. Mr. Tomlinson was Secretary of the Company from 1986 until his resignation during fiscal year 2001.

        For a description of transactions between us and members of the Compensation Committee and entities affiliated with such members, please see "Certain Relationships and Related Transactions" under Item 13 of this Report on Form 10-K and Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

Board Compensation Committee Report on Executive Compensation

        The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for our executive officers and administering certain other compensation programs for such individuals, subject in each instance to approval by the full Board. The Compensation Committee also has the exclusive responsibility for the administration of our employee stock purchase plans and stock option plans.

        The fundamental policy of the Compensation Committee is to provide our chief executive officer ("CEO"), president and chief operating officer ("COO") and vice presidents with competitive compensation opportunities based upon their contribution to our financial success and their personal performance. It is the Compensation Committee's objective to have a substantial portion of each officer's compensation contingent upon our performance as well as upon his or her own level of performance. The Committee also believes our executive compensation programs should enable us to attract and retain strong performers. These programs are designed to motivate the senior management team to achieve or exceed key objectives by making individual compensation directly dependent on our achievement of financial goals as well as attaining very high customer satisfaction survey targets, and by providing significant rewards for exceeding those goals. The Committee believes that strong financial performance and customer satisfaction, on a sustained basis, is the surest way for us to positively affect long-term stockholder return.

  Compensation Program Considerations.

        We take the following factors into consideration in designing various executive compensation programs:

  1.
  Compensation position and comparative framework.

    In order to attract and retain the talent that it needs to meet corporate objectives, our executive compensation programs are designed to deliver overall cash compensation and employee benefits competitive with comparable manufacturing companies. Bonuses are tied closely to corporate performance, such that actual awards are made only if our performance meets or exceeds objectives established for Customer Satisfaction Surveys and EBITDA, less any capital expenditures. These awards thus may vary considerably according to the overall performance of our company.

    In fiscal 2003, we compiled and analyzed competitive market compensation information from Radford Executive Salary Survey data using the Benchmark Survey Data which includes both private and publicly held companies, and compared the results to our executives' compensation.

  2.
  Mix of Compensation.

    The compensation package for the CEO, President and COO, and other vice presidents is comprised of three elements; (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) annual variable performance awards payable in cash and tied to our achievement of financial and customer satisfaction targets, and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our stockholders. As an executive officer's level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his or her total compensation be dependent upon the performance of our company and stock price appreciation rather than base salary.

    Several of the more important factors which the Compensation Committee considered in establishing the components of each executive officer's compensation package for the 2003 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

    a)
    Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry and internal comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In selecting comparable companies for the purposes of maintaining competitive compensation, the Compensation Committee considers many factors, including geographic location, growth rate, annual revenue and profitability, and market capitalization. The Compensation Committee also considers companies outside the industry which may compete with us in recruiting executive talent.

    b)
    Annual Incentive Compensation. Bonuses are earned by each executive officer primarily on the basis of our achievements of certain corporate financial performance goals established for each fiscal year, as well as reaching or exceeding pre-established customer satisfaction ratings each quarter. For fiscal 2003, the criteria for determination of payment of bonuses was based on the following factors: (i) our EBITDA performance net of capital expenditures relative to the target established by the Compensation Committee, and (ii) our meeting the targets established on the Customer Satisfaction Survey, also established by the Compensation Committee. Based upon the achievement of these targets, bonuses were not paid to executive officers for fiscal year 2003.

    c)
    Deferred Compensation Plan. We maintain a deferred compensation plan, pursuant to which certain members of management (including the executive officers) may elect to defer a portion of his or her annual compensation and bonus payments. The participant's funds are invested among various funds designated by the plan administrator and currently may not be invested in our stock or other of our securities. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant's beneficiary in a lump sum or in quarterly installments until fully distributed.

    d)
    Long-Term Compensation. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share (the Board established price on the grant date) over a specified period of time (up to ten years). The fixed price per share for Mr. Watts' options is 110% of fair market value at the date of issuance. Options granted become exercisable at the rate of 20% of the shares subject thereto one year from the grant date and as to approximately 5% of the shares subject to the option at the end of each three-month period thereafter such that the option is fully exercisable five years from the grant date, contingent upon the executive officer's continued employment with us. Accordingly, the option will provide the maximum return to the executive officer only if the executive officer remains employed by us for the five-year vesting period, and then only if the Board established price of the underlying shares of common stock appreciates over the option term. The number of shares of common stock subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer's current position with us, the base salary associated with that position, the average size of comparable awards made to executive officer's in similar positions within the industry, the executive officer's potential for increased responsibility and promotion over the option term, and the executive officer's personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers.

  3.
  Compensation of the Chief Executive Officer.

    The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Jack L. Watts' base salary for fiscal 2003 was approximately $350,260. Mr. Watts' base salary was established in part by comparing the base salaries of chief executive officers at other companies of similar size. Mr. Watts' base salary was at the approximate median of the base salary range for chief executive officers of comparative companies. Mr. Watts did not receive a bonus during fiscal year 2003.

  4.
  Compensation of the President and Chief Operating Officer.

    The compensation of the President and Chief Operating Officer is also reviewed annually on the same basis as discussed above for all executive officers. Mr. James A. Taylor's base salary for fiscal 2003 was approximately $252,400. Mr. Taylor's base salary was established in part by comparing the base salaries of president and chief operating officers at other companies of similar size. Mr. Taylor's base salary was at the approximate median of the base salary range for president and chief operating officers of comparative companies. Mr. Taylor did not receive a bonus during fiscal year 2003.

  5.
  Compensation Limitations.

    Under Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder by the Internal Revenue Service, publicly held companies may be precluded from deducting certain compensation paid to certain executive officers in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. We believes that out 1988, 1994, and 2002 Stock Option Plans qualify for the exclusions. We do not currently anticipate taking action necessary to qualify our executive annual cash bonus plans for the exclusion.

Option exchange program

        On February 6, 2002 we announced a voluntary stock option exchange program for our employees, under which our employees could elect to cancel their outstanding options to purchase shares of our common stock in exchange for an equal number of new incentive and/or nonstatutory stock options to be granted under our 2002 Stock Option Plan. The election was completed on February 28, 2002 and approximately 63 employees, including some of our executive officers, cancelled options to purchase approximately 922,839 shares of our common stock with exercise prices ranging from $5.25 to $6.875 per share.

        On September 3, 2002, we granted options to purchase approximately 1,736,996 shares of our common stock to 63 employees. The exercise price of each of these new stock options was $5.00 per share, representing our board's determination of the fair market value of our common stock on the date the new options were granted, except that the exercise price of each of the new stock options granted to Jack Watts, our Chairman and Chief Executive Officer, was $5.50 per share, representing 110% of our board's determination of the fair market value of our common stock on the date his options were granted. The new stock options have a new ten-year term, and were vested on the date of grant to the extent that the cancelled options were vested.

        The following table presents, for each of the Named Officers, the number of shares of common stock subject to stock options awarded in connection with the option exchange program, the fair market value of our common stock at the time of cancellation, the exercise price at the time of cancellation, the exercise price of the new options, and the length of the original option term remaining at the time of cancellation.

Option exchange program

Name	Date	Number of securities underlying options cancelled	Fair value of stock at time of cancellation $	Exercise price at time of cancellation $	New exercise price($)	Length of original option term remaining at date of cancellation (months)
Jack Watts	09/03/02	50,000	$5.00	$5.775	$5.50	64
	09/03/02	50,000	$5.00	$5.775	$5.50	76
	09/03/02	50,000	$5.00	$6.875	$5.50	88
	09/03/02	50,000	$5.00	$6.875	$5.50	100
James A. Taylor	09/03/02	71,391	$5.00	$5.25	$5.00	84
	09/03/02	6,000	$5.00	$5.25	$5.00	84
	09/03/02	78,609	$5.00	$5.25	$5.00	84
	09/03/02	31,500	$5.00	$5.25	$5.00	84
	09/03/02	100,000	$5.00	$6.25	$5.00	88
	09/03/02	50,000	$5.00	$6.25	$5.00	100
Frederick K. Janz	09/03/02	5,000	$5.00	$5.25	$5.00	72
	09/03/02	28,000	$5.00	$5.25	$5.00	93
	09/03/02	27,500	$5.00	$6.25	$5.00	97
	09/03/02	27,000	$5.00	$6.25	$5.00	100
M. Craig Akins	—	—	—	—	—	—
E. Scott Merritt	09/03/02	15,000	$5.00	$5.25	$5.00	72
	09/03/02	15,000	$5.00	$5.25	$5.00	72
	09/03/02	6,350	$5.00	$5.25	$5.00	75
	09/03/02	21,150	$5.00	$5.25	$5.00	75
	09/03/02	27,500	$5.00	$6.25	$5.00	97
	09/03/02	15,400	$5.00	$6.25	$5.00	100

  The Compensation Committee held one meeting during fiscal 2003. At the meeting, both the Chief Executive Officer and the President and Chief Operating Officer made recommendations to the Compensation Committee with respect to compensation for other executive officers and with respect to the structure and terms of the executive incentive programs. However, the Chief Executive Officer and the President and Chief Operating Officer did not participate in the portions of the meetings during which their specific compensation and awards were deliberated.

  As of October 2003, the Compensation Committee consisted of Messrs. Martin Imbler and
  Robert Egan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information with respect to beneficial ownership of each class of our voting securities as of October 31, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. Our equity securities are privately held and no class of our voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

	Shares of Class A common stock beneficially owned(1)		Shares of Class B common stock beneficially owned(2)
Name of beneficial owner
	Number(3)	Percent(3)	Number(3)	Percent(3)
Suez Equity Investors, L.P.(4)	2,134,992	100.0%	—	—
SEI Associates(4)	2,134,992	100.0	—	—
Robert Egan(5)	2,052,526	45.2	2,385,048	24.4%
J.P. Morgan Partners 23A (formerly Chase Manhattan Capital Corporation)(6)	2,052,526	45.2	2,385,048	24.4
General Electric Capital Corporation(7)	440,215	17.1	—	—
Jack L. Watts(8)	—	—	3,599,446	35.9
Gary L. Barry(9)	—	—	607,965	6.2
James A. Taylor(10)	—	—	297,500	3.0
Timothy Tomlinson(11)	—	—	193,510	2.0
E. Scott Merritt(12)	—	—	155,645	1.6
Frederick K. Janz(13)	—	—	113,663	1.2
Larry C. Williams(14)	—	—	78,942	*
All executive officers and directors as a group (13 persons)(15)	2,052,526	45.2%	7,139,123	65.9%

*
Less than 1%

(1)
As of October 31, 2003, there were 2,134,992 shares of Class A Common Stock issued and outstanding. Additionally, immediately exercisable warrants to purchase 2,492,741 shares of Class A Common Stock were outstanding. J.P. Morgan Partners 23A holds 2,052,526 of such warrants and General Electric Capital Corporation (formerly Heller Financial, Inc.) holds 440,215 of such warrants. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10.0 million or there is a capital reorganization or reclassification of our capital stock. See Note 11 of Notes to consolidated financial statements.

(2)
Our Class B Common Stock, Series 1 carry voting rights of one vote per share. Holders of Class B Common Stock, Series 2 have a number of votes equal to the number of shares of Class B Common Stock, Series 1 into which such holder's shares of Class B Common Stock, Series 2 is then convertible. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of our assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into that number of shares of Class B Common Stock, Series 1 which results from dividing the Conversion Price (as defined in our certificate of incorporation) by $1.75 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which Portola Packaging is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of October 31, 2003, there were 9,770,201 shares of Class B Common Stock issued and outstanding, consisting of 8,599,806 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. See Note 11 of Notes to consolidated financial statements.

(3)
In accordance with the rules of the SEC, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options and warrants identified in the footnotes to this table and exercisable on October 31, 2003 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option or warrant for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)
Represents 2,028,242 shares held by Suez Equity Investors, L.P. and 106,750 shares held by SEI Associates, an affiliate of Suez Equity Investors, L.P. The address of both Suez Equity Investors, L.P. and SEI associates is 712 5th Avenue, 24th Floor, New York, New York 10019.

(5)
Mr. Egan is a principal of JPMorgan Partners (formerly Chase Capital Partners), an affiliate of JPMorgan Partners 23A (formerly Chase Manhattan Capital Corporation). Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by JPMorgan Partners 23A and affiliates (of which 149,047 shares are held by Archery Partners and 99,800 shares held by Baseball Partners) and 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2003, and (ii) 7,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2003. Also includes 726,095 shares of Class B Common Stock, Series 2 held of record by JPMorgan Partners 23A, 39,620 shares of Class B Common Stock, Series 2 held of record by Archery Partners and 50,000 shares of Class B Common Stock, Series 2 held of record by Baseball Partners, both affiliates of JPMorgan Partners 23A. Also includes warrants held by JPMorgan Partners 23A to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. Mr. Egan disclaims beneficial ownership of the 1,569,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners 23A and affiliates, the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners 23A and affiliates and the Class A Common Stock warrants held by JPMorgan Partners 23A. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)
With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 10,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, and (b) 7,000 shares subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2003. With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JPMorgan Partners 23A. Also includes warrants held by JPMorgan Partners 23A to purchase 2,052,526 shares of Class A Common Stock at $0.60667 per share, which shares are non-voting. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)
The address of General Electric Capital Corporation is 260 Long Ridge Road, Stamford, CT 06927.

(8)
Includes 270,000 shares subject to options that are exercisable within 60 days of October 31, 2003. Also includes 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts' children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts' address is 890 Faulstich Court, San Jose, California 95112.

(9)
Mr. Barry's address is 885 Portola Road, Portola Valley, California 94028.

(10)
Composed entirely of shares subject to options that are exercisable within 60 days of October 31, 2003. Mr. Taylor's address is 890 Faulstich Court, San Jose, California 95112.

(11)
Mr. Tomlinson is a general partner in the following entities: (a) Tomlinson Zisko LLP ("TZ"); (b) First TZMM Investment Partnership; and (c) TZM Investment Fund. The shares listed include (i) 26,000 shares held of record by First TZMM Investment Partnership, (ii) 121,510 shares held of record by TZM Investment Fund, (iii) 4,000 shares held by trusts for the benefit of Mr. Tomlinson's children, over which trusts Mr. Tomlinson acts as trustee; (iv) 10,000 shares held by trusts for the benefit of the children of William E. Zisko, a partner in TZ, over which trusts Mr. Tomlinson acts as trustee; and (v) 7,000 shares subject to options that are exercisable within 60 days of October 31, 2003. Mr. Tomlinson disclaims beneficial ownership of the shares held in the name of the Zisko children's trusts. Excludes shares held in the individual names of two partners in TZ. Mr. Tomlinson's address is 200 Page Mill Road, Second Floor, Palo Alto, California 94306.

(12)
Composed of 5,000 shares held by a trust for the benefit of Mr. Merritt's family and 150,645 shares subject to options that are exercisable within 60 days of October 31, 2003. Mr. Merritt's address is 890 Faulstich Court, San Jose, California 95112.

(13)
Includes 110,825 shares subject to options that are exercisable within 60 days of October 31, 2003. Mr. Janz's address is 890 Faulstich Court, San Jose, California 95112.

(14)
Includes 27,000 shares subject to options that are exercisable within 60 days of October 31, 2003. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams' address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(15)
Includes the shares shown in footnotes 5, 8 and 10 through 14.

Equity Compensation Plan Information

	Year Ended August 31, 2003
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	693,400	$4.73	8,514,301	(2)
Equity compensation plans not approved by security holders(3)	2,492,741	$0.94	—

Total	3,186,141	$1.76	8,514,301

(1)
All such plans involve only our Class B, Series 1 Common Stock.

(2)
This number of shares includes 716,001 shares of our Class B, Series 1 Common Stock reserved under our 1996 Employee Stock Purchase Plan for future issuance.

(3)
We have outstanding two warrants to purchase an aggregate of 2,492,741 shares of our Class A Common Stock which are held by certain of our shareholders and senior lenders. A warrant to purchase 2,052,526 shares of common stock is exercisable, in whole or in part, through June 30, 2004 at sixty and two-third cents per share, subject to certain anti-dilution provisions. Effective June 30, 1999, this warrant became redeemable at the option of the holder upon 60 days prior written notice to us based upon a price equal to the higher of the current market price per share of our common stock or an amount computed under an earnings formula in the warrant agreement. Our obligations to redeem the warrant is deferred if the redemption of the warrant would cause a default or event of default under our credit facilities. At August 31, 2003 and 2002, our credit facilities did not permit redemption of the warrant. If our credit facilities do not permit pay out of the warrant upon expiration on June 30, 2004, we will be required to accrue interest at the higher of (i) the prime rate or (ii) the federal funds rate plus 1/2 of 1% plus 6% on the current market price of the warrant until payout is permitted. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to us is estimated to be approximately $10.3 million at August 31, 2003 and 2002, based on the fair value per share of our common stock. As of December 31, 2001, we have the right to repurchase the warrant at a price equal to the higher of the fair value per share of our common stock or an amount computed under an earnings formula in the warrant agreement. The multiple of earnings formula is based on earnings before interest, taxes, depreciation and amortization, less debt outstanding to calculate an estimated value per share.

  A second warrant to purchase 440,215 shares of our Class A Common Stock may be exercised at any time at $2.50 per share, until its expiration on June 30, 2008. Effective August 1, 2001, this warrant became redeemable at the option of the holder upon 60 days' prior written notice to us based upon a price equal to the higher of the current fair value per share of our common stock or the net book value per share of our common stock as computed under a valuation formula in the warrant agreement. Our obligation to redeem the warrant would be suspended if the redemption of the warrant would cause a default or event of default under our credit facilities. At August 31, 2003, our credit facilities did not permit redemption of the warrant. Were the warrant holder able to exercise its put option to redeem the warrant, the cost to us is estimated to be approximately $2.2 million at August 31, 2003 and 2002, based on the fair value per share of the repurchase the warrant at a price equal to the higher of the current market price per share of our common stock or the net book value per share as computed under a valuation formula in the warrant agreement of our common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans and transactions with senior management and other employees

        In January 1992, we loaned Jack L. Watts, our Chairman of the Board and Chief Executive Officer, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and originally accrued interest at a rate equal to 2% above the borrowing rate on our revolving credit facility. In January 1997, the rate was changed to equal the Short Term Applicable Federal Rate, compounded annually. In December 2002, our Board of Directors agreed to extend until January 17, 2006, the due date of all principal and accrued interest owing to us. Also, in December 2001 and November 2000, our Board of Directors agreed to have us forgive the repayment of certain principal and interest amounts due on the note totaling approximately $92,000 and $109,000, respectively. The loan is secured by a pledge of certain shares of Class B Common Stock, Series 1 owned by Mr. Watts. The principal plus accrued interest outstanding at August 31, 2003 was approximately $155,000. Mr. Watts intends to repay the remaining principal amount of this loan, and accrued interest, with proceeds of the Distribution. In addition, during fiscal 2002, we paid approximately $61,000 for travel and living expenses for Mr. Watts.

Transactions with officers and directors

        In addition to a base salary of $12,000, we incurred fees and expenses of $234,000 in fiscal 2003 to our Vice President, General Counsel and current Secretary, Themistocles G. Michos, for legal services rendered.

Transactions with entities affiliated with officers and directors

        We retain as our legal counsel the law firm of Tomlinson Zisko LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 2003, we incurred an aggregate of fees and expenses of $314,000 to Tomlinson Zisko.

        On March 1, 2003, we entered into a consulting agreement with The Breckenridge Group, Inc, of which Larry Williams is a principal, for certain investment advisory and banking services. Pursuant to such agreement, we paid to The Breckenridge Group $30,000 during the year ended August 31, 2003. Mr. Williams is a member of our Audit Committee and was also a member of our Compensation Committee until October 2003.

        In June 1994, Chase Manhattan Capital Corporation, now known as J.P. Morgan Partners 23A SBIC LLC ("JPMorgan Partners 23A") purchased shares of our Class B Common Stock, Series 1 from us and certain of our insiders, and shares of our Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd., now known as Chase Nominees Limited ("RFNL"). In connection with these purchases, JPMorgan Partners 23A, RFNL and (G.E. Capital (formerly Heller Financial, Inc.), the lender under a credit facility entered into with us, received certain demand and piggyback registration rights. In addition, JPMorgan Partners 23A became a participant in an earlier agreement between us and RFNL under which (i) we have the right of first offer to purchase any shares of our capital stock that either RFNL or JPMorgan Partners 23A proposes to sell to any non-related party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that we propose to sell. JPMorgan Partners 23A is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading "Shareholders Agreements." In addition, the parties to these shareholders agreements have granted to JPMorgan Partners 23A certain co-sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of our common stock. One of the shareholders agreements also provides that we are prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to our Bylaws or Certificate of Incorporation or (iii) entering into certain other significant transactions, without the approval of JPMorgan Partners 23A. Pursuant to that agreement, Jack L. Watts, RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of JPMorgan Partners 23A as one of our directors. Mr. Egan is JPMorgan Partners 23A's current nominee. In addition, JPMorgan Partners 23A is a holder of a warrant to purchase shares of our Class A Common Stock.

        On July 1, 1999, we entered into an agreement with Sand Hill Systems, Inc. ("SHS"), then a wholly-owned unrestricted subsidiary, to provide a total of $3.5 million in support services to SHS. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark-up of the cost of the services rendered. In consideration for those services, we received a promissory note in the principal amount of $3.5 million from SHS, bearing interest at a rate equal to the base rate charged under our senior revolving credit facility less one-half of one percent. In September 1999, Portola IV LLC, a limited liability company ("LLC"), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the "Members") were at the same time our officers or directors, including Jack L. Watts, Laurie D. Bassin, Timothy Tomlinson and Larry Williams. The LLC secured payment of the note by pledging 500,000 shares of our Class B Common Stock that had been contributed to the LLC by the Members to capitalize the LLC (the "Portola Shares"). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003, or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, we (and a wholly owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which we accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to us in lieu of foreclosure and in payment of all amounts due under the note. See Note 15 of Notes to consolidated financial statements.

        Effective July 1, 2000, our wholly owned unrestricted e-commerce subsidiary, BNI, sold its shares to SHS in exchange for a non-interest bearing, unsecured promissory note for $1.5 million, which was fully reserved for as of August 31, 2000. In conjunction with SHS's merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to shareholders.

Shareholders agreements

        A majority of our shares, including shares held by Jack L. Watts and his affiliates, are subject to shareholders agreements under which we have a right of first refusal in the event of a proposed transfer of such shares of our common stock to a transferee not related to the shareholder. In the event we do not exercise our right of first refusal, the other shareholders that are parties to the agreements have similar first refusal rights.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Not applicable.

PART IV

        Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Accountants are filed herewith:

        (a)(2) Financial Statement Schedules. The following financial statement schedule is filed herewith and should be read in conjunction with the consolidated financial statements:

Page in Form 10-K
Report of Independent Accountants on Financial Statement Schedule	102
Schedule II—Valuation and Qualifying Accounts	103

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
10.01
Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)*
10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)*
10.03
First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)

10.04	$250,000 Secured Promissory Note, dated January 17, 1992, made by Jack L. Watts in favor of the Registrant(7)*
10.05
Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(8)*
10.06
Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(9)*
10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)*
10.08
Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(11) *
10.09
Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*
10.10
Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)*
10.11
Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14) *
10.12
Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15) *
10.13
Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)*
10.14
Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)*
10.15	1988 Stock Option Plan and related documents(18)*
10.16	1994 Stock Option Plan, as amended, and related documents(19)*
10.17	Form of Indemnification Agreement by and between the Registrant and the related director or officer(20)*
10.18	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(21)*
10.19	Registrant's 1996 Employee Stock Purchase Plan, together with related documents(22)*
10.20	Registrant's Management Deferred Compensation Plan Trust Agreement(23)*
10.21	Registrant's Management Deferred Compensation Plan(24)*

10.22	Summary Description of Registrant's Bonus Plan and Profit Sharing Plan(25)*
10.23
Third Amended and Restated Credit Agreement, dated as of September 29, 2000, by and among Registrant, as Borrower, Heller Financial, Inc., as Agent, and the other financial institutions that are a party thereto, as Lenders(26)
10.24	Asset Purchase Agreement, dated as of December 30, 2000, by and among Registrant, Consumer Cap Corporation and the shareholders of Consumer Cap Corporation(27)
10.25	Warrant No. 6A, dated June 30, 1994, in favor of Chase Manhattan Capital Corporation (now known as JP Morgan Partners, Inc.), to purchase Class A Common Stock of the Company(28)
10.26	Warrant No. 7A, dated June 30, 1994, in favor of Heller Financial, Inc., to purchase Class A Common stock of the Company, as amended by Amendments Nos. 1, 2 and 3 thereto(29)
10.27	Consulting Agreement, dated November 1, 2001, between the Company and Timothy Tomlinson(30)*
10.28	2002 Stock Option Plan and Related Materials(31)
10.29	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(32)
10.30	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(33)
10.31	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(34)
10.32	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(35)
10.33
Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(36)
10.34
Consent and First Amendment to Third Amended and Restated Credit Agreement dated as of September 19, 2003 by and among Portola Packaging, Inc., as Borrower and Heller Financial, Inc. as Agent and Lender(37)
10.35	Second Amendment to Third Amended and Restated Credit Agreement
14.01	Corporate Code of Ethics
21.01	Subsidiaries of the Registrant
23.01	Consent of PricewaterhouseCoopers LLP
24.01	Power of Attorney (included as part of the signature page to this report)
31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.03	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01
Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Denotes a management contract or a compensatory plan or arrangement

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

(4)
Incorporated herein by reference to exhibit 10.02 included on the Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

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

(23)
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

(26)
Incorporated herein by reference to exhibit 10.30 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(27)
Incorporated herein by reference to exhibit 2.1 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.

(28)
Incorporated herein by reference to exhibit 2.1 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2001.

(29)
Incorporated herein by reference to exhibit 10.31 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(30)
Incorporated herein by reference to exhibit 10.32 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(31)
Incorporated herein by reference to exhibit 10.33 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(32)
Incorporated herein by reference to exhibit 10.34 included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(33)
Incorporated herein by reference to exhibit 2.01 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(34)
Incorporated herein by reference to exhibit 2.02 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(35)
Incorporated herein by reference to exhibit 2.03 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(36)
Incorporated herein by reference to exhibit 2.04 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(37)
Incorporated herein by reference to exhibit 2.05 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(38)
Incorporated herein by reference to exhibit 10.1 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(b)
Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC., a Delaware corporation
December 12, 2003	By:	/s/ JACK L. WATTS Jack L. Watts Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jack L. Watts, James A. Taylor, Dennis L. Berg and Themistocles G. Michos, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
/s/ JACK L. WATTS Jack L. Watts Chief Executive Officer, Chairman of the Board and a Director	December 12, 2003
/s/ JAMES A. TAYLOR James A. Taylor President and Chief Operating Officer	December 12, 2003
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ DENNIS L. BERG Dennis L. Berg Vice President, Finance and Chief Financial Officer	December 12, 2003
OFFICER:
/s/ THEMISTOCLES G. MICHOS Themistocles G. Michos Vice President, General Counsel and Secretary	December 12, 2003

DIRECTORS:
/s/ ROBERT EGAN Robert Egan	December 12, 2003
/s/ MARTIN IMBLER Martin Imbler	December 12, 2003
/s/ TIMOTHY TOMLINSON Timothy Tomlinson	December 12, 2003
/s/ LARRY C. WILLIAMS Larry C. Williams	December 12, 2003

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        We will supplementally furnish to the Commission for its information, copies of any annual report or proxy materials sent to our security holders subsequent to the filing of this annual report on Form 10-K when such materials are sent to security holders. Any such material shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

        Our audits of the consolidated financial statements referred to in our report dated November 18, 2003, except for Note 19, as to which the date is December 10, 2003, appearing on page 40 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

November 18, 2003

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for Doubtful Accounts	Beginning Balance	Additions/ Expenses	Other(1)	Deductions(2)	Ending Balance
August 31, 2003	$1,151	$460	$(263)	$104	$1,244
August 31, 2002	1,160	567	(119)	457	1,151
August 31, 2001	1,106	320	(4)	262	1,160
Allowance for Investment In/Advances to Unconsolidated Affiliates	Beginning Balance	Additions/ Expenses	Other	Deductions	Ending Balance
August 31, 2003	$120	$—	$—	$120	$—
August 31, 2002	3,000	—	—	2,880	120
August 31, 2001	2,975	25	—	—	3,000
Allowance for Obsolete Inventory	Beginning Balance	Additions/ Expenses	Other	Deductions(3)	Ending Balance
August 31, 2003	$311	$665	$—	$723	$253
August 31, 2002	355	464	45	553	311
August 31, 2001	416	1,495	33	1,589	355
Deferred Tax Valuation Allowance	Beginning Balance	Additions/ Expenses	Other	Deductions	Ending Balance
August 31, 2003	$1,058	$2,931	$—	$—	$3,989
August 31, 2002	981	77	—	—	1,058
August 31, 2001	367	614	—	—	981

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
10.01
Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(4)*
10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(5)*
10.03
First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(6)
10.04	$250,000 Secured Promissory Note, dated January 17, 1992 made by Jack L. Watts in favor of the Registrant(7)*
10.05
Director's Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(8)*
10.06
Director's Agreement, dated as of September 1, 1989, by and between the Registrant and Timothy Tomlinson, as amended by Amendment to Director's Agreement, dated January 16, 1990 and Amendment Number Two to Director's Agreement, dated August 31, 1991(9)*
10.07	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(10)*
10.08
Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(11) *
10.09
Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*
10.10
Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(13)*

10.11
Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(14) *
10.12
Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(15) *
10.13
Amendment to Investors' Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(16)*
10.14
Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(17)*
10.15	1988 Stock Option Plan and related documents(18)*
10.16	1994 Stock Option Plan, as amended, and related documents(19)*
10.17	Form of Indemnification Agreement by and between the Registrant and the related director or officer(20)
10.18	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(21)*
10.19	Registrant's 1996 Employee Stock Purchase Plan, together with related documents(22)*
10.20	Registrant's Management Deferred Compensation Plan Trust Agreement(23)*
10.21	Registrant's Management Deferred Compensation Plan(24)*
10.22	Summary Description of Registrant's Bonus Plan and Profit Sharing Plan(25)*
10.23
Third Amended and Restated Credit Agreement, dated as of September 29, 2000, by and among Registrant as Borrower, Heller Financial, Inc., as Agent, and the other financial institutions that are a party thereto, as Lenders(26)
10.24	Asset Purchase Agreement, dated as of December 30, 2000, by and among Registrant, Consumer Cap Corporation and the shareholders of Consumer Cap Corporation(27)
10.25	Warrant No. 6A, dated June 30, 1994, in favor of Chase Manhattan Capital Corporation (now known as JP Morgan Partners, Inc.), to purchase Class A Common Stock of the Company(28)
10.26	Warrant No. 7A, dated June 30, 1994, in favor of Heller Financial, Inc., to purchase Class A Common stock of the Company, as amended by Amendments Nos. 1, 2 and 3 thereto(29)
10.27	Consulting Agreement, dated November 1, 2001, between the Company and Timothy Tomlinson(30)*
10.28	2002 Stock Option Plan and Related Materials(31)*
10.29	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(32)
10.30	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(33)

10.31	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(34)
10.32	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(35)
10.33
Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(36)
10.34
Consent and First Amendment to Third Amended and Restated Credit Agreement dated as of September 19, 2003 by and among Portola Packaging, Inc., as Borrower and Heller Financial, Inc. as Agent and Lender(37)
10.35	Second Amendment to Third and Restated Credit Agreement
14.01	Corporate Code of Ethics
21.01	Subsidiaries of the Registrant
23.01	Consent of PricewaterhouseCoopers LLP
24.01	Power of Attorney (included as part of the signature page to this report)
31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.03	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01
Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Denotes a management contract or compensating plan or arrangement

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

(23)
Incorporated herein by reference to exhibit 10.43 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(24)
Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(25)
Incorporated herein by reference to exhibit 10.30 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2000, as filed with the Securities and Exchange Commission on December 21, 2000.

(26)
Incorporated herein by reference to exhibit 2.1 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2000.

(27)
Incorporated herein by reference to exhibit 2.1 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2001.

(28)
Incorporated herein by reference to exhibit 10.31 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(29)
Incorporated herein by reference to exhibit 10.32 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(30)
Incorporated herein by reference to exhibit 10.33 included in the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2001, as filed with the Securities and Exchange Commission on January 10, 2002.

(31)
Incorporated herein by reference to exhibit 10.34 included in the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(32)
Incorporated herein by reference to exhibit 2.01 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(33)
Incorporated herein by reference to exhibit 2.02 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(34)
Incorporated herein by reference to exhibit 2.03 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(35)
Incorporated herein by reference to exhibit 2.04 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(36)
Incorporated herein by reference to exhibit 2.05 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(37)
Incorporated herein by reference to exhibit 10.1 included in the Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

QuickLinks

PORTOLA PACKAGING, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED AUGUST 31, 2003 TABLE OF CONTENTS
SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
PART II
REPORT OF INDEPENDENT AUDITORS
Portola Packaging, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except per share data)
Portola Packaging, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands)
Portola Packaging, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
Portola Packaging, Inc. and Subsidiaries Notes to Consolidated Financial Statements (in thousands, except share data)
PART III
Summary compensation table
Option grants in fiscal 2003
Aggregated option exercises in fiscal 2003 and fiscal year end option values
Option exchange program
PART IV
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
PORTOLA PACKAGING, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
EXHIBIT INDEX