Form 10-Q
period 2003-11-30
PORTOLA PACKAGING INC
filed 2004-01-07
CIK 788983

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

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

        11,905,193 shares of Registrant's $.001 par value Common Stock, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,770,201 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 31, 2003.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

INDEX

Trademark acknowledgments:

Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc. and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2003	August 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,791	$4,292
Accounts receivable, net	27,284	28,948
Inventories	16,078	11,306
Other current assets	4,084	3,309
Deferred income taxes	1,372	1,363

Total current assets	52,609	49,218
Property, plant and equipment, net	80,919	66,004
Goodwill	19,813	10,468
Patents, net	2,403	2,548
Debt financing costs, net	1,817	1,585
Trademarks, net	5,010	40
Customer relationships, net	2,574	—
Covenants not-to compete and other intangible assets, net	1,266	448
Other assets, net	2,369	2,462

Total assets	$168,780	$132,773

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$42,472	$287
Current portion of redeemable warrants to purchase Class A Common Stock	9,020	9,025
Accounts payable	16,253	15,291
Accrued liabilities	8,097	6,457
Accrued compensation	4,338	2,781
Accrued interest	1,972	4,928

Total current liabilities	82,152	38,769
Long-term debt, less current portion	110,041	116,646
Redeemable warrants to purchase Class A Common Stock	1,225	1,277
Deferred income taxes	1,898	1,848
Other long-term obligations	342	385

Total liabilities	195,658	158,925

Minority interest	51	47

Commitments and contingencies (Note 10)
Shareholders' equity (deficit):
Class A convertible Common Stock of $.001 par value: Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in both periods	2	2
Class B, Series 1, Common Stock of $.001 par value: Authorized: 17,715 shares; Issued and outstanding: 8,600 shares and 8,597 shares as of November 30, 2003 and August 31, 2003, respectively	8	8
Class B, Series 2, convertible Common Stock of $.001 par value: Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in both periods	1	1
Additional paid-in capital	6,582	6,582
Notes receivable from shareholders	(161)	(161)
Accumulated other comprehensive loss	(1,622)	(1,882)
Accumulated deficit	(31,739)	(30,749)

Total shareholders' equity (deficit)	(26,929)	(26,199)

Total liabilities, minority interest and shareholders' equity (deficit)	$168,780	$132,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Three Months Ended November 30,
	2003	2002
	(unaudited)
Sales	$59,838	$51,954
Cost of sales	47,961	41,247

Gross profit	11,877	10,707

Selling, general and administrative	7,741	7,577
Research and development	1,396	1,182
Amortization of intangibles	295	204
Restructuring costs	343	—

	9,775	8,963

Income from operations	2,102	1,744

Other (income) expense:
Interest income	(3)	(17)
Interest expense	3,405	3,167
Amortization of debt financing costs	430	180
(Gain) loss from sale of property, plant and equipment	(3)	49
Foreign currency transaction (gain) loss	(1,335)	498
Other (income) expense, net	(193)	(42)

	2,301	3,835

Loss before income taxes	(199)	(2,091)

Income tax expense (benefit)	791	(779)

Net loss	$(990)	$(1,312)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended November 30,
	2003	2002
	(unaudited)
Cash flows provided by operating activities:	$6,593	$2,326

Cash flows from investing activities:
Additions to property, plant and equipment	(5,421)	(2,831)
Proceeds from sale of property, plant and equipment	4	9
Payment for Tech Industries, Inc.	(35,894)	—
Payment of transaction costs	(633)	—
Additions to intangible assets	(144)	—
(Increase) decrease in other assets, net	(16)	99

Net cash used in investing activities	(42,104)	(2,723)

Cash flows from financing activities:
Borrowings (repayments) under revolver, net	35,654	(327)
(Repayments) borrowings under long-term debt obligations, net	(74)	3
Payments of debt issuance costs	(660)	—
Payments on other long-term obligations	(21)	(15)
Distributions to minority owners	(12)	(47)

Net cash provided by (used in) financing activities	34,887	(386)

Effect of exchange rate changes on cash	123	(19)

(Decrease) increase in cash and cash equivalents	(501)	(802)
Cash and cash equivalents at beginning of period	4,292	4,566

Cash and cash equivalents at end of period	$3,791	$3,764

Cash Flow Information:
Liabilities assumed in Tech Industries acquisition	$2,513	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share data)

1.     Basis of Presentation and Accounting Policies:

        The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the "Company" or "PPI" or "we") without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K previously filed with the Securities and Exchange Commission on December 12, 2003. The August 31, 2003 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2004.

        As of November 30, 2003, we have three stock option plans, which are described in Note 11 of notes to the Company's audited consolidated financial statements contained in our most recent Form 10-K. We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for our stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the periods ended November 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three Months Ended
	11/30/03	11/30/02
	Unaudited
Net loss as reported	$(990)	$(1,312)
Net loss—pro forma	$(1,014)	$(1,356)

        These results are not likely to be representative of the effects on reported net (loss) income for future years.]

2.     Recent Accounting Pronouncements:

        Effective September 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for the three-month periods ended November 30, 2003 and 2002.

        Effective September 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The adoption of SFAS No. 144 had no impact on our financial statements for the three-month periods ended November 30, 2003 and 2002.

        Effective September 1, 2002, we adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board's ("FASB") Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, "Accounting for Leases", are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to our financial statements for the three-month periods ended November 30, 2003 and 2002.

        Effective September 1, 2002, we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the three month period ended November 30, 2003, we incurred restructuring charges of $343, which were determined in accordance with the provisions of SFAS No. 146 (Note 7).

        Effective December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have elected to continue to follow the disclosure-only provisions of SFAS No. 123 and have adopted the required disclosure provisions of SFAS No. 148.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on our results of operations or financial condition as there were no new guarantees or modifications of existing guarantees during the three month period ended November 30, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of

FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. Management is currently analyzing the impact of FIN 46 on the consolidated financial statement.

        Effective April 1, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three month period ended November 30, 2003.

        Effective May 1, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The adoption of this statement did not have a material impact on our results of operations or financial condition.

3.     Reclassifications:

        Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

4.     Acquisitions:

        On September 19, 2003, we acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in concurrent transactions, Tech Industries, Inc. acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively "Tech Industries"). We paid cash of approximately $35,663 from borrowings under our credit facility to purchase Tech Industries. A final working capital adjustment of $231 was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the cosmetics, fragrance and toiletry ("CFT") industries. Tech Industries will continue to operate as a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the indenture relating to our Senior Notes due 2005.

        The acquisition of Tech Industries was accounted for using the purchase method of accounting pursuant to which the purchase price at closing was allocated to the tangible and intangible assets and liabilities assumed based on their estimated fair values. The purchase price allocation was made based upon independent valuations. The operating results of Tech Industries have been included in PPI's consolidated financial statements since September 19, 2003.

        The following represents the allocation of purchase price of $35,894 plus $633 in transaction costs.

Intangible asset—trademark and trade name	$5,000
Intangible asset—website	400
Intangible asset—customer relationships	2,600
Intangible asset—covenants not-to-compete	374
Property plant & equipment	12,468
Goodwill	9,140
Current assets acquired	9,058
Current liabilities assumed	(2,513)

Total purchase price	$36,527

        The following presents unaudited pro forma information assuming that the Tech Industries acquisition had occurred at the beginning of the three-month periods ended November 30, 2003 and 2002:

	11/30/03	11/30/02
	(Unaudited)
Pro forma sales	$61,941	$60,681
Pro forma net loss	$(1,769)	$(2,178)

        On September 19, 2003, we entered into an amendment to the amended and restated senior secured credit facility, increasing the credit facility to $54.0 million in connection with our purchase of Tech Industries, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. The credit facility under a second amendment expires on September 7, 2004.

5.     Other Comprehensive Income:

        Other comprehensive income consisted of cumulative foreign currency translation adjustments of $260 and $325 for the three month periods ended November 30, 2003 and 2002, respectively.

6.     Segment Information:

        We have reportable operating businesses that are organized primarily by geographic region. The United Kingdom, Canada and Mexico produce both closure and bottle products. The United States and China produce closure products and CFT jars. We evaluate the performance and allocate resources to the regions based on earnings before interest expense, taxes, depreciation and amortization expenses. Certain Company businesses and activities, including the equipment division and Portola Allied Tool do not meet the definition of a reportable operating segment and have been aggregated into "Other." The accounting policies of the geographic segments are consistent with those policies used by us as a whole.

        The table below presents information about reported segments for the three month periods ended November 30 (in thousands):

	November 30, 2003	November 30, 2002
Revenues
United States	$34,739	$29,329
Canada	8,274	6,900
United Kingdom	9,017	8,486
Mexico	3,801	3,626
China	1,058	604
Other	2,949	3,009

Total Consolidated	$59,838	$51,954

EBITDA
United States	$3,659	$3,098
Canada	1,326	1,153
United Kingdom	2,466	750
Mexico	110	587
China	188	43
Other	154	27

Total Consolidated	$7,903	$5,658

        Intersegment revenues totaling $3,088 and $2,594 have been eliminated from the segment totals presented above for the three month periods ended November 30, 2003 and 2002, respectively.

        During the first quarter of fiscal 2004, there were no customers that accounted for 10% of total sales. During the first quarter of fiscal 2003, one United States customer accounted for approximately 10% of sales and owed us $1,354 as of November 30, 2002.

        The table below presents a reconciliation of total consolidated loss to total EBITDA for the three-month periods ended November 30, 2003 and 2002 (in thousands):

	2003	2002
Consolidated net loss	$(990)	$(1,312)
Add: Interest expense	3,405	3,167
Taxes	791	(779)
Depreciation and amortization	4,267	4,402
Amortization of debt financing costs	430	180

EBITDA	$7,903	$5,658

7.     Restructuring:

        The Company incurred restructuring costs of $343 in the first quarter of fiscal 2004 related to the closing and relocation of three plants located in San Jose and Chino, California and Sumter, South Carolina. At November 30, 2003, accrued restructuring costs amounted to $172. The operations from the two California plants will be relocated to a new facility located in Tolleson, Arizona towards the end of the second quarter of fiscal year 2004 for which we, in June 2003, entered into a fifteen-year lease commencing December 1, 2003. We have retained real estate brokers to sell the manufacturing buildings in San Jose and Chino, California. The operations from the South Carolina plant have been relocated primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within the Company.

8.     Inventories:

        As of November 30, 2003 and August 31, 2003, inventories consisted of the following:

	November 30, 2003	August 31, 2003
	(unaudited)
Raw materials	$7,800	$5,785
Work in process	928	528
Finished goods	7,350	4,993

	$16,078	$11,306

9.     Goodwill and Intangible Assets:

        As of November 30, 2003 and August 31, 2003, goodwill and accumulated amortization by segment category (see Note 6) consisted of the following:

	November 30, 2003		August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
Goodwill:
United States	$21,725	$(6,667)	$12,585	$(6,667)
Canada	4,722	(1,319)	4,437	(1,239)
Mexico	3,801	(2,534)	3,801	(2,534)
China	392	(392)	392	(392)
Other	449	(364)	449	(364)

Total consolidated	$31,089	$(11,276)	$21,664	$(11,196)

        The change in the gross carrying amounts and accumulated amortization for Canada from August 31, 2003 to November 30, 2003 was due to foreign currency translation. The increase in the gross carrying amount for the United States was a result of the Tech Industries acquisition of $9.1 million. We have not recognized any impairment losses for the three month periods ended November 30, 2003 and 2002.

        The components of our intangible assets are as follows:

	November 30, 2003		August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
Intangible assets:
Patents	$9,620	$(7,217)	$9,620	$(7,072)
Debt financing costs	6,770	(4,953)	6,085	(4,500)
Trademarks	5,360	(350)	360	(320)
Customer relationships	2,600	(26)	—	—
Covenants not-to-compete	829	(280)	455	(243)
Technology	550	(116)	150	(75)
Other	389	(106)	251	(90)

Total consolidated	$26,118	$(13,048)	$16,921	$(12,300)

        Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt financing costs, for the three month periods ended November 30, 2003 and 2002 was $0.7 million and $0.4 million, respectively. Amortization expense is estimated to be $4.5 million for the full fiscal year 2004, $3.5 million in fiscal 2005, $2.8 million in fiscal 2006, $1.4 million in fiscal 2007, $0.6 million in fiscal 2008, $0.3 million in fiscal 2009 and $0.7 million in the remaining years thereafter.

10.   Commitments and Contingencies:

Legal:

        In the normal course of business we are subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions in the ordinary course of business will not have a material adverse effect on our financial position.

        We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division, in which Blackhawk Molding alleges that a "single-stick" label attached to our five-gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the patent is invalid. While we believe that we have substantial defenses in the matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Commitments and Contingencies:

        We have issued a letter of credit in October 1999, expiring in December 2010, that guarantees $338 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH's ("CSE") 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. We have also issued a letter of credit in February 2000, expiring in February 2004, that guarantees a loan of $420 for the purchase of machinery by CSE, presently being used at our United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of November 30, 2003.

        In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $595 in future lease payments relating to the lease as of November 30, 2003.

        In June 2003, we entered into a fifteen-year lease for a new facility in Tolleson, Arizona, commencing December 1, 2003. The lease provides for monthly rentals of approximately $22 for the first six months increasing to monthly rentals of approximately $51 thereafter, subject to annual CPI increases. The closure manufacturing operations in San Jose and Chino, California will be relocated to the new facility in Tolleson, Arizona in fiscal 2004. We have retained real estate brokers to sell the manufacturing buildings in San Jose and Chino.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        In addition to historical information, this report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the "Commitments and Contingencies" footnote to the condensed consolidated financial statements, anticipated cash flow sources and uses under "Liquidity and Capital Resources" and other statements contained in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding our critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled "Risk Factors," "Critical Accounting Policies and Estimates," and "Quantitative and Qualitative Disclosures of Market Risk." Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including, but not limited to, competition in its markets and reliance on key customers, all of which may be beyond the our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year 2003 and Quarterly Reports on Form 10-Q to be filed by us during fiscal year 2004.

Overview

        We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non-carbonated beverage and institutional foods market. Our products provide our customers with a number of value-added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak-resistant. In addition, in September 2003, we entered the cosmetic, fragrance and toiletries (CFT) closure market with the acquisition of Tech Industries, a leading provider of closures in this market. Our quarterly financial statements include Tech Industries results beginning September 19, 2003 through November 30, 2003.

Critical Accounting Policies and Estimates

        General.    The consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to "Management's discussion and analysis of financial conditions and results of operations." The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re-evaluate these factors and make adjustments where facts and circumstances dictate and believe that the following accounting policies are critical due to the degree of estimation required.

        Allowance for doubtful accounts.    We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer's ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.3 million and $1.2 million as of November 30, 2003 and August 31, 2003. See "Risk Factors."

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

        Impairment of assets.    We periodically evaluate our property, plant and equipment, goodwill and other intangible assets for potential impairment. Management's judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No impairment loss was recognized during the three-month periods ended November 30, 2003 and 2002.

        Inventory valuation.    Cap and bottle related inventories are stated at the lower of cost (first-in, first-out method) or market and equipment related inventories are stated at the lower of cost (standard cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

        Income taxes.    We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management's judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except in certain foreign jurisdictions and portions of our domestic jurisdictions for which a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We had provided valuation allowances against net deferred tax assets of $5.2 million and $4.0 million as of November 30, 2003 and August 31, 2003, respectively.

        Foreign currency translation.    Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders' equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss).

        Impact of equity issuances.    We have two outstanding warrants, which are each redeemable at the option of the holder upon 60 days' prior written notice to us through June 30, 2004 and June 30, 2008, respectively. The redemption price of the warrants is calculated based on the higher of the current market price per share of our common stock or an amount computed under a formula in the applicable warrant agreement. Our obligation to redeem the warrants is deferred if the redemption of the warrants would cause a default or event of default under our credit facilities. At November 30, 2003, our credit facilities did not permit redemption of the warrants. In addition, effective December 31, 2001 and August 1, 2003, respectively, we are permitted to redeem the warrants in full at our election at a price equal to the higher of the then current market price of the common stock and amount determined under a formula in the applicable warrant agreement. At November 30, 2003, the carrying value of the warrants totaled $10.2 million, which represents the fair value of the instruments as determined by our management using the Black-Scholes pricing model, which assumed a fair market value of our stock of $5.00 per share. A change in the fair market value of our stock could have a material effect on our results of operations. In accordance with EITF Issue 00-19, the change in the fair market price of the warrants of $(57) and $19 was recognized as interest (income) expense during the three-month period ended November 30, 2003 and 2002, respectively.

Results of Operations

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

        Sales.    Sales increased $7.8 million, or 15.2%, to $59.8 million for the three months ended November 30, 2003 from $52.0 million for the three months ended November 30, 2002. This increase was primarily due to the acquisition of Tech Industries, which contributed sales of $7.4 million, and increased sales of $1.4 million by the Canadian division primarily due to additional bottle sales by our Toronto facility. Sales also increased $0.5 million in each of the United Kingdom and China due to increased volume. Offsetting these increases were decreased sales of $1.2 million in the U.S. closure division. This decrease in closure sales was primarily due to a reduction in volume with certain customers resulting from competitive pressures, offset in part by the pass-through to customers (both in the U.S. and internationally) of a portion of the increase in our resin costs in 2003. Equipment sales also decreased $0.9 million due to delays in the timing of certain customer orders.

        Gross Profit.    Gross profit increased $1.2 million to $11.9 million for the first quarter of fiscal 2004 compared to $10.7 million for the first quarter of fiscal 2003. The margin increase was primarily due to sales by Tech Industries. As a percentage of sales, gross profit decreased from 20.6% for the first quarter of fiscal 2003 to 19.8% for the same quarter in fiscal 2004. The margin decrease occurred primarily in the United States, Mexican and United Kingdom operations, and was primarily due to increases in resin prices, increased sales of lower margin products, and increased competition affecting certain closure products due to the expiration of patents previously held by us. In addition, margins on products sold by Tech Industries were adversely affected in the first quarter of fiscal 2004 by a one-time $0.4 million write-up of inventory carried by Tech Industries at the time of the acquisition due to the application of purchase accounting.

        In the first quarter of fiscal 2004, direct materials, labor and overhead costs represented 37.8%, 16.7% and 25.7% of sales, respectively, compared to the first quarter of fiscal 2003 percentages of 36.8%, 16.2% and 26.4%, respectively. Direct materials increased primarily due to increased resin prices, and, to a lesser extent, the acquisition of Tech Industries (whose products generally have a higher cost of materials as a percentage of total costs).

        Selling, General and Administrative Expense.    Selling, general and administrative expenses increased $0.2 million, or 2.7%, to $7.7 million for the three months ended November 30, 2003, as compared to $7.6 million for the same period in fiscal 2003, and decreased as a percentage of sales from 14.6% for the three months ended November 30, 2002 to 12.9% for the three months ended November 30, 2003. This increase was due to the inclusion of Tech Industries' selling, general and administrative expense of $0.5 million after September 19, 2003. This increase was offset by $0.3 million due to decreased employee costs primarily due to recent reductions in headcount as well as a decrease in discretionary spending (such as travel and consulting) and in commissions and promotional expenses (resulting in large part from reduced U.S. closure sales).

        Research and Development Expenses.    Research and development expense increased $0.2 million, or 18.1%, to $1.4 million for the three months ended November 30, 2003, as compared to $1.2 million for the three months ended November 30, 2002, and remained constant as a percentage of sales at 2.3% for the three months ended November 30, 2003 and 2002. The increase in research and development expense was primarily due to an increase in prototype expenses related to new products.

        Amortization of Intangibles.    Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer lists) increased $0.1 million, or 44.6%, to $0.3 million for the three months ended November 30, 2003, as compared to $0.2 million for the three months ended November 30, 2002. The increase was primarily due to the amortization of Tech Industries' intangible assets acquired in September 2003.

        Restructuring Costs.    During the second quarter of fiscal 2003, we announced a restructuring plan to reduce our work force. During the first quarter of fiscal 2004, we incurred restructuring charges of $0.3 million for employee severance costs related to the closing of our Sumter, South Carolina Plant. As of November 30, 2003, approximately $0.2 million had been charged against the restructuring reserve for the employee severance costs. Management anticipates the accrual balance will be paid by the end of fiscal 2004.

        We expect to incur additional restructuring costs in fiscal 2004 related to the closing and relocation of three plants located in Chino and San Jose, California and Sumter, South Carolina. The operations from the two California plants will be relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix, in fiscal 2004. In June 2003, we entered into a 15-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. We have retained real estate brokers to sell the manufacturing buildings in Chino and San Jose, California. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within our company. We estimate that we will incur $1.3 million in relocation expenses and stay bonuses and $2.2 million in restructuring costs related to the closing of the three plants during fiscal 2004.

        Income from Operations.    Reflecting the effect of the factors summarized above, income from operations increased $0.4 million, or 23.5%, to $2.1 million for the first quarter of fiscal year 2004 as compared to $1.7 million for the first quarter of fiscal year 2003 and increased as a percentage of sales to 3.5% in the first quarter of fiscal year 2004 as compared to 3.4% in the same period of fiscal year 2003.

        Other (Income) Expense.    Other (income) expense includes interest income, interest expense, amortization of debt financing costs, gain or loss on the sale of property, plant and equipment, minority interest expense, equity (income) loss of unconsolidated affiliates, and other expense, net. Interest income decreased $14,000, or 82.4%, to $3,000 for the first quarter of fiscal year 2004 as compared to $17,000 for the first quarter of fiscal year 2003.

        Interest expense increased $0.2 million to $3.4 million for the three months ended November 30, 2003, as compared to $3.2 million for the three months ended November 30, 2002. This increase was primarily due to the increase in borrowings on the revolving credit facility due to the acquisition of Tech Industries.

        Amortization of debt financing costs increased $0.2 million for the three months ended November 30, 2003 to $0.4 million from $0.2 million for the three months ended November 30, 2002. We incurred $0.7 million in the first quarter of fiscal 2004 to amend and restate our senior secured credit facility, which is being amortized through extension of the maturity date to September 7, 2004.

        The Company recognized a net gain of $3,000 on the sale of property, plant and equipment during the first quarter of fiscal year 2004, compared to a loss of $49,000 recognized during the first quarter of fiscal year 2003.

        Other expense, net consisted primarily of gain and loss on foreign exchange transactions. We recognized a gain of $1.3 million on foreign exchange transactions for the three months ended November 30, 2003, compared to a loss of $0.5 million in the three months ended November 30, 2002.

        Income Tax Provision.    The Company recorded income tax expense of $0.8 million for the three months ended November 30, 2003, despite a pre-tax loss, due to taxable income in certain foreign jurisdictions and to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions and for a portion of our domestic operations. The Company recorded a benefit from income taxes of $0.8 million for the three months ended November 30, 2002 based on its pre-tax loss using an effective tax rate of 36.6%.

        Net Loss.    Net loss was $1.0 million in the first quarter of fiscal year 2004 as compared to a net loss of $1.3 million in the first quarter of fiscal year 2003.

Liquidity and Capital Resources

        We have relied primarily upon cash from operations, borrowings from financial institutions and, to a lesser extent, sales of our common stock to finance our operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At November 30, 2003, we had cash and cash equivalents of $3.8 million, a decrease of $0.5 million from August 31, 2003.

        Operating Activities.    Cash provided by operations totaled $6.6 million for the three months ended November 30, 2003, which represented a $4.3 million increase from the $2.3 million provided by operations for the three months ended November 30, 2002. Net cash provided by operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) decreased $40.0 million to $(29.6) million as of November 30, 2003, as compared to $10.4 million as of August 31, 2003 primarily due to the reclassification from long-term to current liabilities of borrowings under our senior secured credit facility of $42.2 million because this facility expires in September 2004.

        Investing Activities.    Cash used in investing activities was $42.1 million for the three months ended November 30, 2003, as compared to using $2.7 million for the three months ended November 30, 2002. In the first quarter of fiscal year 2004, cash used in investing activities consisted primarily of $36.5 million for the acquisition of Tech Industries., $5.4 million for additions to property, plant and equipment, and $0.1 million for intangible assets. In the first quarter of fiscal year 2003, cash used in investing activities consisted primarily of $2.8 million for additions to property, plant and equipment.

        We have retained real estate brokers to sell our manufacturing building in Chino, California and one of our two buildings in San Jose, California, related to the closure of these two manufacturing plants and relocation of their operations from California to Arizona during fiscal 2004. We cannot assure you that the two buildings will be sold in the near future or that if sold, the selling terms will be favorable to us.

        We expect that our total capital expenditures for fiscal 2004 will be at least $15.0 million, as we are investing in a new facility in Arizona, and plan to add equipment in existing facilities to support new products and the transition of existing product manufacturing from other facilities. However, total capital expenditures for 2004 will depend on the size and timing of growth related opportunities. Our principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under our credit agreement. We believe that these sources will be sufficient to fund our ongoing operations and our foreseeable capital requirements.

        Financing Activities.    At November 30, 2003, we had total indebtedness of $162.8 million, $110.0 million of which was attributable to our senior notes. Of the remaining indebtedness, $42.2 million was attributable to our senior credit facility and $0.4 million was principally comprised of capital lease obligations. In addition, our total indebtedness at November 30, 2003 included redeemable warrants with a carrying value of $10.2 million. On September 19, 2003, the Company entered into an amendment to its secured credit facility, increasing the credit facility to $54.0 million in connection with the Company's purchase of Tech Industries, subject to a borrowing base of eligible receivables and inventory, plus net property and equipment and covenants similar to those in the amended and restated senior secured credit facility existing at November 30, 2003. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding letter of credit liability, at the rate of 0.50% per annum. Interest payable is based on either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 2.75%. The amended and restated credit facility expires on September 7, 2004.

        The amended and restated senior secured credit facility retains covenants and provisions that restrict, among other things, our ability to: (i) incur liens on our property, (ii) make investments, (iii) enter into guarantees and other contingent obligations, (iv) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (v) engage in certain transactions with affiliates, (vi) make restricted junior payments and (vi) declare or pay dividends. In addition, the credit facility does not permit the Company or its restricted subsidiaries to incur other indebtedness without the consent of the lenders, subject to certain limited exceptions. The credit facility also requires that we maintain certain financial ratios.

        In October 1995, we completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1. The senior notes' indenture contains certain restrictive covenants and provisions.

        Cash and Cash Equivalents.    At November 30, 2003, we had $3.8 million in cash and cash equivalents as well as borrowing capacity of approximately $11.8 million under the revolving credit line, less a minimum availability requirement of $3.0 million.

        We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the amended and restated credit facility in an amount sufficient to enable us to service our debt, including the notes, or to fund our other liquidity needs. Further, any future acquisitions, joint ventures, arrangements or similar transactions will likely require additional capital, and we cannot assure you that this capital will be available to us.

Off-Balance Sheet Arrangements

        We currently own a 50% interest in Capsnap Europe Packaging GmbH ("CSE"). CSE currently sells five-gallon closures and bottles that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. CSE has a 50% ownership interest in Watertek, a joint venture in Turkey, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a new Greek company, Cap Snap Hellas, that will be selling our products in Greece. In addition, in 2003 CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three year term. Our portion of the results of which are reflected in equity (income) loss from unconsolidated affiliates, net. See "Contractual Obligations" and Note 10 of the Notes to condensed consolidated financial statements.

Contractual Obligations

        Our contractual cash obligations as of November 30, 2003 are summarized in the following table:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(dollars in thousands)
Contractual Obligations:
Long-Term Debt, including current portion:
Senior Notes(1)	$110,000	—	$110,000	—	—
Revolver(2)	$42,215	$42,215	—	—	—
Capital Lease Obligations(3)	$298	$257	$41	—	—
Redeemable Warrants(4)	$10,245	$9,020	—	$1,225	—
Operating Lease Obligations(5)	$32,582	$3,382	$5,691	$4,683	$18,826
Guarantees(6)	$1,303	$420	—	—	$883

(1)
On October 2, 1995, we completed an offering of $110.0 million of senior notes that mature on October 1, 2005 and bear interest at 10.75% per annum. Interest payments of approximately $5.9 million are due semi-annually on April 1 and October 1. The senior notes' indenture contains certain restrictive covenants and provisions.

(2)
Concurrently with the offering of senior notes, in October 1995, we entered into a five-year senior revolving credit facility of up to $35.0 million. On September 29, 2000, we entered into a new four year amended and restated senior secured credit facility of $50.0 million for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which served as collateral for the facility.

  On September 19, 2003, we entered into an amendment to the amended and restated senior secured credit facility, increasing the credit facility to $54.0 million in connection with our purchase of Tech Industries, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. An unused fee is payable on the facility, based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. Interest payable is based on either the Bank Prime loan rate plus 1.50% or the LIBOR loan rate plus 2.75%. At

  November 30, 2003, the Bank Prime loan rate and the LIBOR Loan rate were 4.00% and 1.125%, respectively. The credit facility expires on September 7, 2004.

(3)
We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)
As of November 30, 2003, we have two outstanding warrants, which are each redeemable at the option of the holder upon 60 days' prior written notice to us through June 30, 2004 and June 30, 2008, respectively. The redemption price of the warrants is calculated based on the higher of the current market price per share of our common stock or an amount computed under formulas in the warrant agreements. Our obligation to redeem the warrants is deferred if the redemption of the warrants would cause a default or event of default under our credit facilities. At November 30, 2003, our credit facilities did not permit redemption of the warrants. In addition, effective December 31, 2001 and August 1, 2003, respectively, we are permitted to redeem the warrants in full at out election at a price equal to the higher of the then current market price of the common stock and amount determined under a formula in the applicable warranty agreement. At November 30, 2003, the carrying value of the warrants totaled $10.2 million, which represents the fair value of the instruments as determined by our management using the Black-Scholes pricing model, which assumed a fair market value of our stock of $5.00 per share. A change in the fair market value of our stock could have a material effect on our results of operations. In accordance with EITF Issue 00-19, the change in the fair market price of the warrants of $(57) and $19 was recognized as interest (income) expense during the three-month period ended November 30, 2003and 2002, respectively.

(5)
We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities' leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2004 is estimated to be $3.3 million.

(6)
We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.3 million of a loan related to the purchase of machinery for CSE's 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. We issued a letter of credit in February 2000, expiring in February 2004, that guarantees a loan of $0.4 million for the purchase of machinery by CSE, presently being used at our United Kingdom facility. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of November 30, 2003.

  In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $0.6 million in future lease payments relating to the lease as of November 30, 2003.

Related Party Transactions

        We incur certain related party transactions throughout the course of our business. There have been no significant additional related party transactions from those disclosed in "Item 13.—Certain Relationships and Related Transactions" and Note 15 of Notes to Consolidated Financial Statements of our most recent annual report on Form 10-K.

Recent Accounting Pronouncements

        Effective September 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for the three month periods ended November 30, 2003 and 2002.

        Effective September 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The adoption of SFAS No. 144 had no impact on our financial statements for the three month periods ended November 30, 2003 and 2002.

        Effective September 1, 2002, we adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board's ("FASB") Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13, "Accounting for Leases", are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 was not material to our financial statements for the three month periods ended November 30, 2003 and 2002.

        Effective September 1, 2002, we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the three month period ended November 30, 2003, we incurred restructuring charges of $343, which were determined in accordance with the provisions of SFAS No. 146 (Note 7).

        Effective December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have elected to continue to follow the disclosure-only provisions of SFAS No. 123 and have adopted the required disclosure provisions of SFAS No. 148 (Note 4).

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on our results of operations or financial condition for fiscal 2003 as there were no new guarantees or modifications of existing guarantees during the first quarter of fiscal 2004.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. Management is currently analyzing the impact of FIN 46 on the consolidated financial statements.

        Effective April 1, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three month period ended November 30, 2003.

        Effective May 1, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The adoption of this statement did not have a material impact on our results of operations or financial condition.

Risk Factors

        The following risk factors, in addition to the risks described in the description of our business in our Annual Report on Form 10-K for the year ended August 31, 2003, may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:

Risks related to our outstanding indebtedness

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing.

        As of November 30, 2003, our total indebtedness was approximately $162.8 million. $110.0 million of this amount represented the principal amount of our 10.75% senior notes which are due in 2005; $42.2 million represented funds drawn down under our revolving line of credit and $0.4 million was principally comprised of capital leases. In addition, our total indebtedness included redeemable warrants with a carrying value of $10.2 million. Moreover, we have a total shareholders' deficit of $32.0 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our senior notes. Among other things, our indebtedness may:

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

        Nonetheless, we and our subsidiaries may still be able to incur substantially more debt. The terms of our senior secured credit facility and the indenture governing our 10.75% senior notes permit additional borrowings and such borrowings may be secured debt.

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

  •
  engage in sale/leaseback transactions and affiliate transactions;

  •
  change our business, amend certain debt and other material agreements, and issue and sell capital stock of subsidiaries; and

  •
  make distributions to shareholders.

        Adverse changes in our operating results or other adverse factors, including a significant increase in interest rates or in resin prices, a severe shortage of resin supply or a significant decrease in demand for our products, could result in our being unable to comply with the financial covenants in our senior secured credit facility. If we violate these covenants and are unable to obtain waivers from our lenders, we would be in default under these agreements and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Our senior notes are effectively subordinate to all of our secured debt, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes.

        Our 10.75% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, the senior notes are our obligations and not of any of our subsidiaries, although the indenture does require that any of our restricted subsidiaries having assets with an aggregate fair market value in excess of $0.1 million execute a guarantee in respect of the senior notes. We cannot assure you that such guarantees, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary's creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 17 of Notes to Consolidated Financial Statements in our most recent annual report filed on Form 10-K for additional information regarding our restricted and unrestricted subsidiaries.

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

Risks related to our business

The integration of Portola and Tech Industries may not be successful and may adversely affect our results of operations.

        We could have difficulty integrating our and Tech Industries' operations and could incur unanticipated disruption and expenses related to that integration. The continuing integration of Tech Industries will require a substantial amount of our management's time to the detriment of their other duties. Our management is not experienced in the sales and marketing of CFT closures, and we will depend on the sales and marketing capabilities of Tech Industries' management. Although most of Tech Industries' management have agreed to continue in their current roles, we cannot assure you that they will continue to do so in the future.

        The integration of the Company and Tech Industries may take longer and be more disruptive to our business than originally anticipated. Integration may also result in unanticipated expenses, which could reduce our profitability. We may not succeed in implementing new manufacturing processes at Tech Industries' facilities at the rate anticipated, and as a result, we may not realize the expected operating efficiencies, growth opportunities and other benefits of the transaction or may realize them later than planned. Problems that may arise in connection with the integration of Tech Industries' operations with our operations may have a material adverse impact on our business and results of operations.

        Tech Industries was a family-owned enterprise prior to its acquisition by us. We are currently in the process of integrating Tech Industries' accounting records and systems into our own information and reporting systems. This process is time-consuming and has resulted in adjustments to Tech Industries' historical financial statements. We will file a form 8-K/A with the SEC amending historical financial statements of Tech Industries to adjust the amount of revenue and cost of sales preciously reported on a Form 8-K/A filed with the SEC on December 4, 2003.

We may be subject to pricing pressures and credit risks due to consolidation in our customers' industries, and we do not have long-term contracts with most of our customers.

        The dairy, water and juice industries, which constitute our most important customer base, have experienced consolidations through mergers and acquisitions in recent years and this trend may continue. As a result, we could experience increased customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. During fiscal 2003, our top ten customers accounted for approximately 35% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us. Consolidations in the dairy and water industries had a negative impact on our gross margins during fiscal 2003.

        In addition, one of our major accounts consists of the Canadian and U.S. subsidiaries of the large Italian dairy company, Parmalat, representing approximately $4.3 million in sales for fiscal 2003. The parent company of these subsidiaries has recently become insolvent. We are monitoring the situation carefully and have instituted strict credit controls to manage our exposure in the event that Parmalat's insolvency has an adverse effect on its subsidiaries. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        We do not have firm long-term contracts covering a majority of our sales. Although customers that are not under firm contracts provide indications of their product needs and purchases on a periodic basis, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business or a change in the procurement practices of any of our major customers may produce pricing pressures that could have a material adverse effect on our business, results of operations and financial condition.

We are subject to competition in our markets.

        We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. We can expect to meet significant competition from existing competitors with entrenched positions, and new competitors with respect to our existing product lines as well as with respect to new products we might introduce. We have experienced a negative impact due to competitor pricing, and this impact has accelerated during the past and current fiscal years. Further, numerous well-capitalized competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete. Additionally, from time to time, we also face direct competition from bottling companies, carton manufacturers and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources.

We are subject to the risk of changes in resin prices.

        Our products are molded from various plastic materials, primarily low density polyethylene ("LDPE") resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. We contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. Accordingly, the price effects of resin on us lag the market. In the event of a significant increase in resin prices, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts which generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass-through of the decrease, and we cannot assure you that we would be able to maintain our gross margins. Resin prices had a negative impact on our business during fiscal 2003.

        We may not be able to arrange for sources of resin from our regular vendors or alternative sources in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.

The integration of future acquisitions may result in substantial costs, delays and other problems.

        We may not be able to successfully integrate future acquisitions, if any, without substantial costs, delays or other problems. Future acquisitions would require us to expend substantial managerial, operating, financial and other resources to integrate any new businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs would likely include non-recurring acquisition costs, investment banking fees, recognition of transaction-related obligations, plant closing and similar costs and various other acquisition-related costs. In addition, each transaction inherently carries an unavoidable level of risk regarding the actual condition of the acquired business, regardless of the investigation we may conduct beforehand. Until we assume operating control of such businesses, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities. If and when we acquire a business, we would likely be subject to risks including:

  •
  the possibility that it would be difficult to integrate the operations into our existing operations;

  •
  the possibility that we had acquired substantial undisclosed liabilities;

  •
  the risks of entering markets, producing products or offering services for which we had no prior experience;

  •
  the potential loss of customers of the acquired business; and

  •
  the possibility we might be unable to recruit managers with the necessary skills to supplement or replace the incumbent management of the acquired business.

        We may not be successful in overcoming these risks.

We depend on new business development, international expansion and acquisitions.

        We believe that growth has slowed in the domestic markets for our traditional beverage products and that, in order to increase our sales, we must continue to develop new products in the markets we currently serve and new products in different markets, to make acquisitions and to expand in our international markets. Developing new products, expanding into new markets and identifying and completing acquisitions will require a substantial investment and involve additional risks. We cannot assure you that our efforts to achieve such development and expansion or to identify and complete potential acquisitions will be successful. Expansion poses risks and potential adverse effects on our operating results, such as the diversion of management's attention, the loss of key personnel and the risks of unanticipated problems and liabilities. We may be unsuccessful in making acquisitions because of competition for acquisition candidates, which could result in fewer opportunities and higher acquisition prices. Moreover, as described above, our debt instruments impose significant restrictions under certain circumstances on our ability to make investments in or acquire other companies.

Difficulties presented by non-U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.

        Approximately 43% of our sales for fiscal 2003 was derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our United States sales. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:

  •
  difficulty in managing and operating such operations because of distance, and, in some cases, language and cultural differences;

  •
  fluctuations in the value of the U.S. dollar that could increase or decrease the effective price of our products sold in U.S. dollars and might have a material adverse effect on sales or costs, require us to raise or lower our prices or affect our reported sales or margins in respect of sales conducted in foreign currencies;

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

        We rely on a combination of patent and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure you that our competitors will not independently develop equivalent or superior know-how, trade secrets or production methods.

        We are involved in litigation from time to time in the course of our business to protect and enforce our intellectual property rights, and third parties from time to time initiate litigation against us asserting that our business infringes or violates their intellectual property rights. We cannot assure you that our intellectual property rights have the value that we believe them to have or that our products will not be found to infringe upon the intellectual rights of others. Further, we cannot assure you that we will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on our business. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business and results of operations regardless of its outcome.

        We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a "single-stick" label attached to our five-gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the Blackhawk patent is invalid. While we believe that we have substantial defenses in this matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result could result in our sustaining material damages.

        A number of our patents relating to one of our closure product lines have expired in recent years. We believe that such expirations have, to varying effect, adversely affected our margins as competitors who have become free to imitate our designs have begun to compete aggressively against us in the pricing of certain products. These adverse effects will only be partially ameliorated to the extent that we continue to obtain new patents.

        The laws of certain countries in which our products or technology are or may be licensed may not protect our intellectual property rights to the same extent as the laws of the United States. The protection offered by the patent laws of foreign countries may be less than the protection offered by the United States patent laws.

Defects in our products could result in litigation and harm our reputation.

        Many of our products are used to cap beverage and food products. From time to time in the past, we and other producers of similar products have received complaints from customers and end-consumers claiming that such products might cause or almost caused injury to the end-consumer. In some instances, such claims have alleged defects in manufacture or faulty design of our closures. In the event an end-consumer suffers a harmful accident, we could incur substantial costs in responding to complaints or litigation. Further, if any of our products were found to be defective, we could incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation.

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

        Our products are subject to governmental regulation, including regulation by the Federal Food and Drug Administration and other agencies in the United States and elsewhere. A change in government regulation could adversely affect our business. We cannot assure you that federal, state or foreign authorities will not issue regulations in the future that could materially increase our costs of manufacturing certain of our products. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls, or seizures as well as potential criminal sanctions, which could have a material adverse effect on us.

Our business may be adversely affected by compliance obligations or liabilities under environmental, health and safety laws and regulations.

        We are subject to federal, state, local and foreign environmental and health and safety, laws and regulations that could result in liability, affect ongoing operations and increase capital costs and operating expenses in order to maintain compliance with such requirements. Some of these laws and regulations provide for strict and joint and several liability regarding contaminated sites. Such sites may include properties currently or formerly owned or operated by us and properties to which we disposed of, or arranged to dispose of, wastes or hazardous substances. Based on the information presently known to us, we do not expect environmental costs or contingencies to have a material adverse effect on us. We may, however, be affected by hazards or other conditions presently unknown to us. In addition, we may become subject to new requirements pursuant to evolving environmental, and health and safety, laws and regulations. Accordingly, we cannot assure you that we will not incur material environmental costs or liabilities in the future.

We depend upon key personnel.

        We believe that our future success depends upon the knowledge, ability and experience of our personnel. The loss of key personnel responsible for managing Portola or for advancing our product development could adversely affect our business and financial condition.

We are controlled by Jack L. Watts, the Chairman of our Board of Directors and our Chief Executive Officer, and JPMorgan Partners 23A, an affiliate of J.P. Morgan Securities Inc., and their interests may conflict with those of our other security holders.

        Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Office), and JPMorgan Partners 23A (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers) own a majority of our common stock. Robert Egan, a member of our Board of Directors is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of JP Morgan Partners 23A. The interests of Mr. Watts, Mr. Egan and JPMorgan Partners 23A may not in all cases be aligned with your interests. There is only one independent director (as defined under the federal securities laws) on our Board of Directors and, as a result, our Board of Directors, Audit Committee and Compensation Committee have not met, and do not meet, the standard "independence" requirements that would be applicable if our equity securities were traded on Nasdaq or the New York Stock Exchange, when they have considered numerous issues of importance to us. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several of transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See "Item 13—Certain Relationships and Related Transactions" and Note 15 of the Notes to Consolidated Financial Statements in our most recent annual report filed on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which was disclosed in our most recent annual report on Form 10-K.

Interest Rate Sensitivity

        We are exposed to market risk from changes in interest rates on long-term debt obligations and we manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.

Exchange Rate Sensitivity

        Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders' equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the first quarter of fiscal 2004, we realized a gain of $1.3 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

        Our products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for the first quarter of fiscal 2004. One United States customer accounted for 10% of sales for the first quarter of fiscal 2003 and owed us $1.3 million as of November 30, 2002. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors."

Resin Price Sensitivity

        The majority of our products are molded from various plastic resins, which comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the second and third quarters of fiscal 2003, we experienced increases in resin prices. In the past, we generally have been able to eventually pass on increases in resin prices directly to our customers, although during fiscal 2003 with the significant increases in resin, we had difficulty passing on all of the resin increases to certain customers. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. We experienced a loss in margin due to the impact of the resin increases during fiscal 2003. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2003, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

        During the quarter ended November 30, 2003, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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
32.01
Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

  On October 6, 2003 and November 19, 2003, the Company filed reports on Form 8-K, which reported under Item 9 the filing of the certifications required by section 1350 of chapter 63 of title 18 of the United States Code as created by section 906 of the Sarbanes-Oxley Act of 2002, which were filed as exhibits thereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)
Date: January 7, 2004	/s/ DENNIS L. BERG Dennis L. Berg Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.03	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01
Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PORTOLA PACKAGING, INC. AND SUBSIDIARIES INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
PORTOLA PACKAGING, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
PORTOLA PACKAGING, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Portola Packaging, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX