Form 10-Q
period 2004-02-29
PORTOLA PACKAGING INC
filed 2004-04-09
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X] .

At March 31, 2004, the Registrant had 11,907,753 shares of its Common Stock, $.001 par value, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,772,761 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.01
Exhibit 10.02
Exhibit 10.03
Exhibit 31.01
Exhibit 31.02
Exhibit 31.03
Exhibit 32.01

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

INDEX

		Page
Part I - Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of February 29, 2004 and August 31, 2003	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended February 29, 2004 and February 28, 2003	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 29, 2004 and February 28, 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	47
Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K	48
Signatures		49

Trademark acknowledgments:

     Cap Snap®, Portola Packaging®, Tech Industries, Inc. and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10–Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 29,	August 31,
	2004	2003
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,831	$4,292
Accounts receivable, net (including $1,938 due from an affiliate as of February 29, 2004)	25,864	28,948
Inventories	17,856	11,306
Other current assets	4,427	3,309
Deferred income taxes	1,366	1,363

Total current assets	64,344	49,218
Property, plant and equipment, net	79,853	66,004
Goodwill	19,736	10,468
Patents, net	2,259	2,548
Debt financing costs, net (including $4,950 paid to JPMorgan, $1,105 paid to The Breckenridge Group, $150 paid to Tomlinson Zisko LLP, $69 paid to Themistocles Michos and $30 paid to Tim Tomlinson during fiscal 2004)	9,555	1,585
Trademarks, net	5,000	40
Customer relationships, net	2,542	—
Covenants not-to-compete and other intangible assets, net	1,334	448
Other assets, net	1,921	2,462

Total assets	$186,544	$132,773

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$199	$287
Current portion of redeemable warrants to purchase Class A Common Stock	1,453	9,025
Accounts payable	18,525	15,291
Accrued liabilities	6,607	6,457
Accrued compensation	3,415	2,781
Accrued interest	876	4,928

Total current liabilities	31,075	38,769
Long-term debt, less current portion	191,110	116,646
Redeemable warrants to purchase Class A Common Stock	—	1,277
Deferred income taxes	1,880	1,848
Other long-term obligations	247	385

Total liabilities	224,312	158,925

Minority interest	40	47

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,600 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,593	6,582
Notes receivable from shareholders	(161)	(161)
Accumulated other comprehensive loss	(1,772)	(1,882)
Accumulated deficit	(42,479)	(30,749)

Total shareholders’ equity (deficit)	(37,808)	(26,199)

Total liabilities, minority interest and shareholders’ equity (deficit)	$186,544	$132,773

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Six
	Months Ended		Months Ended
	2/29/04	2/28/03	2/29/04	2/28/03
Sales (including $1,825 and $4,585 in sales to an affiliate for the three and six month periods ended February 29, 2004, respectively)	$54,209	$51,108	$114,047	$103,062
Cost of sales	47,454	40,599	95,415	81,846

Gross profit	6,755	10,509	18,632	21,216

Selling, general and administrative (including $127 and $269 legal expenses incurred for Tomlinson Zisko LLP, $35 and $116 legal expenses incurred for Themistocles Michos and $18 and $31 investment advisory costs for The Breckenridge Group for the three & six month periods ended February 29, 2004, respectively)	7,923	7,581	15,664	15,156
Research and development	1,530	1,226	2,926	2,415
Amortization of intangibles	327	228	622	432
Restructuring costs	1,523	405	1,866	405

	11,303	9,440	21,078	18,408

(Loss) income from operations	(4,548)	1,069	(2,446)	2,808

Other (income) expense:
Interest income	(21)	(14)	(24)	(31)
Interest expense	4,005	3,101	7,410	6,268
Warrant interest income	—	(87)	(57)	(68)
Amortization of debt financing costs	1,130	193	1,560	373
Loss (gain) from sale of property, plant and equipment	8	(20)	5	29
Loss on warrant redemption (including $1,639 loss on redemption paid to JPMorgan)	1,867	—	1,867	—
Foreign currency transaction (gain) loss	(920)	(142)	(2,255)	252
Other (income) expense, net	172	(74)	36	(34)

	6,241	2,957	8,542	6,789

Loss before income taxes	(10,789)	(1,888)	(10,988)	(3,981)
Income tax (benefit) expense	(49)	(792)	742	(1,573)

Net loss	$(10,740)	$(1,096)	$(11,730)	$(2,408)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	2/29/04	2/28/03
Cash flows provided by operating activities:	$254	$6,420

Cash flows from investing activities:
Additions to property, plant and equipment	(8,121)	(4,999)
Proceeds from sale of property, plant and equipment	57	85
Payment for Tech Industries, Inc.	(35,894)	—
Payment of transaction costs	(633)	—
Additions to intangible assets	(352)	—
(Increase) decrease in other assets, net	(376)	188

Net cash used in investing activities	(45,319)	(4,726)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	180,000	—
Payments of Senior Notes due 2005	(110,000)	—
Payments for warrant redemption (paid to JPMorgan)	(10,659)	—
Payments of debt issuance costs (including $4,950 paid to JPMorgan, $1,105 paid to The Breckenridge Group, $150 paid to Tomlinson Zisko LLP, $69 paid to Themistocles Michos and $30 paid to Tim Tomlinson)	(8,607)	—
Borrowings (repayments) under revolver, net	4,499	(1,383)
Borrowings (repayments) under long-term debt obligations, net	109	(128)
Payments on other long term obligations	(41)	(41)
Distributions to minority owners	(34)	(47)
Issuance of common stock through employee stock purchase program	11	—

Net cash provided by (used in) financing activities	55,278	(1,599)

Effect of exchange rate changes on cash	326	(44)

Increase in cash and cash equivalents	10,539	51
Cash and cash equivalents at beginning of period	4,292	4,566

Cash and cash equivalents at end of period	$14,831	$4,617

Supplemental Non-Cash Investing Activity:
Liabilities assumed in Tech Industries acquisition	$2,513	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share data and percentages)

1.	Basis of Presentation and Accounting Policies:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI” or “we”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on December 12, 2003. The August 31, 2003 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and six months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2004.

     As of February 29, 2004, we had three stock option plans, which are described in Note 11 of notes to our audited consolidated financial statements contained in our most recent Form 10-K. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” No compensation expense has been recognized for our stock plans since the options were issued at fair market value or greater. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the three and six month periods ended February 29, 2004 and February 28, 2003 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	2/29/04	2/28/03	2/29/04	2/28/03
Net loss as reported	$(10,740)	$(1,096)	$(11,730)	$(2,408)
Net loss - pro forma	$(10,747)	$(1,126)	$(11,761)	$(2,482)

     These results are not necessarily representative of the effects on reported net (loss) income for future years.

2.	Recent Accounting Pronouncements:

     Effective September 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for the three and six month periods ended February 29, 2004 and February 28, 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     Effective September 1, 2002, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94–3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the three and six month periods ended February 29, 2004, we incurred restructuring charges of $1,523 and $1,866, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 7).

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on our results of operations or financial condition as there were no new guarantees or significant modifications of existing guarantees during the six month period ended February 29, 2004.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46–e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. Management is currently analyzing the impact of FIN 46 on the consolidated financial statements.

     Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three and six month periods ended February 29, 2004.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     Effective May 1, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The adoption of this statement did not have a material impact on our results of operations or financial condition.

3.	Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

4.	Acquisitions:

     On September 19, 2003, we acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in concurrent transactions, Tech Industries, Inc. acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively “Tech Industries”). We paid cash of approximately $35,663 from borrowings under our credit facility to purchase Tech Industries. A final working capital adjustment of $231 was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the cosmetics, fragrance and toiletry (“CFT”) industries. Tech Industries will continue to operate as a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the indenture relating to our Senior Notes due 2012 and senior secured credit facility (Note 10).

     The acquisition of Tech Industries was accounted for using the purchase method of accounting pursuant to which the purchase price at closing was allocated to the tangible and intangible assets and liabilities assumed based on their estimated fair values. The purchase price allocation was made based upon independent valuations. The operating results of Tech Industries have been included in PPI’s consolidated financial statements since September 19, 2003.

The following represents the allocation of the purchase price of $35,894 plus $633 in transaction costs.

Intangible asset—trademark and trade name	$5,000
Intangible asset—website	400
Intangible asset—customer relationships	2,600
Intangible asset—covenants not-to-compete	374
Property plant and equipment	12,468
Goodwill	9,140
Current assets acquired	9,058
Current liabilities assumed	(2,513)

Total purchase price	$36,527

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     The following presents unaudited pro forma information assuming that the Tech Industries acquisition had occurred at the beginning of the six month period ended February 29, 2004 and the three and six month periods ended February 28, 2003:

	For the Three	For the Six
	Months Ended	Months Ended
	2/28/03	2/29/04	2/28/03
Pro forma sales	$59,643	$116,150	$120,231
Pro forma net loss	$(1,146)	$(12,587)	$(3,082)

     On September 19, 2003, we entered into an amendment to the amended and restated senior secured credit facility, increasing the credit facility to $54,000 in connection with our purchase of Tech Industries, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003 (Note 10).

5.	Other Comprehensive (Loss) Income:

     Other comprehensive (loss) income consisted of cumulative foreign currency translation adjustments of $(150) and $(66) for the three month periods ended February 29, 2004 and February 28, 2003, respectively, and $110 and $259 for the six month periods ended February 29, 2004 and February 28, 2003 respectively.

6.	Segment Information:

     Our reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico produce both closure and bottle product lines. The United States produces closure products and CFT jars. China produces closure products and also manufactures plastic parts for the high tech industry. We evaluate the performance of, and allocate resources to, regions based on earnings before interest expense, taxes, depreciation and amortization expenses. Certain Company businesses and activities, including the equipment division and our operating subsidiary Portola Allied Tool, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by us as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     The table below presents information about reported segments for the three and six month periods ended February 29, 2004 and February 28, 2003, respectively:

	For the Three		For the Six
	Months Ended		Months Ended
	2/29/04	2/28/03	2/29/04	2/28/03
Revenues:
United States - Closures	$24,322	$29,192	$51,712	$58,521
United States - CFT	5,113	—	12,462	—
Canada	8,279	6,726	16,554	13,626
United Kingdom	8,665	8,384	17,681	16,871
Mexico	3,549	3,150	7,350	6,776
China	1,366	465	2,424	1,069
Other	2,915	3,191	5,864	6,199

Total consolidated	$54,209	$51,108	$114,047	$103,062

	For the Three		For the Six
	Months Ended		Months Ended
	2/29/04	2/28/03	2/29/04	2/28/03
EBITDA:
United States Closures	$(2,496)	$2,631	$1,119	$5,540
United States - CFT	(412)	—	569	—
Canada	910	1,298	2,283	1,316
United Kingdom	1,093	1,865	2,539	3,932
Mexico	92	215	230	809
China	322	2	519	45
Other	(604)	(263)	(453)	(238)

Total consolidated	$(1,095)	$5,748	$6,806	$11,404

     Intersegment revenues totaling $2,546 and $2,097 have been eliminated from the totals presented above for the three month periods ended February 29, 2004 and February 28, 2003, respectively, and $5,634 and $4,691 for the six month periods ended February 29, 2004 and February 28, 2003, respectively.

     One United States customer accounted for approximately 10% of sales for both the three and six month periods ended February 28, 2003. This customer owed the Company $1,444 as of February 28, 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     The table below presents a reconciliation of total consolidated loss to total EBITDA for the three and six month periods ended February 29, 2004 and February 28, 2003, respectively:

	For the Three		For the Six
	Months Ended		Months Ended
	2/29/04	2/28/03	2/29/04	2/28/03
Consolidated net loss	$(10,740)	$(1,096)	$(11,730)	$(2,408)
Add:
Interest expense	4,005	3,101	7,410	6,268
Tax (benefit) expense	(49)	(792)	742	(1,573)
Depreciation and amortization	4,559	4,342	8,824	8,744
Amortization of debt financing costs	1,130	193	1,560	373

EBITDA	$(1,095)	$5,748	$6,806	$11,404

7.	Restructuring:

     The Company incurred restructuring costs of $343 and $1,523 in the first and second quarter of fiscal 2004, respectively, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina. At February 29, 2004, accrued restructuring costs amounted to $1,283 for employee severance costs. Management anticipates the accrual balance will be paid by the end of fiscal 2004. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The move will be fully completed during the third quarter of fiscal year 2004. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. We have retained a real estate broker to sell the manufacturing building in San Jose, California, and we have entered into a contract to sell our facility in Chino, California, which should close in April 2004(Note 12). We expect to recover our investments upon the sale of these buildings. The operations from the South Carolina plant have been relocated primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within the Company.

8.	Inventories:

     As of February 29, 2004 and August 31, 2003, inventories consisted of the following:

	February 29,	August 31,
	2004	2003
		(audited)
Raw materials	$8,481	$5,785
Work in process	928	528
Finished goods	8,447	4,993

	$17,856	$11,306

     The inventories as of February 29, 2004 include inventory of Portola Tech International of $3,631.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

9.	Goodwill and Intangible Assets:

     As of February 29, 2004 and August 31, 2003, goodwill and accumulated amortization by segment category (see Note 6) consisted of the following:

	February 29, 2004		August 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States	$21,725	$(6,667)	$12,585	$(6,667)
Canada	4,615	(1,289)	4,437	(1,239)
Mexico	3,801	(2,534)	3,801	(2,534)
China	392	(392)	392	(392)
Other	449	(364)	449	(364)

Total consolidated	$30,982	$(11,246)	$21,664	$(11,196)

     The change in the gross carrying amounts and accumulated amortization for Canada from August 31, 2003 to February 29, 2004 was due to foreign currency translation. The $9,140 increase in the gross carrying amount for the United States was a result of the Tech Industries acquisition. We have not recognized any impairment losses for the three and six month periods ended February 29, 2004 and February 28, 2003.

     The components of our intangible assets are as follows:

	February 29, 2004		August 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Patents	$9,620	$(7,361)	$9,620	$(7,072)
Debt financing costs	10,607	(1,052)	6,085	(4,500)
Trademarks	5,360	(360)	360	(320)
Customer relationships	2,600	(58)	—	—
Covenants not-to-compete	829	(322)	455	(243)
Technology	550	(161)	150	(75)
Other	596	(158)	251	(90)

Total consolidated	$30,162	$(9,472)	$16,921	$(12,300)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt financing costs, for the six month periods ended February 29, 2004 and February 28, 2003 was $2,182 and $805, respectively. Amortization expense is estimated to be $4,036 for the full fiscal year 2004, $2,972 in fiscal 2005, $2,456 in fiscal 2006, $2,287 in fiscal 2007, $1,844 in fiscal 2008, $1,287 in fiscal 2009 and $2,970 in the remaining years thereafter.

10.	Debt:

Debt:

	February 29,	August 31,
	2004	2003
Senior notes	$180,000	$110,000
Senior revolving credit facility	11,060	6,561
Capital lease obligations	176	302
Other	73	70

	191,309	116,933
Less: Current portion long-term debt	(199)	(287)

	$191,110	$116,646

Senior Notes:

     On October 2, 1995, we completed an offering of $110,000 of senior notes were to matured on October 1, 2005 and bore interest at 10.75% per annum. Interest payments of approximately $5.913 were due semi-annually on April 1 and October 1 of each year, which commenced on April 1, 1996. We redeemed all of these senior notes in February 2004.

     On January 23, 2004, we completed an offering of $180,000 of senior notes that mature on February 1, 2012 and bear interest at 8.25% per annum. Interest payments of approximately $7,425 are due semi-annually on February 1 and August 1 of each year. Interest will accrue from January 23, 2004 and the first interest payment date will be August 1, 2004. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     The following table sets forth the uses of funds in connection with the $180,000 offering:

Redemption of 10.75% senior notes due 2005	$110,000
Payment of accrued interest on 10.75% senior notes due 2005	4,664
Pay down of senior secured credit facility	36,729

Warrant redemption and distribution on February 23, 2004	10,659
Warrant redemption and distribution to be paid on May 4, 2004 (Note 12)	1,453
Potential stock tender and distribution to be paid on or after June 21, 2004 (Note 12)	7,888

Total warrant redemption and distribution	20,000
Transaction fees and expenses for senior notes and credit facility	8,607

$180,000

Senior Revolving Credit Facility:

     Concurrently with the offering of $110,000 of senior notes, in October 1995, we entered into a five-year senior revolving credit facility of up to $35,000. On September 29, 2000, the Company entered into a new four year amended and restated senior secured credit facility of $50,000 for operating purposes subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which serve as collateral for the line. The credit facility, which was due to expire on August 31, 2004, contained covenants and provisions that restricted, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee was payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.35% per annum. In addition, interest payable was based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At August 31, 2003, the Bank Prime Loan rate and the LIBOR Loan rate were 4.00% and 1.12%, respectively.

     On September 19, 2003, we entered into a consent and first amendment to the amended and restated senior secured credit facility, increasing the credit facility to $54,000 in connection with the Company’s stock purchase of Tech Industries, Inc., subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. An unused fee was payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. Interest payable was based on either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 2.75%.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     Concurrently with the offering of $180,000 of senior notes, on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing tabled based on the outstanding credit facility balance.

Aggregate Maturities of Long-Term Debt:

     The aggregate maturities of long-term debt as of February 29, 2004 were as follows:

Periods Ended February 29 or 28,
2005	$199
2006	44
2007	6
2008	—
2009	11,060
Thereafter	180,000

$191,309

11.	Commitments and Contingencies:

Legal:

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division, in which Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the patent is invalid. Discovery is in an early stage. While we believe that we have substantial defenses in the matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

     In the normal course of business, except for the Blackhawk litigation mentioned above, we are subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions will not have a material adverse effect on our financial position.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

Commitments and Contingencies:

     The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $351 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by our United Kingdom subsidiary and our joint venture partner in CSE. We also extended the expiration date of a letter of credit in February 2004, that now expires February 2007, and that guarantees a loan of $435 for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 29, 2004.

     In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $595 in future lease payments relating to the lease as of February 29, 2004.

     In June 2003, we entered into a fifteen-year lease for a new facility in Tolleson, Arizona, commencing December 1, 2003. The closure manufacturing operations in San Jose and Chino, California were relocated to the new facility during the second quarter of fiscal 2004. We have retained a real estate broker to sell the manufacturing building in San Jose, and we have entered into a contract to sell the Chino facility, which should close in April 2004 (Note 12). We expect to recover our investments upon the sale of these buildings.

12.	Subsequent Events:

     We have entered into a contract to sell the manufacturing building located in Chino, California for a purchase price of $3,500, and the transaction is scheduled to close in April 2004. We expect to realize a small gain on this sale during the third quarter of fiscal 2004.

     In addition, in March 2004, we purchased certain machinery and equipment from a competitor in the United Kingdom, which was used for the production of dairy closures. This machinery and equipment is expected to be utilized in our U.K. facility and other Portola facilities outside the U.K. The machinery and equipment purchase was in sterling pounds using a conversion rate as of March 16, 2004.

     During March 2004, we entered into an agreement with a warrant holder to repurchase 440,215 shares of Class A common stock of the Company for a purchase price of $1,453 that will be paid during the third quarter of fiscal 2004. The funds for that purchase are being held in a cash equivalent investment account. We have recognized a loss of $228 during the second quarter of fiscal 2004 relating to this warrant repurchase agreement. This loss is reported in the statement of operations included in this Form 10-Q.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase for cash up to 1,319,663 shares of our common stock at $5.80 per share from our stockholders of record as of March 5, 2004. The offer was to expire on April 9, 2004, at which time we would purchase all shares of our common stock that were properly tendered and not withdrawn. On March 31, 2004, we announced that the Company has extended the tender offer to purchase its common stock to at least June 21, 2004. This will defer acceptance of tenders at least through that date when the Company expects to release its third quarter financial results. We have the right to further amend the terms of the tender offer. We have $7,888 being held in a cash investment account for the distribution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the unaudited condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding our critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. In addition, certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures of Market Risk.” Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including, but not limited to, competition in our markets and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year 2003 and Quarterly Reports on Form 10-Q to be filed by us during fiscal year 2004.

Overview

     We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non-carbonated beverage and institutional foods market. Our products provide our customers with a number of value-added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak-resistant. In addition, in September 2003, we entered the cosmetic, fragrance and toiletries (CFT) market with the acquisition of Tech Industries, a leading provider of closures and jars to the CFT market . Our quarterly and year to date financial statements include Tech Industries results beginning September 19, 2003.

Critical Accounting Policies and Estimates

     General. The unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contain information that is pertinent to “Management’s discussion and analysis of financial conditions and results of operations.” The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re–evaluate these factors and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.7 million and $1.2 million as of February 29, 2004 and August 31, 2003, respectively. See “Risk Factors.”

     Revenue recognition. We follow Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” in recognizing revenues within our financial statements. This bulletin requires, among other things, that revenue be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and when we have no significant remaining obligations related to the sale.

     Impairment of assets. We periodically evaluate our property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No impairment loss was recognized during the three and six month periods ended February 29, 2004 and February 28, 2003, respectively.

     Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances against net deferred tax assets of $9.1 million and $4.0 million as of February 29, 2004 and August 31, 2003, respectively.

     Foreign currency translation. Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at quarter end exchange rates. Items of income and expense are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions and the revaluation of certain intercompany debt are included in determining net income (loss).

     Impact of equity issuances. As of November 30, 2004, we had two outstanding warrants, which were each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption price of the warrants was calculated based on the higher of the current market price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of senior notes, on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of Class A common stock of the Company into which the warrant was convertible at a net purchase price of $5.19 1/3 per share into which the warrant was convertible. This new price was based upon an agreed current market price per share of common stock of $5.80, minus the warrant exercise price of 60-2/3 cents for each share of Class A common stock. The aggregate warrant repurchase price was $10.7 million. We recognized a loss of $1.7 million on the transaction during the second quarter of 2004 due to having increased the current market price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of Class A common stock of the Company into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed current market price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of class A common stock. The aggregate warrant repurchase price will be $1.5 million and the funds are being held in a cash equivalent investment account which will be paid May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed current market price of our common stock from $5.00 per share to an agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. In accordance with EITF Issue 00–19, the change in the fair market price of the warrants of zero and $(87,000) was recognized as interest (income) expense during the three-month periods ended February 29, 2004 and February 28, 2003, respectively, and $(57,000) and $(68,000) during the six month periods ended February 29, 2004 and February 28, 2003, respectively.

Results of Operations

Three Months Ended February 29, 2004 Compared to the Three Months Ended February 28, 2003

     Sales. Sales increased $3.1 million, or 6.1%, from $51.1 million for the three months ended February 28, 2003 to $54.2 million for the three months ended February 29, 2004. This increase was primarily due to the acquisition of Tech Industries, which contributed sales of $5.1 million in the quarter. Sales increased by $1.6 million in our Canadian division due to favorable pricing and volume. Sales increased by $0.9 million in China and by $0.4 million in Mexico from increased volume due to market demand. Sales also increased in the United Kingdom by $0.3 million due to the effect of the exchange rate to U.S. dollars. These exchange rate increases were offset, however, by price decreases in the U.K.’s high volume dairy closure as a result of competitive pricing pressures. In addition, there were sales decreases in the U.S. closures operations of $4.6 million, of which $4.0 million were due to decreased volume and $0.6 million due to price decreases. The primary reasons for these decreases in the U.S. were loss of a few customers, competitive pricing pressures, timing of resin increases to contract customers, reduced sales volumes for certain higher priced and higher margin products and cold weather and severe winter storms experienced in the eastern U.S. as compared to the same period in fiscal 2003. U.S. Equipment sales decreased $1.1 million due to lower customer orders.

     Gross Profit. Gross profit decreased $3.7 million to $6.8 million for the second quarter of fiscal 2004 compared to $10.5 million for the second quarter of fiscal 2003. Margins decreased primarily in the U.S. closure operations and to a lesser extent in the U.K. and Mexico operations. As a percentage of sales, gross profit decreased from 20.6% for the second quarter of fiscal 2003 to 12.5% for the same quarter in fiscal 2004. The margin decrease was due to a number of factors: increases in resin costs, since we are generally obligated to delay price increases to contract customers by forty-five to sixty days; competitive pricing pressures in the U.S. and U.K. markets; reduced sales volumes for certain higher priced and higher margin products; and cold weather and severe winter storms that occurred in the eastern U.S. The margin decrease in Mexico was due primarily to subcontracting certain closure purchases to our U.S. facilities and the related freight charges to ship these closures from the U.S. to Mexico. This was done purposefully to take on a large new customer before production could be started in our Mexico facility with newly purchased equipment. Such equipment will be in place in the third quarter of fiscal year 2004.

     In addition, we incurred one-time relocation and plant consolidation expenses of $1.0 million related to the move from six facilities into four facilities in the U.S. closures operations. These expenses were charged to cost of goods sold for the three month period ended February 29, 2004. We also incurred one-time charges of approximately $0.5 million associated with the integration and process improvement costs at the Portola Tech International facility in Rhode Island.

     Second quarter of fiscal 2004 direct materials, labor and overhead costs represented 40.4%, 20.9% and 26.2% of sales, respectively, compared to the second quarter of fiscal 2003 percentages of 35.9%, 16.9% and 26.6%, respectively. Direct material costs increased primarily due to increased resin costs, and, to a lesser extent, the acquisition of Tech Industries (whose products generally have a higher cost of materials as a percentage of total costs). Labor costs increased primarily due to the additional employee costs of Portola Tech International.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $0.3 million, or 4.5%, to $7.9 million for the three months ended February 29, 2004, as compared to $7.6 million for the same period in fiscal year 2003. Selling, general and administrative expenses decreased as a percentage of sales from 14.8% for the three months ended February 28, 2003 to 14.6% for the three months ended February 29, 2004. The increase in dollars was due to the inclusion of Portola Tech International’s selling, general and administrative expenses of $0.7 million. This increase was partially offset by a $0.4 million decrease in discretionary spending (such as travel and consulting expenses) and decreased telephone, e-commerce costs and bonus expense.

     Research and Development Expenses. Research and development expense increased $0.3 million, or 24.8%, to $1.5 million for the three months ended February 29, 2004, as compared to $1.2 million for the three months ended February 28, 2003. Research and development expenses increased as a percentage of sales from 2.4% in the three months ended February 28, 2003 to 2.8% in the three months ended February 29, 2004. The increase in dollars was primarily due to the inclusion of Tech Industries’ research and development expenses of $0.3 million after September 19, 2003.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer relationships) increased $0.1 million, or 43.9%, to $0.3 million for the three months ended February 29, 2004, as compared to $0.2 million for the three months ended February 28, 2003. The increase was primarily due to the amortization of Tech Industries’ intangible assets acquired in September 2003 and amortization of signing bonuses.

     Restructuring. During the second quarter of fiscal 2003, we announced a restructuring plan to reduce our work force and we incurred approximately $0.4 million of employee severance costs.

     During the second quarter of fiscal 2004, we incurred restructuring charges of $1.5 million for employee severance costs related to the closing of our two plants in Chino and San Jose, California. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The move will be fully completed during the third quarter of fiscal 2004. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within our Company. As of February 29, 2004, approximately $0.6 million had been charged against the restructuring reserve for the employee severance costs. We expect to incur additional restructuring charges and moving costs during the third quarter of fiscal 2004. Management anticipates the reserve balance will be paid by the end of fiscal 2004.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $5.6 million to $(4.5) million for second quarter of fiscal year 2004 as compared to $1.1 million for the second quarter of fiscal year 2003. Income from operations decreased as a percentage of sales to (8.4)% in the second quarter of fiscal year 2004 as compared to 2.1% in the same period of fiscal year 2003. Moving and relocation costs, severance, loss on redemption of warrants and the duplicative interest on the senior note refinancing accounted for $5.9 million of this net loss during the three month period ended February 29, 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, gain or loss on the sale of property, plant and equipment, minority interest expense, equity (income) loss of unconsolidated affiliates, loss on warrant redemption and other expense, net.

     Interest expense increased $0.9 million to $4.0 million for the three month period ended February 29, 2004, as compared to $3.1 million for the three month period ended February 28, 2003. The increase in interest expense was due to the issuance of $180.0 million of senior notes due 2012 in January 2004. Due to the 30-day call notice on the payout of the $110.0 million senior notes, we paid thirty days of duplicative interest on the $110.0 million of senior notes due 2005 and accrued 30 days of interest on the $180.0 million of senior notes due 2012. In addition, the interest expense is $0.8 million higher per quarter due to the increase in the principal amount of outstanding senior notes from $110.0 million to $180.0 million, which is partially offset by the decrease in the interest rates from 10.75% to 8.25%.

     Amortization of debt financing costs increased $0.9 million for the three month period ended February 29, 2004 to $1.1 million from $0.2 million for the three month period ended February 28, 2003 due primarily to the write off of financing fees related to the $110.0 million senior notes due 2005 of $0.7 million. The remainder of the increase was due to debt financing costs capitalized for the financing of the $180.0 million senior notes and the fourth amendment of our senior secured credit facility.

     Warrant interest income decreased $87,000 to zero for the three month period ended February 29, 2004 compared to $87,000 for the same period in fiscal year 2003 due to repurchase of the Class A common stock warrants. We incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.

     We recognized a net loss of $8,000 on the sale of property, plant and equipment during the second quarter of fiscal year 2004, compared to a net gain of $20,000 recognized during the second quarter of fiscal year 2003.

     Other expenses, net, consisted primarily of foreign exchange transaction gains and losses. We recognized a gain of $0.9 million for the three month period ended February 29, 2004 compared to a gain of $0.2 million for the three month period ended February 28, 2003. The foreign exchange gain primarily related to revaluing an intercompany note payable.

     Income Tax Benefit. We recorded a benefit from income taxes of $49,000 for the three months ended February 29, 2004 due to taxable losses in certain foreign jurisdictions. The Company provided a valuation allowance against new deferred tax assets in certain foreign jurisdictions and for a portion of our domestic operations. The Company recorded a benefit from income taxes of $0.8 million for the three months ended February 28, 2003 based on its pre-tax loss.

     Net Loss. Net loss was $10.7 million in the second quarter of fiscal year 2004 as compared to a net loss of $1.1 million in the second quarter of fiscal year 2003. Moving and relocation costs, severance, loss on redemption of warrants and the duplicative interest on the senior note refinancing accounted for $5.9 million of this net loss during the three month period ended February 29, 2004.

Six Months Ended February 29, 2004 Compared to the Six Months Ended February 28, 2003

     Sales. For the first six months of fiscal year 2004, sales were $114.0 million compared to $103.1 million for the first six months of fiscal year 2003, an increase of $10.9 million, or 10.7%. The increase in sales for the first six months of fiscal 2004 compared to the same period in fiscal 2003 was mainly attributable to the acquisition of Tech Industries, which contributed sales of $12.5 million. Canada’s sales increased $2.9 million due to increased pricing and volume. China’s sales increased $1.4 million, Allied increased $0.9 million and Mexico increased $0.6 million, all due to increased volumes due to market demand. The United Kingdom increased $0.8 million due to the effect of the exchange rate to U.S. dollars, which was offset by price decreases in the United Kingdom in our high volume dairy closure as a result of competitive pricing pressures. The increases in our sales for the first six months of fiscal 2004 were offset by decreased sales in the U.S. closure operations of $6.3 million due to volume as well as price decreases. The primary reasons for these decreases were due to competitive pricing pressures; loss of customers; timing of resin change increases to contract customers; reduced sales volumes for certain higher priced and higher margin products and cold weather and severe winter storms experienced in the eastern U.S. as compared to the same period in fiscal 2003. Equipment sales decreased $1.9 million due to lower customer orders.

     Gross Profit. Gross profit decreased $2.6 million, or 12.2%, to $18.6 million for the six months ended February 29, 2004 from $21.2 million for the same period in fiscal year 2003. The margin decrease occurred primarily in the domestic closure operations and to a lesser extent in the U.K. and Mexico. Gross profit as a percentage of sales decreased to 16.3% for the six months ended February 29, 2004 from 20.6% for the six months ended February 28, 2003. The margin decrease was primarily due to the following factors: increases in resin prices as we are generally obligated to delay price increases to contract customers by forty-five to sixty days; competitive pricing pressures in the U.S. and U.K. markets; loss of customers in the U.S. market, reduced sales volumes for certain higher priced and higher margin products; and cold weather and severe winter storms that occurred in the eastern U.S. The margin decrease in Mexico was due primarily to subcontracting certain closure purchases to our U.S. facilities and the related freight charges to ship these closures from the U.S. to Mexico. This was done purposefully to take on a large new customer as stated before.

     In addition, we incurred one-time relocation and plant consolidation expenses of $1.1 million related to the move from six facilities to four facilities in our U.S. closures operations. These expenses were charged to cost of goods sold for the six month period ended February 29, 2004. In addition we also incurred one-time charges of approximately $0.5 million associated with the integration and process improvement costs at the Portola Tech International facility in Rhode Island.

     For the first six months of fiscal 2004, direct materials, labor and overhead costs represented 40.4%, 19.3% and 27.9% of sales, respectively, compared to the first six months of fiscal 2003 percentages of 37.6%, 17.0% and 28.0%, respectively. Direct material costs increased for the six month period ended February 29, 2004 compared to the six month period ended February 28, 2003 due to an increase in resin costs and lower volume and, to a lesser extent, the acquisition of Tech Industries whose products generally have a higher cost of materials as a percentage of total costs. Direct labor costs increased primarily due to the Tech Industries acquisition.

     Selling, General and Administrative Expense. For the six months ended February 29, 2004, selling, general and administrative expenses were $15.7 million, an increase of $0.5 million, or 3.4%, from $15.2 million for the same period in fiscal year 2003. As a percentage of sales, selling, general and administrative expenses were 13.7% for the six months ended February 29, 2004 compared to 14.7% for the same period in fiscal year 2003. The increase in dollars was primarily due to the inclusion of Portola Tech International’s selling, general and administrative expenses of $1.2 million after September 19, 2003. This increase was offset by a $0.7 million decrease in discretionary spending (such as travel and consulting expenses) and decreased telephone costs, e-commerce costs, commission expense, bonus expense and employee costs.

     Research and Development Expenses. Research and development expense increased $0.5 million to $2.9 million for the six month period ended February 29, 2004 as compared to $2.4 million for the same period in fiscal 2003. As a percentage of sales, research and development expense was 2.6% for the six months ended February 29, 2004 as compared to 2.3% for the same period in fiscal 2003. The increase in dollars was primarily due to the inclusion of Tech Industries’ research and development expenses of $0.5 million after September 19, 2003.

     Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer relationships) increased $0.2 million, or 44.0%, to $0.6 million for the six months ended February 29, 2004 as compared to $0.4 million for the same period in fiscal 2003. The increase was primarily due to the amortization of Tech Industries’ intangible assets acquired in September 2003 and amortization of signing bonuses.

     Restructuring. During the first six months of fiscal 2003, we announced a restructuring plan to reduce our work force and we incurred approximately $0.4 million of employee severance costs.

     During the first six months of fiscal 2004, we incurred restructuring charges of $1.9 million for employee severance costs related to the closing and relocation of our three plants in Chino and San Jose, California and Sumter, South Carolina. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The move will be fully completed during the third quarter of fiscal year 2004. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within our Company. As of February 29, 2004, approximately $0.7 million had been charged against the restructuring reserve for the employee severance costs. We expect to incur additional restructuring charges and moving costs during the third quarter of fiscal 2004. Management anticipates the reserve balance will be paid by the end of fiscal 2004.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $5.2 million to an operating loss of $2.4 million for the first six months of fiscal year 2004 as compared to operating income of $2.8 million for the first six months of fiscal year 2003 and decreased as a percentage of sales to (2.1)% in the second quarter of fiscal year 2004 as compared to 2.7% in the same period of fiscal year 2003. Moving and relocation costs, integration and process improvement costs, and severance accounted for $3.5 million that contributed to this loss during the six month period ended February 29, 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, gain or loss on the sale of property, plant and equipment, minority interest expense, equity (income) loss of unconsolidated affiliates, loss on warrant redemption and other expense, net.

     Interest expense increased $1.1 million to $7.4 million for the six month period ended February 29, 2004, as compared to $6.3 million for the six month period ended February 28, 2003. The increase in interest expense was due to the issuance of $180.0 million of senior notes due 2012 in January 2004. Due to the 30 day call notice and timing of the repurchase of the $110.0 million of senior notes due 2005, we paid approximately thirty days of duplicative interest on the $110.0 million of senior notes due 2005 and accrued 30 days of interest on the $180.0 million of senior notes due 2012. In addition, the interest expense will be $0.8 million higher per quarter due to the increase in the principal amount of outstanding senior notes from $110.0 million to $180.0 million which is partially offset by the decrease in interest rates from 10.75% to 8.25%.

     Amortization of debt financing costs increased $1.2 million for the six month period ended February 29, 2004 to $1.6 million from $0.4 million for the six month period ended February 28, 2003. We wrote off financing fees related to the $110.0 million senior notes due 2005. In addition, amortization expense increased due to debt financing costs capitalized related to the financing of the $180.0 million senior notes due 2012 and the fourth amendment of our senior secured credit facility.

     Warrant interest income decreased $11,000 to $57,000 for the six month period ended February 29, 2004 compared to $68,000 for the same period in fiscal year 2003 due to the repurchase of the Class A common stock warrants. We incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.

     We recognized a net loss of $5,000 on the sale of property, plant and equipment during the six month period ended February 29, 2004, compared to a net loss of $29,000 incurred during the same period of fiscal year 2003.

     Other expenses, net, consisted primarily of (gain) loss on foreign exchange transactions. We recognized a gain of $2.3 million for the six month period ended February 29, 2004 compared to a loss of $0.2 million for the six month period ended February 28, 2003. The foreign exchange gain related primarily to the revaluation of an intercompany note payable.

     Income Tax Benefit. We recorded a provision from income taxes of $0.7 million for the six months ended February 29, 2004 due to taxable income in certain foreign jurisdictions. The Company provided a valuation allowance against new deferred tax assets in certain foreign jurisdictions and for a portion of our domestic operations. The Company recorded a benefit from income taxes of $1.6 million for the six month period ended February 28, 2003 based on its pre-tax loss.

     Net Loss. Net loss was $11.7 million for the six month period ended February 29, 2004 compared to a net loss of $2.4 million for the same period in fiscal year 2003. Moving and relocation costs, integration and process improvement costs, severance, loss on redemption of warrants and the duplicative interest on the senior note refinancing accounted for $6.4 million of this loss during the six month period ended February 29, 2004.

Liquidity and Capital Resources

     In recent years, we have relied primarily upon cash from operations, borrowings from financial institutions and proceeds from our issuance of $180.0 million in principal amount of senior notes to finance our operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At February 29, 2004, we had cash and cash equivalents of $14.8 million, an increase of $10.5 million from August 31, 2003. Of the $14.8 million, approximately $1.5 million dollars was reserved for the repurchase of our Class A common stock warrants and approximately $7.8 million was reserved for our repurchase of our common stock in connection with our self tender offer, each as authorized under the terms of the indenture relating to the $180.0 million of senior notes due 2012. Payment for shares of our common stock in the self tender offer has been delayed until at least the fourth quarter of fiscal year 2004. Without taking into account the cash reserved for the repurchase of our Class A common stock warrants and shares of our common stock in the self tender offer, cash increased $1.2 million to $5.5 million at February 29, 2004 from $4.3 million August 31, 2004.

     Operating Activities. Cash provided by operations totaled $0.3 million for the six month period ended February 29, 2004, which represented a $6.1 million decrease from the $6.4 million provided by operations for the six months ended February 28, 2003. Net cash provided by operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) increased $22.8 million as of February 29, 2004 to $33.3 million, compared to $10.4 million as of August 31, 2003.

     Investing Activities. Cash used in investing activities was $45.3 million for the six months ended February 29, 2004, compared to $4.7 million for the six months ended February 28, 2003. In the first six months of fiscal year 2004, cash used in investing activities consisted primarily of $36.5 million for the acquisition of Tech Industries, $8.1 million for additions to property, plant and equipment and $0.7 million for intangible and other assets. In the first six months of fiscal year 2003, cash used in investing activities consisted primarily of $5.0 million for additions to property plant and equipment.

     We have retained a real estate broker to sell our manufacturing building in San Jose, California, and we have entered into a contract to sell our facility in Chino, California for a purchase price of $3.5 million. The transaction is scheduled to close in April 2004. We expect to realize a small gain on this sale during the third quarter of fiscal 2004. The proposed sales of real estate are related to the closure of these two manufacturing plants and relocation of their operations from California to Arizona during fiscal 2004. We expect to recover our investments upon the sale of these buildings. However, we cannot assure you that the San Jose building will be sold in the near future or that if sold, the selling terms will be favorable to us.

     We expect that our total capital expenditures for fiscal 2004 will be at least $16.0 million., We invested in a new facility in Arizona during our first and second quarters of fiscal 2004, and plan to add equipment in existing facilities to support new products and the transition of existing product manufacturing from other facilities. Our principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under our credit agreement. We believe that these sources will be sufficient to fund our ongoing operations and our foreseeable capital requirements.

     Financing Activities. At February 29, 2004, we had total indebtedness of $192.8 million, $180.0 million of which was attributable to our senior notes due 2012. Of the remaining indebtedness, $11.1 million was attributable to our senior secured credit facility and $0.2 million was principally comprised of capital lease obligations. In addition, our total indebtedness at February 29, 2004 included redeemable warrants with a carrying value of $1.5 million.

     On September 19, 2003, the Company entered into an amendment to its senior secured credit facility, increasing the credit facility to $54.0 million in connection with the Company’s purchase of Tech Industries, subject to a borrowing base of eligible receivables and inventory, plus net property and equipment and covenants similar to those in the amended and restated senior secured credit facility existing at February 28, 2003. An unused fee was payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding letter of credit liability, at the rate of 0.50% per annum. Interest payable was based on either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 2.75%.

     On January 23, 2004, we completed an offering of $180.0 million of senior notes that mature on February 1, 2012 and bear interest at 8.25% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest will accrue from January 23, 2004 and the first interest payment date will be August 1, 2004. The senior notes’ indenture contains covenants and provision that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

     Concurrently with the offering of $180.0 million of senior notes, on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million, maturing on January 23, 2009. The credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing tabled based on the outstanding credit facility balance.

     Our senior secured credit facility and the indenture governing our 8.25% senior notes contain a number of significant restrictions and covenants as discussed above. Adverse changes in our operating results or other adverse factors, including a significant increase in interest rates or in resin prices, a severe shortage of resin supply or a significant decrease in demand for our products, could result in our being unable to comply with the financial covenants in our senior secured credit facility. If we violate these covenants and are unable to obtain waivers from our lenders, we would be in default under these agreements and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase for cash up to 1,319,663 shares of our common stock at $5.80 per share from our stockholders of record as of March 5, 2004. The offer was to expire on April 9, 2004, at which time we would purchase all shares of our common stock that were properly tendered and not withdrawn. On March 31, 2004, we announced that the Company has extended the tender offer to purchase its common stock to at least June 21, 2004. This will defer acceptance of tenders at least through that date when the Company expects to release its third quarter financial results. We have the right to further amend the terms of the tender offer. We have $7.9 million being held in a cash investment account for the distribution.

     Cash and Cash Equivalents. At February 29, 2004, the Company had $14.8 million in cash and cash equivalents as well as borrowing capacity of approximately $13.9 million under the senior revolving credit facility, less a minimum availability requirement of $3.0 million. We are in the process of appraising our property, plant and equipment assets in the U.S., Canada and the U.K. We expect these appraisals to be completed in April 2004 at which time these assets will be included in the borrowing base of our revolving credit line, substantially increasing our borrowing capacity.

     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under the amended and restated senior secured credit facility in an amount sufficient to enable us to service our debt, including the$180.0 million of senior notes due 2012, or to fund our other liquidity needs. Further, any future acquisitions, joint ventures, arrangements or similar transactions will likely require additional capital, and we cannot assure you that this capital will be available to us.

Off-Balance Sheet Arrangements

     We currently own a 50% interest in Capsnap Europe Packaging GmbH (“CSE”). CSE currently sells five-gallon closures and bottles that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. CSE has a 50% ownership interest in Watertek, a joint venture in Turkey, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas, that will be selling our products in Greece. In addition, in 2003 CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three-year term. Our portion of the results of these joint venture operations are reflected in other (income) expense, net. See “Contractual Obligations” and Note 10 of the Notes to unaudited condensed consolidated financial statements.

Contractual Obligations

     The following sets forth our contractual obligations as of February 29, 2004:

	Payments Due by Period
		Less than 1		4 – 5	After 5
	Total	Year	1 – 3 Years	Years	Years
	(dollars in thousands)
Contractual Obligations:
Long-Term Debt, including current portion:
Senior Notes (1)	$180,000	—	—	—	$180,000
Revolver (2)	$11,060	—	—	$11,060	—
Capital Lease Obligations (3)	$249	$199	$50	—	—
Redeemable Warrants (4)	$1,453	$1,453	—	—	—
Operating Lease Obligations (5)	$33,634	$3,744	$6,194	$5,166	$18,530
Guarantees (6)	$1,381	—	$435	—	$946

(1)	On January 23, 2004, we completed an offering of $180.0 million of senior notes that mature on February 1, 2012 and bear interest at 8.25% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest will accrue from January 23, 2004 and the first interest payment date will be August 1, 2004. The indenture governing the senior notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of $180.0 million of senior notes due 2012, on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing tabled based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	As of November 30, 2004, we had two outstanding warrants, which were each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption price of the warrants was calculated based on the higher of the current market price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of senior notes, on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of Class A common stock of the Company into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon an agreed current market price per share of common stock of $5.80, minus the warrant exercise price of 60-2/3 cents for each share of Class A common stock. The aggregate warrant repurchase price was $10.7 million. We recognized a loss of $1.7 million on the transaction during the second quarter of 2004 due to having increased the deemed current market price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of Class A common stock of the Company into which the warrant was convertible at a net purchase price of $3.30 per share. This new price was based upon an agreed current market price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A common stock. The aggregate warrant repurchase price will be $1.5 million and the funds are being held in a cash equivalent investment account which will be paid May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed current market price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. In accordance with EITF Issue 00–19, the change in the fair market price of the warrants of zero and $(87,000) was recognized as interest (income) expense during the three-month periods ended February 29, 2004 and February 28, 2003, respectively, and $(57,000) and $(68,000) during the six month periods ended February 29, 2004 and February 28, 2003, respectively.

(5)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2004 is estimated to be $3.7 million.

We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.4 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.4 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 29, 2004.

In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $0.6 million in future lease payments relating to the lease as of February 29, 2004.

In June 2003, we entered into a fifteen-year lease for a new facility in Tolleson, Arizona, commencing December 1, 2003. The closure manufacturing operations in San Jose and Chino, California were relocated to the new facility during the second quarter of fiscal 2004. We have retained a real estate broker to sell the manufacturing building in San Jose, and we have entered into a contract to sell the Chino facility, which should close in April 2004 (Note 12). We expect to recovery our investments upon the sale of these buildings.

Related Party Transactions

     We incur certain related party transactions throughout the course of our business. In connection with the financing transactions related to the $180.0 million offering of our senior notes due 2012, we paid fees to JPMorgan (of which Robert Egan, one of our directors, is a senior adviser), The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), Tomlinson Zisko LLP and Timothy Tomlinson (one of our directors and a partner in the law firm), and Themistocles Michos (Vice President, General Counsel and Secretary) for services rendered. We repurchased a warrant from JPMorgan, of which we recognized a loss on the redemption. In addition, we paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to other operational matters. Mr. Tomlinson has since resigned from the Board on February 29, 2004. Related party sales consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. The related party transactions are disclosed on the face of the unaudited condensed consolidated financial statements included in this Form 10-Q. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements of our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

     Effective September 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for the three and six month periods ended February 29, 2004 and February 28, 2003.

     Effective September 1, 2002, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94–3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the three and six month periods ended February 29, 2004, we incurred restructuring charges of $1,523 and $1,866, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 7).

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on our results of operations or financial condition as there were no new guarantees or significant modifications of existing guarantees during the six month period ended February 29, 2004.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46–e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. Management is currently analyzing the impact of FIN 46 on the consolidated financial statement.

     Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three and six month periods ended February 29, 2004.

     Effective May 1, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The adoption of this statement did not have a material impact on our results of operations or financial condition.

Risk Factors

     The following risk factors, in addition to the risks described in the description of our business in our Annual Report on Form 10–K for the year ended August 31, 2003, may cause actual results to differ materially from those in any forward–looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:

Risks related to our outstanding indebtedness

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing.

     As of February 29, 2004, our total indebtedness was approximately $192.8 million. $180.0 million of this amount represented the principal amount of our 8.25% senior notes which are due in 2012; $11.1 million represented funds drawn down under our senior secured credit facility and $0.2 million was principally comprised of capital leases. In addition, our total indebtedness included redeemable warrants with a carrying value of $1.5 million. Moreover, we have a total shareholders’ deficit of $37.8 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our senior notes. Among other things, our indebtedness may:

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

     Nonetheless, we and our subsidiaries may still be able to incur substantially more debt. The terms of our senior secured credit facility and the indenture governing our 8.25% senior notes permit additional borrowings and such borrowings may be secured debt.

Our ability to service our debt and meet our cash requirements depends on many factors, some of which are beyond our control.

     Our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, such as interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all or a portion of our debt;

•	obtain additional financing;

•	sell certain of our assets or operations;

•	reduce or delay capital expenditures; or

•	revise or delay our strategic plans.

     If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments, including the indenture governing our 8.25% senior notes.

The covenants in our senior secured credit facility and the indenture governing our 8.25% senior notes impose restrictions that may limit our operating and financial flexibility.

     Our senior secured credit facility and the indenture governing our 8.25% senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to:

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

Our 8.25% senior notes are effectively subordinate to all of our secured debt, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes.

     Our 8.25% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, the senior notes are our obligations and not of any of our subsidiaries, although the indenture does require that any of our restricted subsidiaries having assets with an aggregate fair market value in excess of $0.1 million execute a guarantee in respect of the senior notes. We cannot assure you that such guarantees, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 17 of Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10-K for additional information regarding our restricted and unrestricted subsidiaries.

We may be unable to purchase our 8.25% senior notes upon a change of control.

     Upon a change of control of Portola (as defined in the indenture governing our 8.25% senior notes), each holder of senior notes will have certain rights to require us to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under our senior secured credit facility and, since indebtedness under the credit facility effectively ranks senior in priority to indebtedness under the senior notes, we would be obligated to repay indebtedness under the credit facility in advance of indebtedness under our senior notes. Our repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings which we may enter into from time to time, including agreements relating to secured indebtedness. Failure by us to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the senior secured credit facility is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facility or (ii) five business days after receipt by us of written notice of such acceleration. In the event all of the senior notes are declared due and payable, our ability to repay the senior notes would be subject to the limitations referred to above.

Risks related to our business

The integration of Portola and Tech Industries may not be successful and may adversely affect our results of operations.

     We could have difficulty integrating our and Tech Industries’ operations and could incur unanticipated disruption and expenses related to that integration. The continuing integration of Tech Industries will require a substantial amount of our management’s time to the detriment of their other duties. Our management is not experienced in the sales and marketing of CFT closures, and we will depend on the sales and marketing capabilities of Tech Industries’ management. Although most of Tech Industries’ management have agreed to continue in their current roles, we cannot assure you that they will continue to do so in the future.

     The integration of the Company and Tech Industries may take longer and be more disruptive to our business than originally anticipated. Integration may also result in unanticipated expenses, which could adversely affect our results of operations. We may not succeed in implementing new manufacturing processes at Tech Industries’ facilities at the rate anticipated, and as a result, we may not realize the expected operating efficiencies, growth opportunities and other benefits of the transaction or may realize them later than planned. Problems that may arise in connection with the integration of Tech Industries’ operations with our operations may have a material adverse impact on our business and results of operations.

     Tech Industries was a family-owned enterprise prior to its acquisition by us. We are currently in the process of integrating Tech Industries’ accounting records and systems into our own information and reporting systems. This process is time-consuming and has resulted in adjustments to Tech Industries’ historical financial statements. We filed a form 8-K/A with the SEC on February 9, 2004 amending historical financial statements of Tech Industries to adjust the amount of revenue and cost of sales previously reported on a Form 8-K/A filed with the SEC on December 4, 2003.

We may be subject to pricing pressures and credit risks due to consolidation in our customers’ industries, and we do not have long–term contracts with most of our customers.

     The dairy, water and juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years and this trend may continue. As a result, we could experience increased customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. During fiscal 2003, our top ten customers accounted for approximately 35% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us. Consolidations in the dairy and water industries had a negative impact on our gross margins during fiscal 2003 and in fiscal 2004.

     In addition, one of our major accounts consists of the Canadian and U.S. subsidiaries of the large Italian dairy company, Parmalat, representing approximately $4.3 million in sales for fiscal 2003. The parent company of these subsidiaries has recently become insolvent. We are monitoring the situation carefully and have instituted strict credit controls to manage our exposure in the event that Parmalat’s insolvency has an adverse effect on its subsidiaries. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

     We do not have firm long–term contracts covering a majority of our sales. Although customers that are not under firm contracts provide indications of their product needs and purchases on a periodic basis, they generally purchase our products on an order–by–order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business or a change in the procurement practices of any of our major customers may produce pricing pressures that could have a material adverse effect on our business, results of operations and financial condition.

We are subject to competition in our markets.

     We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. We can expect to meet significant competition from existing competitors with entrenched positions, and new competitors with respect to our existing product lines as well as with respect to new products we might introduce. We have experienced a negative impact due to competitor pricing, and this impact has accelerated during the past and current fiscal years. Further, numerous well–capitalized competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete. Additionally, from time to time, we also face direct competition from bottling companies, carton manufacturers and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources.

We are subject to the risk of changes in resin prices.

     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. Accordingly, the price effects of resin on us lag the market. In the event of a significant increase in resin prices, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts which generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins. Resin prices had a negative impact on our business during fiscal 2004 and 2003.

     We may not be able to arrange for sources of resin from our regular vendors or alternative sources in the event of an industry–wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.

The integration of future acquisitions may result in substantial costs, delays and other problems.

     We may not be able to successfully integrate future acquisitions, if any, without substantial costs, delays or other problems. Future acquisitions would require us to expend substantial managerial, operating, financial and other resources to integrate any new businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs would likely include non–recurring acquisition costs, investment banking fees, recognition of transaction–related obligations, plant closing and similar costs and various other acquisition–related costs. In addition, each transaction inherently carries an unavoidable level of risk regarding the actual condition of the acquired business, regardless of the investigation we may conduct beforehand. Until we assume operating control of such businesses, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities. If and when we acquire a business, we would likely be subject to risks including:

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

     We believe that growth has slowed in the domestic markets for our traditional beverage products and that, in order to increase our sales, we must continue to develop new products in the markets we currently serve and new products in different markets, to make acquisitions and to expand in our international markets. Developing new products, expanding into new markets and identifying and completing acquisitions will require a substantial investment and involve additional risks. We cannot assure you that our efforts to achieve such development and expansion or to identify and complete potential acquisitions will be successful. Expansion poses risks and potential adverse effects on our operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. We may be unsuccessful in making acquisitions because of competition for acquisition candidates, which could result in fewer opportunities and higher acquisition prices. Moreover, as described above, our debt instruments impose significant restrictions under certain circumstances on our ability to make investments in or acquire other companies.

Difficulties presented by non–U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.

     Approximately 43% of our sales for fiscal 2003 were derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our United States sales. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:

•	difficulty in managing and operating such operations because of distance, and, in some cases, language and cultural differences;

•	fluctuations in the value of the U.S. dollar that could increase or decrease the effective price of our products sold in U.S. dollars and might have a material adverse effect on sales or costs, require us to raise or lower our prices or affect our reported sales or margins in respect of sales conducted in foreign currencies;

•	difficulty entering new international markets due to greater regulatory barriers than those of the United States and differing political systems;

•	increased costs due to domestic and foreign customs and tariffs, adverse tax legislation, imposition or increases of withholding and other taxes on remittances and other payments by subsidiaries;

•	credit risk or financial condition of local customers and distributors;

•	potential difficulties in staffing and labor disputes;

•	risk of nationalization of private enterprises;

•	government embargoes or foreign trade restrictions such as anti–dumping duties;

•	increased costs of transportation or shipping;

•	ability to obtain supplies from foreign vendors and ship products internationally during times of crisis or otherwise;

•	difficulties in protecting intellectual property;

•	increased worldwide hostilities;

•	potential imposition of restrictions on investments; and

•	local political, economic and social conditions such as hyper–inflationary conditions and political instability.

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

     Weather conditions around the world can have a significant impact on our sales. Unusually cool temperatures during a hot weather season in one or more of our markets have, and could again adversely affect sales of our products in those markets.

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

     We rely on a combination of patents and trademarks, licensing agreements and unpatented proprietary know–how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know–how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure you that our competitors will not independently develop equivalent or superior know–how, trade secrets or production methods.

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

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the Blackhawk patent is invalid. Discovery is in an early stage. While we believe that we have substantial defenses in this matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result could result in our sustaining material damages.

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

     The laws of certain countries in which our products or technology are or may be licensed may not protect our intellectual property rights to the same extent as the laws of the United States. The protection offered by the patent laws of foreign countries may be less protective than the United States patent laws.

Defects in our products could result in litigation and harm our reputation.

     Many of our products are used to cap beverage and food products. From time to time in the past, we and other producers of similar products have received complaints from customers and end–consumers claiming that such products might cause or almost caused injury to the end–consumer. In some instances, such claims have alleged defects in manufacture or faulty design of our closures. In the event an end–consumer suffers a harmful accident, we could incur substantial costs in responding to complaints or litigation. Further, if any of our products were found to be defective, we could incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation.

Our customers’ products could be contaminated through tampering, which could harm our reputation and business.

     Terrorist activities could result in contamination or adulteration of our customers’ products, as our products are tamper resistant but not tamper proof. We cannot assure you that a disgruntled employee or third party could not introduce an infectious substance into packages of our finished products, either at our manufacturing plants or during shipment of our products. Were our products or our customers’ products to be tampered with in a manner not readily capable of detection, we could experience a material adverse effect to our reputation, business, operations and financial condition.

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

     We are subject to federal, state, local and foreign environmental and health and safety laws and regulations that could result in liability, affect ongoing operations and increase capital costs and operating expenses in order to maintain compliance with such requirements. Some of these laws and regulations provide for strict and joint and several liability regarding contaminated sites. Such sites may include properties currently or formerly owned or operated by us and properties to which we disposed of, or arranged to dispose of, wastes or hazardous substances. Based on the information presently known to us, we do not expect environmental costs or contingencies to have a material adverse effect on us. We may, however, be affected by hazards or other conditions presently unknown to us. In addition, we may become subject to new requirements pursuant to evolving environmental, and health and safety, laws and regulations. Accordingly, we cannot assure you that we will not incur material environmental costs or liabilities in the future.

We depend upon key personnel.

     We believe that our future success depends upon the knowledge, ability and experience of our personnel. The loss of key personnel responsible for managing Portola or for advancing our product development could adversely affect our business and financial condition.

We are controlled by Jack L. Watts, the Chairman of our Board of Directors and Chief Executive Officer, and JPMorgan Partners 23A, an affiliate of J.P. Morgan Securities Inc., and their interests may conflict with those of our other security holders.

     Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Officer), and JPMorgan Partners 23A (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers) own a majority of our common stock. Robert Egan, a member of our Board of Directors is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of JP Morgan Partners 23A. The interests of Mr. Watts, Mr. Egan and JPMorgan Partners 23A may not in all cases be aligned with your interests. There is only one independent director (as defined under the federal securities laws) on our Board of Directors and, as a result, our Board of Directors, Audit Committee and Compensation Committee have not met, and do not meet, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange, when they have considered numerous issues of importance to us. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk exposure involves forward–looking statements. Actual results could differ materially from those projected in any forward–looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which was disclosed in our most recent Annual Report on Form 10-K.

Interest Rate Sensitivity

     We are exposed to market risk from changes in interest rates on long–term debt obligations and we manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and six month periods ended February 29, 2004, we realized a gain of $1.3 million and $2.3 million, respectively, arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for the three and six month periods ended February 29, 2004. One United States customer accounted for 10% of sales for the three and six month periods ended February 28, 2003 and owed us $1.4 million as of February 28, 2003. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Factors.”

Resin Price Sensitivity

     The majority of our products are molded from various plastic resins, which comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the second and third quarters of fiscal 2003, we were subject to continuing increases in resin prices. In the past, we generally have been able to eventually pass on increases in resin prices directly to our customers over a period of time. Resin price increases incurred during fiscal 2003 were both significant and frequent. Consequently, we had abnormal difficulties in passing on all of the resin increases to certain customers within periods of time that had been acceptable in the past. Continuing significant increases in resin prices coupled with an inability to promptly pass such increases on to customers promptly have had an adverse impact on our margins in fiscal 2004, and could continue to have further material adverse impact on us. We experienced a loss in margin due to the impact of the resin price increases during fiscal 2003 and fiscal 2004. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

     During the three and six month periods ended February 29, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Portola have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.01	Indenture dated as of January 23, 2004, by and among Portola Packaging, Inc., certain of its subsidiaries (the “Subsidiary Guarantors”), and U.S. Bank National Association, as trustee, relating to 8 ¼% Senior Notes due 2012 (including form of Note)

10.02	Registration Rights Agreement dated as of January 23, 2004, by and among Portola Packaging, Inc., the Subsidiary Guarantors and the initial Purchasers listed therein

10.03	Fourth Amended and Restated Credit Agreement dated as of January 16, 2004, by and among Portola Packaging, Inc. and General Electric Capital Corporation, as agent

31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b) Reports on Form 8-K

On December 4, 2003 and February 9, 2004, we filed Current Reports on 8-K under Item 2 to provide certain financial information with respect to our acquisition of Tech Industries Inc.

On February 6, 2004, we filed a Current Report on 8-K under Item to file two press releases related to our offering of $180.0 million of 8.25% senior notes due 2012.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)
Date: April 9, 2004	/s/ Dennis L. Berg
Dennis L. Berg
Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.01	Indenture dated as of January 23, 2004, by and among Portola Packaging, Inc., certain of its subsidiaries (the “Subsidiary Guarantors”), and U.S. Bank National Association, as trustee, relating to 8 ¼% Senior Notes due 2012 (including form of Note)

10.02	Registration Rights Agreement dated as of January 23, 2004, by and among Portola Packaging, Inc., the Subsidiary Guarantors and the initial Purchasers listed therein

10.03	Fourth Amended and Restated Credit Agreement dated as of January 16, 2004, by and among Portola Packaging, Inc. and General Electric Capital Corporation, as agent

31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Dennis L. Berg, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002