Form 10-Q
period 2004-05-31
PORTOLA PACKAGING INC
filed 2004-07-15
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ]   NO [X*].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ]  NO [X].

At June 30, 2004, the Registrant had outstanding 11,907,753 shares of its Common Stock, $.001 par value, consisting of 2,134,992 shares of nonvoting Class A Common Stock and 9,772,761 shares of voting Class B Common Stock, Series 1 and 2 combined.

* The Registrant is not subject to the reporting requirements of the Securities Exchange Act of 1934, but voluntarily files annual, quarterly and current reports with the Commission to fulfill its obligations under the indenture related to its 81/4% Senior Notes due 2012 issued in January 2004.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

Trademark acknowledgments:

     Cap Snap®, Portola Packaging®, Tech Industries, Inc and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10–Q.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31,	August 31,
	2004	2003
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,363	$4,292
Accounts receivable, net (including $2,138 and $2,125 due from an affiliate as of May 31, 2004 and August 31, 2003, respectively)	30,592	28,948
Inventories	17,686	11,306
Other current assets	3,970	3,309
Deferred income taxes	1,374	1,363

Total current assets	63,985	49,218
Property, plant and equipment, net	81,483	66,004
Goodwill	20,519	10,468
Patents, net	2,153	2,548
Debt financing costs, net (including $4,950 paid to JPMorgan Securities, Inc., $1,105 paid to The Breckenridge Group, $338 paid to Tomlinson Zisko LLP, $69 paid to Themistocles Michos and $30 paid to Tim Tomlinson during fiscal 2004)	9,691	1,585
Trademarks, net	5,000	40
Customer relationships, net	2,509	—
Covenants not-to-compete and other intangible assets, net	1,305	448
Other assets, net	2,262	2,462

Total assets	$188,907	$132,773

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$141	$287
Current portion of redeemable warrants to purchase Class A Common Stock	—	9,025
Accounts payable	19,185	15,291
Accrued liabilities	7,299	6,457
Accrued compensation	4,083	2,781
Accrued interest	5,239	4,928

Total current liabilities	35,947	38,769
Long-term debt, less current portion	193,171	116,646
Redeemable warrants to purchase Class A Common Stock	—	1,277
Deferred income taxes	1,888	1,848
Other long-term obligations	168	385

Total liabilities	231,174	158,925

Minority interest	17	47

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,603 shares in 2004 and 8,600 in 2003	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,593	6,582
Notes receivable from shareholders	—	(161)
Accumulated other comprehensive loss	(1,949)	(1,882)
Accumulated deficit	(46,939)	(30,749)

Total shareholders’ equity (deficit)	(42,284)	(26,199)

Total liabilities, minority interest and shareholders’ equity (deficit)	$188,907	$132,773

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Nine
	Months Ended		Months Ended
	5/31/04	5/31/03	5/31/04	5/31/03
Sales (including sales to an affiliate of $3,142 and $2,034 for the three-month periods ended May 31, 2004 and 2003, respectively and $7,728 and $5,476 for the nine-month periods ended May 31, 2004 and 2003, respectively)	$62,281	$53,751	$176,328	$156,813
Cost of sales	50,734	41,814	146,149	123,804

Gross profit	11,547	11,937	30,179	33,009

Selling, general and administrative (including $33 and $27 in legal fees and expenses incurred from Tomlinson Zisko LLP and $68 and $66 in legal expenses incurred from Themistocles Michos for the three-month periods ended May 31, 2004 and 2003, respectively, and including $178 and $193 in legal fees and expenses incurred from Tomlinson Zisko LLP, $183 and $182 in legal expenses incurred from Themistocles Michos and $31 and $7 in investment advisory costs from The Breckenridge Group for the nine-month periods ended May 31, 2004 and 2003, respectively)	7,605	6,624	23,269	21,780
Research and development	1,725	1,287	4,651	3,702
Amortization of intangibles	318	232	940	663
Restructuring costs	1,624	—	3,490	405

	11,272	8,143	32,350	26,550

(Loss) income from operations	275	3,794	(2,171)	6,459

Other (income) expense:
Interest income	(115)	(11)	(139)	(42)
Interest expense	4,232	3,149	11,642	9,418
Warrant interest income	—	(36)	(57)	(104)
Amortization of debt financing costs	469	182	2,029	555
Loss (gain) from sale of property, plant and equipment	(1,029)	3	(1,024)	32
Loss on warrant redemption	—	—	1,867	—
Foreign currency transaction (gain) loss	694	(908)	(1,561)	(789)
Other (income) expense, net	(158)	7	(122)	(38)

	4,093	2,386	12,635	9,032

(Loss) income before income taxes	(3,818)	1,408	(14,806)	(2,573)
Income tax (benefit) expense	642	1,436	1,384	(137)

Net loss	$(4,460)	$(28)	$(16,190)	$(2,436)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	5/31/04	5/31/03
Cash flows provided by operating activities:	$2,846	$9,386

Cash flows from investing activities:
Additions to property, plant and equipment	(16,898)	(8,546)
Proceeds from sale of property, plant and equipment	3,471	80
Payment for Tech Industries, Inc.	(35,894)	—
Payment of transaction costs for Tech Industries, Inc.	(633)	—
Additions to intangible assets	(1,343)	—
Increase in other assets, net	(557)	(274)

Net cash used in investing activities	(51,854)	(8,740)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	180,000	—
Payments of Senior Notes due 2005	(110,000)	—
Payments for warrant redemption ($10,659 paid to JPMorgan Partners)	(12,112)	—
Payments of debt issuance costs (including $4,950 paid to JPMorgan, $1,105 paid to The Breckenridge Group, $338 paid to Tomlinson Zisko LLP, $69 paid to Themistocles Michos and $30 paid to Tim Tomlinson)	(9,300)	—
Borrowings under revolver, net	6,549	138
Repayments under long-term debt obligations, net	(373)	(162)
Payments on other long-term obligations	(62)	(63)
Decrease in shareholder note	104	—
Distributions to minority owners	(57)	(59)
Issuance of common stock through employee stock purchase program	11	—

Net cash provided by (used in) financing activities	54,760	(146)

Effect of exchange rate changes on cash	319	90

Increase in cash and cash equivalents	6,071	590
Cash and cash equivalents at beginning of period	4,292	4,566

Cash and cash equivalents at end of period	$10,363	$5,156

Supplemental non-cash investing activity:
Liabilities assumed in Tech Industries acquisition	$2,513	—

Debt forgiveness on shareholders note	$57	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)

1. Basis of Presentation and Accounting Policies:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI” or “we”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on December 12, 2003. The August 31, 2003 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2004.

     As of May 31, 2004, we had three stock option plans, which are described in Note 11 of notes to our audited consolidated financial statements contained in our most recent Form 10-K. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” No compensation expense has been recognized for our stock plans since the options were issued at fair market value or greater. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the three- and nine-month periods ended May 31, 2004 and May 31, 2003 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	5/31/04	5/31/03	5/31/04	5/31/03
Net loss as reported	$(4,460)	$(28)	$(16,190)	$(2,436)
Net loss — pro forma	$(4,460)	$(51)	$(16,220)	$(2,533)

     These results are not necessarily representative of the effects on reported net (loss) income for future years.

2. Recent Accounting Pronouncements:

     Effective September 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for the three- and nine-month periods ended May 31, 2004 and May 31, 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     Effective September 1, 2002, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94 — 3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94 — 3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the three- and nine-month periods ended May 31, 2004, we incurred restructuring charges of $1,624 and $3,490, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 7).

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on our results of operations or financial condition, as there were no new guarantees or significant modifications of existing guarantees during the three- and nine-month periods ended May 31, 2004.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46 — e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending by December 15, 2004. Management is currently analyzing the impact of FIN 46 on the Company’s consolidated financial statements.

     Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three- and nine-month periods ended May 31, 2004.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

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

4. Acquisitions:

     In March 2004, we purchased certain machinery and equipment for production of dairy closures, together with certain inventory, accounts receivable, and other assets, from a producer of 38mm plastic closures for the dairy market in the United Kingdom. The purchase price was approximately $4,117 using a U.S. dollar to British pound exchange rate of 1.83. This machinery and equipment are expected to be utilized in the U.K. and other Portola facilities outside of the U.K. The seller subsequently ceased production of 38mm dairy closures for the U.K. market.

     On September 19, 2003, we acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in concurrent transactions, Tech Industries, Inc. acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively “Tech Industries”). We paid cash of approximately $35,663 from borrowings under our credit facility to purchase Tech Industries. A final working capital adjustment of $231 was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the cosmetics, fragrance and toiletry (“CFT”) industries. Tech Industries is a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the indenture relating to our 8-1/4% Senior Notes due 2012 and senior secured credit facility (Note 10).

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
(in thousands, except share and per share data and percentages)

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

     The following presents unaudited pro forma information assuming that the Tech Industries acquisition had occurred at the beginning of the nine-month period ended May 31, 2004 and the three- and nine-month periods ended May 31, 2003:

	For the Three	For the Nine
	Months Ended	Months Ended
	5/31/03	5/31/04	5/31/03
Pro forma sales	$62,529	$178,431	$182,760
Pro forma net loss	$(140)	$(15,665)	$(3,004)

     On September 19, 2003, we entered into an amendment to our amended and restated senior secured credit facility, increasing the availability under the credit facility to $54,000 in connection with our purchase of Tech Industries, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003 (Note 10).

5. Other Comprehensive (Loss) Income:

     Other comprehensive (loss) income consisted of cumulative foreign currency translation adjustments of $(177) and $918 for the three-month periods ended May 31, 2004 and May 31, 2003, respectively, and $(67) and $1,177 for the nine-month periods ended May 31, 2004 and May 31, 2003 respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

6. Segment Information:

     Our reportable operating businesses are organized primarily by geographic region. The United Kingdom, Canada and Mexico produce both closure and bottle product lines. The United States produces closure products and CFT jars. China produces closure products and also manufactures plastic parts for the high-tech industry. We evaluate the performance of, and allocate resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses. Certain Company businesses and activities, including the equipment division and our operating subsidiary Portola Allied Tool, Inc., do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by us as a whole.

     The table below presents information about reported segments for the three- and nine-month periods ended May 31, 2004 and May 31, 2003, respectively:

	For the Three		For the Nine
	Months Ended		Months Ended
	5/31/04	5/31/03	5/31/04	5/31/03
Revenues:
United States — Closures and Corporate	$25,885	$27,979	$77,597	$86,501
United States — CFT	7,630	—	20,092	—
Canada	8,717	8,123	25,271	21,749
United Kingdom	11,073	9,514	28,754	26,385
Mexico	4,490	3,970	11,839	10,746
China	1,463	725	3,888	1,794
Other	3,023	3,440	8,887	9,638

Total consolidated	$62,281	$53,751	$176,328	$156,813

	For the Three		For the Nine
	Months Ended		Months Ended
	5/31/04	5/31/03	5/31/04	5/31/03
EBITDA:
United States — Closures and Corporate	$1,137	$3,923	$2,221	$9,458
United States — CFT	1,268	—	1,837	—
Canada	1,036	1,952	3,319	3,268
United Kingdom	2,002	2,515	4,541	6,446
Mexico	152	777	382	1,581
China	297	42	815	87
Other	(295)	153	(712)	(74)

Total consolidated	$5,597	$9,362	$12,403	$20,766

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     Inter-segment revenues totaling $3,488 and $2,573 have been eliminated from the totals presented above for the three-month periods ended May 31, 2004 and May 31, 2003, respectively, and $9,121 and $7,264 for the nine-month periods ended May 31, 2004 and May 31, 2003, respectively.

     There were no customer sales that accounted for more than 10% of sales for the three- and nine-month periods ended May 31, 2004 and 2003, respectively.

     The table below presents a reconciliation of income (loss) to total EBITDA for the three- and nine-month periods ended May 31, 2004 and May 31, 2003, respectively:

	United States -	United
For the Nine Months	Closures &	States -		United
Ended May 31, 2004	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(16,972)	$(923)	$1,587	$972	$(388)	$560	$(1,026)
Add:
Interest expense	9,061	1,691	155	525	109	37	64
Tax (benefit) expense	(414)	—	602	992	204	—	—
Depreciation and amortization	8,532	1,069	960	2,052	457	218	250
Amortization of debt financing costs	2,014	—	15	—	—	—	—

EBITDA	$2,221	$1,837	$3,319	$4,541	$382	$815	$(712)

	United States -	United
For the Nine Months	Closures &	States -		United
Ended May 31, 2003	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(6,913)	$—	$1,301	$2,841	$939	$(232)	$(372)
Add:
Interest expense	8,854	—	273	153	75	46	17
Tax (benefit) expense	(2,451)	—	773	1,419	122	—	—
Depreciation and amortization	9,426	—	908	2,033	445	273	281
Amortization of debt financing costs	542	—	13	—	—	—	—

EBITDA	$9,458	$—	$3,268	$6,446	$1,581	$87	$(74)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	United States -	United
For the Three Months	Closures &	States -		United
Ended May 31, 2004	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(5,857)	$275	$669	$709	$(63)	$210	$(403)
Add:
Interest expense	3,285	610	59	190	43	14	31
Tax (benefit) expense	281	—	(13)	347	27	—	—
Depreciation and amortization	2,964	383	316	756	145	73	77
Amortization of debt financing costs	464	—	5	—	—	—	—

EBITDA	$1,137	$1,268	$1,036	$2,002	$152	$297	$(295)

	United States -	United
For the Three Months	Closures &	States -		United
Ended May 31, 2003	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(2,839)	$—	$1,030	$1,329	$437	$(40)	$55
Add:
Interest expense	2,995	—	74	30	29	15	6
Tax (benefit) expense	250	—	535	508	143	—	—
Depreciation and amortization	3,340	—	308	648	168	67	92
Amortization of debt financing costs	177	—	5	—	—	—	—

EBITDA	$3,923	$—	$1,952	$2,515	$777	$42	$153

7. Restructuring:

     The Company incurred restructuring costs of $1,624 and $3,490 in the third quarter and first nine months of fiscal 2004, respectively, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At May 31, 2004, accrued restructuring costs amounted to $1,985 for employee severance costs. Management anticipates the majority of the accrual balance will be paid within the next twelve months. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. During the third quarter of fiscal 2004, the Company completed the sale of its manufacturing facility in Chino, California at a net sales price of $3,300 and recognized a gain of $1,000. In July 2004 the Company also completed the sale of its manufacturing facility in San Jose, California at a net sales price of approximately $3,200 and will recognize a gain of approximately $600 in the fourth quarter of fiscal 2004. The operations from the South Carolina plant have been relocated primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within the Company.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

8. Inventories:

     As of May 31, 2004 and August 31, 2003, inventories consisted of the following:

	May 31,	August 31,
	2004	2003
		(audited)
Raw materials	$8,091	$5,785
Work in process	865	528
Finished goods	8,730	4,993

	$17,686	$11,306

     The inventories as of May 31, 2004 include inventory of Tech Industries of $4,375.

9. Goodwill and Intangible Assets:

     As of May 31, 2004 and August 31, 2003, goodwill and accumulated amortization by segment category (see Note 6) consisted of the following:

	May 31, 2004		August 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States — Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,140	—	—	—
Canada	4,553	(1,268)	4,437	(1,239)
United Kingdom	824	—	—	—
Mexico	3,801	(2,534)	3,801	(2,534)
China	392	(392)	392	(392)
Other	449	(364)	449	(364)

Total consolidated	$31,744	$(11,225)	$21,664	$(11,196)

     The change in the gross carrying amounts and accumulated amortization for Canada from August 31, 2003 to May 31, 2004 was due to foreign currency translation. The addition of goodwill in the United Kingdom relates to certain assets purchased from another manufacturer of plastic closures in the United Kingdom. We have not recognized any impairment losses for the three- and nine-month periods ended May 31, 2004 and May 31, 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     The components of our intangible assets are as follows:

	May 31, 2004		August 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Patents	$9,660	$(7,507)	$9,620	$(7,072)
Debt financing costs	11,206	(1,515)	6,085	(4,500)
Trademarks	5,360	(360)	360	(320)
Customer relationships	2,600	(91)	—	—
Covenants not-to-compete	829	(363)	455	(243)
Technology	550	(206)	150	(75)
Other	708	(213)	251	(90)

Total consolidated	$30,913	$(10,255)	$16,921	$(12,300)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt financing costs, for the nine-month periods ended May 31, 2004 and May 31, 2003 was $2,969 and $1,218, respectively. Amortization expense is estimated to be $4,070 for fiscal 2004, $3,002 in fiscal 2005, $2,604 in fiscal 2006, $2,322 in fiscal 2007, $1,840 in fiscal 2008, $1,361 in fiscal 2009 and $4,428 in the remaining years thereafter.

10. Debt:

Debt:

	May 31,	August 31,
	2004	2003
Senior notes	$180,000	$110,000
Senior revolving credit facility	13,109	6,561
Capital lease obligations	105	302
Other	98	70

	193,312	116,933
Less: Current portion long-term debt	(141)	(287)

	$193,171	$116,646

Senior Notes:

     On October 2, 1995, we completed an offering of $110,000 of 10.75% senior notes that were due October 1, 2005. Interest payments of approximately $5,913 were paid semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. We redeemed all of these senior notes in February 2004.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     On January 23, 2004, we completed an offering of $180,000 of senior notes that mature on February 1, 2012 and bear interest at 8.25% per annum. Interest payments of approximately $7,425 are due semi-annually on February 1 and August 1 of each year. Interest has accrued from January 23, 2004 and the first interest payment date will be August 1, 2004. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

     The following table sets forth the uses of funds in connection with the $180,000 offering:

Redemption of 10.75% senior notes due 2005	$110,000
Payment of accrued interest on 10.75% senior notes due 2005	4,664
Pay down of senior secured credit facility	36,729

Warrant redemption and distribution on February 23, 2004	10,659
Warrant redemption and distribution on May 4, 2004	1,453
Potential stock tender and distribution to be paid on or after August 23, 2004 (Note 14)	7,888

Total warrant redemption and distribution	20,000
Transaction fees and expenses for senior notes and credit facility	8,607

$180,000

Senior Revolving Credit Facility:

     Concurrently with the offering of $110,000 of our 10.75% senior notes in October 1995, we entered into a five-year senior revolving credit facility of up to $35,000. On September 29, 2000, the Company entered into a new four-year amended and restated senior secured credit facility for operating purposes in the amount of $50,000 subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which served as collateral for the line. The credit facility, which was due to expire on August 31, 2004, contained covenants and provisions that restricted, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee was payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.35% per annum. In addition, interest payable was based on either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.25% determined by a pricing table based on total indebtedness to EBITDA. At August 31, 2003, the Bank Prime Loan rate and the LIBOR Loan rate were 4.00% and 1.12%, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     On September 19, 2003, we entered into a consent and first amendment to the amended and restated senior secured credit facility in connection with the Company’s stock purchase of Tech Industries, Inc., increasing the amount available under the credit facility to $54,000, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. An unused fee was payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. Interest payable was based on either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 2.75%.

     Concurrently with the offering of $180,000 of our 81/4% senior notes on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. We entered into a further amendment to this senior secured credit facility on May 21, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing tabled based on the outstanding credit facility balance.

Aggregate Maturities of Long-Term Debt:

     The aggregate maturities of long-term debt as of May 31, 2004 were as follows:

Periods Ending May 31,
2005	$141
2006	56
2007	6
2008	—
2009	13,109
Thereafter	180,000

$193,312

11. Commitments and Contingencies:

Legal:

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division, in which Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the patent is invalid. Discovery is in an early stage. The Court held a hearing on claim construction at the end of May 2004, but has not rendered a decision. While we believe that we have substantial defenses in the matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

     In the normal course of business, except for the Blackhawk litigation mentioned above, we are subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions will not have a material adverse effect on our financial position.

Commitments and Contingencies:

     The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $345 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by our United Kingdom operating subsidiary and our joint venture partner in CSE. We also extended the expiration date of a letter of credit in February 2004, that now expires February 2007, and that guarantees a loan of $428 for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2004.

     In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $600 in future lease payments relating to this lease as of May 31, 2004. In April 2004, we amended the lease of our Mexican building to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and has a targeted completion date of September 1, 2004 at which time the amended lease will become effective. At the time the expansion is completed we will guarantee approximately $200 in additional future lease payments related to the amended lease.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

12. Supplemental Condensed Consolidated Financial Statements:

     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 81/4% Senior Notes due 2012 (the outstanding notes). The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of senior notes. The Company anticipates exchanging the outstanding notes for registered exchange notes that have substantially the same terms in the fourth quarter of fiscal 2004. The exchange notes will have the following guarantors, all of which are wholly owned subsidiaries of the Company and which have provided guarantees that are full and unconditional and for which they are jointly and severably liable. Portola Allied Tool, Inc.; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Tech Industries, Inc. In the registration statement filed in connection with the exchange offer, the Company has supplied the following financial information for the above guarantor subsidiaries:

Supplemental Condensed Consolidated Balance Sheet
August 31, 2003

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$496	$2,871	$925	$—	$4,292
Accounts receivable, net	15,352	13,701	945	(1,050)	28,948
Inventories	6,247	4,655	404	—	11,306
Other current assets	3,734	478	460	—	4,672

Total current assets	25,829	21,705	2,734	(1,050)	49,218
Property, plant and equipment, net	46,785	16,952	2,267	—	66,004
Goodwill	5,917	4,551	—	—	10,468
Debt financing costs	1,548	37	—	—	1,585
Investment in subsidiaries	18,772	13,202	896	70	32,940
Common stock of subsidiary	(1,267)	(26,313)	(4,457)	—	(32,037)
Other assets	4,506	59	30	—	4,595

Total assets	$102,090	$30,193	$1,470	$(980)	$132,773

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of redeemable warrants to purchase Class A Common Stock	$9,025	$—	$—	$—	$9,025
Accounts payable	6,872	8,951	518	(1,050)	15,291
Intercompany (receivable) payable	(23,986)	21,404	2,582	—	—
Other current liabilities	10,098	3,603	752	—	14,453

Total current liabilities	2,009	33,958	3,852	(1,050)	38,769
Long-term debt, less current portion	116,612	—	34	—	116,646
Other long-term obligations	3,337	173	(442)	489	3,557

Total liabilities	121,958	34,131	3,444	(561)	158,972
Other equity (deficit)	7,224	(372)	(838)	(1,464)	4,550
Accumulated deficit	(27,092)	(3,566)	(1,136)	1,045	(30,749)

Total shareholders’ equity (deficit)	(19,868)	(3,938)	(1,974)	(419)	(26,199)

Total liabilities and equity (deficit)	$102,090	$30,193	$1,470	$(980)	$132,773

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Balance Sheet
May 31, 2004

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,786	$1,809	$768	$—	$10,363
Accounts receivable, net	15,510	16,078	1,874	(2,870)	30,592
Inventories	6,472	10,485	729	—	17,686
Other current assets	3,436	1,311	597	—	5,344

Total current assets	33,204	29,683	3,968	(2,870)	63,985
Property, plant and equipment, net	43,935	34,309	3,239	—	81,483
Goodwill	5,917	14,602	—	—	20,519
Debt financing costs	9,667	24	—	—	9,691
Investment in subsidiaries	18,772	13,202	1,069	70	33,113
Common stock of subsidiary	(1,267)	(26,313)	(4,457)	—	(32,037)
Other assets	3,913	8,209	31	—	12,153

Total assets	$114,141	$73,716	$3,850	$(2,800)	$188,907

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,973	$14,338	$744	$(2,870)	$19,185
Intercompany (receivable) payable	(62,729)	58,109	4,620	—	—
Other current liabilities	11,914	3,736	1,126	(14)	16,762

Total current liabilities	(43,842)	76,183	6,490	(2,884)	35,947
Long-term debt, less current portion	193,120	—	51	—	193,171
Other long-term obligations	1,972	84	(499)	516	2,073

Total liabilities	151,250	76,267	6,042	(2,368)	231,191
Other equity (deficit)	7,448	(463)	(866)	(1,464)	4,655
Accumulated deficit	(44,557)	(2,088)	(1,326)	1,032	(46,939)

Total shareholders’ equity (deficit)	(37,109)	(2,551)	(2,192)	(432)	(42,284)

Total liabilities and equity (deficit)	$114,141	$73,716	$3,850	$(2,800)	$188,907

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Nine-Month Period Ended
May 31, 2004

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$89,407	$89,696	$6,346	$(9,121)	$176,328
Cost of sales	74,343	75,429	4,051	(7,674)	146,149

Gross profit	15,064	14,267	2,295	(1,447)	30,179
Selling, general and administrative	16,215	6,042	2,459	(1,447)	23,269
Research and development	3,405	1,172	74	—	4,651
Amortization of intangibles	738	215	—	(13)	940
Restructuring costs	3,047	443	—	—	3,490

(Loss) income from operations	(8,341)	6,395	(238)	13	(2,171)
Interest income	(134)	(8)	3	—	(139)
Interest expense	11,611	29	2	—	11,642
Warrant interest income	(57)	—	—	—	(57)
Amortization of debt financing costs	2,014	15	—	—	2,029
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(1,958)	395	2	—	(1,561)
Intercompany interest (income) expense	(2,552)	2,452	100	—	—
Other (income) expense, net	(1,254)	237	(155)	26	(1,146)

(Loss) income before income taxes	(17,878)	3,275	(190)	(13)	(14,806)
Income tax (benefit) expense	(415)	1,799	—	—	1,384

Net (loss) income	$(17,463)	$1,476	$(190)	$(13)	$(16,190)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Nine-Month Period Ended
May 31, 2003

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$98,481	$61,722	$3,874	$(7,264)	$156,813
Cost of sales	77,333	50,037	1,608	(5,174)	123,804

Gross profit	21,148	11,685	2,266	(2,090)	33,009
Selling, general and administrative	17,627	3,897	2,346	(2,090)	21,780
Research and development	3,547	155	—	—	3,702
Amortization of intangibles	660	3	—	—	663
Restructuring costs	398	7	—	—	405

(Loss) income from operations	(1,084)	7,623	(80)	—	6,459
Interest income	(17)	(21)	(4)	—	(42)
Interest expense	9,399	12	7	—	9,418
Warrant interest income	(104)	—	—	—	(104)
Amortization of debt financing costs	542	13	—	—	555
Foreign currency transaction (gain) loss	—	(790)	1	—	(789)
Intercompany interest (income) expense	(545)	489	56	—	—
Other (income) expense, net	(433)	497	(119)	49	(6)

(Loss) income before income taxes	(9,926)	7,423	(21)	(49)	(2,573)
Income tax (benefit) expense	(2,537)	2,400	—	—	(137)

Net (loss) income	$(7,389)	$5,023	$(21)	$(49)	$(2,436)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
May 31, 2004

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$30,492	$32,995	$2,282	$(3,488)	$62,281
Cost of sales	25,404	26,844	1,563	(3,077)	50,734

Gross profit	5,088	6,151	719	(411)	11,547
Selling, general and administrative	5,196	1,997	823	(411)	7,605
Research and development	1,252	446	27	—	1,725
Amortization of intangibles	246	85	—	(13)	318
Restructuring costs	1,415	209	—	—	1,624

(Loss) income from operations	(3,021)	3,414	(131)	13	275
Interest income	(112)	(2)	(1)	—	(115)
Interest expense	4,215	17	—	—	4,232
Amortization of debt financing costs	464	5	—	—	469
Foreign currency transaction loss	297	396	1	—	694
Intercompany interest (income) expense	(930)	885	45	—	—
Other (income) expense, net	(1,163)	135	(158)	(1)	(1,187)

(Loss) income before income taxes	(5,792)	1,978	(18)	14	(3,818)
Income tax (benefit) expense	280	362	—	—	642

Net (loss) income	$(6,072)	$1,616	$(18)	$14	$(4,460)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
May 31, 2003

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$32,125	$22,754	$1,445	$(2,573)	$53,751
Cost of sales	25,314	17,757	610	(1,867)	41,814

Gross profit	6,811	4,997	835	(706)	11,937
Selling, general and administrative	4,984	1,482	863	(705)	6,624
Research and development	1,235	52	—	—	1,287
Amortization of intangibles	231	1	—	—	232
Restructuring (gains) costs	(7)	7	—	—	—

(Loss) income from operations	368	3,455	(28)	(1)	3,794
Interest income	(5)	(5)	(1)	—	(11)
Interest expense	3,142	1	6	—	3,149
Warrant interest income	(36)	—	—	—	(36)
Amortization of debt financing costs	177	5	—	—	182
Foreign currency transaction (gain) loss	—	(909)	1	—	(908)
Intercompany interest (income) expense	(147)	132	15	—	—
Other (income) expense, net	(138)	204	(66)	10	10

(Loss) income before income taxes	(2,625)	4,027	17	(11)	1,408
Income tax (benefit) expense	221	1,215	—	—	1,436

Net (loss) income	$(2,846)	$2,812	$17	$(11)	$(28)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine-Month Period Ended
May 31, 2004

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$(6,038)	$7,728	$1,156	$—	$2,846

Additions to property, plant and equipment	(9,120)	(8,493)	(1,195)	1,910	(16,898)
Payment for Tech Industries	(35,894)	—	—	—	(35,894)
Proceeds from the sale of property, plant and equipment	3,463	8	—	—	3,471
Other	12	(604)	(31)	(1,910)	(2,533)

Net cash used in investing activities	(41,539)	(9,089)	(1,226)	—	(51,854)

Borrowings under Senior Notes due 2012	180,000	—	—	—	180,000
Payments of Senior Notes due 2005	(110,000)	—	—	—	(110,000)
Payments for warrant redemption	(12,112)	—	—	—	(12,112)
Payments of debt issuance costs	(9,300)	—	—	—	(9,300)
Borrowings under revolver, net	6,549	—	—	—	6,549
Other	(270)	—	(107)	—	(377)

Net cash provided by financing activities	54,867	—	(107)	—	54,760

Effect of exchange rate changes on cash	—	299	20	—	319

Increase (decrease) in cash	7,290	(1,062)	(157)	—	6,071

Cash and cash equivalents at beginning of period	496	2,871	925	—	4,292

Cash and cash equivalents at end of period	7,786	1,809	768	—	10,363

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine-Month Period Ended
May 31, 2003

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$7,028	$3,052	$(694)	$—	$9,386

Additions to property, plant and equipment	(7,444)	(1,972)	(436)	1,306	(8,546)
Other	386	121	605	(1,306)	(194)

Net cash used in investing activities	(7,058)	(1,851)	169	—	(8,740)

Borrowings under revolver, net	138	—	—	—	138
Other	(147)	37	(174)	—	(284)

Net cash provided by financing activities	(9)	37	(174)	—	(146)

Effect of exchange rate changes on cash	—	91	(1)	—	90

Increase (decrease) in cash	(39)	1,329	(700)	—	590
Cash and cash equivalents at beginning of period	663	2,237	1,666	—	4,566

Cash and cash equivalents at end of period	624	3,566	966	—	5,156

13. Related Party Transactions:

     We incur certain related party transactions throughout the course of our business. In connection with the financing transactions related to the $180.0 million offering of our 8¼% senior notes due 2012, we paid fees of $5.0 million to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1.1 million to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $0.3 million to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (one of our directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69,000 to Themistocles Michos (our Vice President, General Counsel and Secretary) for services rendered. We also repurchased a warrant from JPMorgan Partners for $1.6 million, resulting in the recognition of a loss. In addition, we paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson resigned from the Board on February 29, 2004.

      Related party sales of $3.1 million and $2.0 million for the three-month periods ended May 31, 2004 and 2003, respectively and $7.7 million and $5.5 million for the nine-month periods ended May 31, 2004 and 2003, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. The related party transactions are disclosed on the face of the unaudited condensed consolidated financial statements included in this Form 10-Q. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements of our most recent Annual Report on Form 10-K.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

14. Subsequent Events:

     In July 2004 the Company completed the sale of its manufacturing facility in San Jose, California at a net sales price of approximately $3,200 and will recognize a gain of approximately $600 in the fourth quarter of fiscal 2004.

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase up to 1,319,663 shares of our common stock, representing approximately 11% of our outstanding shares of common stock, at a purchase price of $5.80 per share in cash. Stockholders as of March 5, 2004 are eligible to tender their shares of our common stock. The offer has subsequently been extended twice, most recently to at least August 23, 2004. We have the right to amend the terms of the tender offer further. We have $7,888 being held in a cash investment account to pay for the shares of our common stock tendered by our stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the unaudited condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding our critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. In addition, certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures of Market Risk.” Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including, but not limited to, competition in our markets and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal 2003 and Quarterly Reports on Form 10-Q to be filed by us during fiscal 2004.

Overview

     We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non-carbonated beverage and institutional foods market. Our products provide our customers with a number of value-added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak-resistant. In addition, in September 2003, we entered the cosmetic, fragrance and toiletries (CFT) market with the acquisition of Tech Industries, a leading provider of closures and jars to the CFT market. Our quarterly and year to date financial statements include Tech Industries results beginning September 19, 2003.

Critical Accounting Policies and Estimates

     General. The unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contain information that is pertinent to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re–evaluate these factors and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.5 million and $1.2 million as of May 31, 2004 and August 31, 2003, respectively. See “Risk Factors.”

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

     Impairment of assets. We periodically evaluate our property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No impairment loss was recognized during the three- and nine-month periods ended May 31, 2004 and May 31, 2003, respectively.

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

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $11.1 million and $4.0 million against net deferred tax assets as of May 31, 2004 and August 31, 2003, respectively.

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

     Impact of equity issuances. As of November 30, 2003, we had two outstanding warrants, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the current market price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8¼% senior notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A common stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a current market price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A common stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed current market price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A common stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed current market price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A common stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed current market price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. In accordance with EITF Issue 00–19, the change in the fair market price of the warrants of zero and $(36,000) was recognized as interest income during the three-month periods ended May 31, 2004 and May 31, 2003, respectively, and $(57,000) and $(104,000) during the nine-month periods ended May 31, 2004 and May 31, 2003, respectively.

Results of Operations

Three Months Ended May 31, 2004 Compared to the Three Months Ended May 31, 2003

     Sales. Sales increased $8.6 million, or 16.0%, from $53.7 million for the three months ended May 31, 2003 to $62.3 million for the three months ended May 31, 2004. This increase was primarily due to the acquisition of Tech Industries, which contributed sales of $7.6 million in the quarter. Sales of our Canadian operations increased by $0.6 million due to higher average selling prices and increased volume. Sales of our China operations increased by $0.7 million and sales of our Mexican operations increased by $0.5 million due to increased volume from stronger market demand. Sales of our United Kingdom operations also increased $1.6 million due primarily to increased volume and, to a lesser extent, favorable exchange rate changes. These increases were offset by price decreases in sales of a high volume dairy closure as a result of competitive pricing pressures. Sales of our U.S. closures operations decreased by $2.1 million due to decreased volume and declines in average selling prices. The primary reasons for these decreases in the U.S. were reduced sales volumes due to a loss of customers, competitive pricing pressures, and reduced sales volumes for certain higher priced and higher margin products as compared to the same period in fiscal 2003. U.S. equipment sales decreased $0.7 million due to lower customer orders.

     Gross Profit. Gross profit decreased $0.4 million to $11.5 million for the third quarter of fiscal 2004 compared to $11.9 million for the third quarter of fiscal 2003. Margins decreased primarily in the U.S. closures operations and, to a lesser extent, in the U.K., Mexico and Canada operations. As a percentage of sales, gross profit decreased from 22.2% for the third quarter of fiscal 2003 to 18.5% for the same quarter of fiscal 2004. The margin decrease was due to a number of factors, namely increases in resin costs, since we are generally obligated to delay price increases to contract customers within forty-five to sixty days, competitive pricing pressures in the U.S. and U.K. markets; and reduced sales volumes for certain higher priced and higher margin products.

     In addition, we incurred one-time relocation and plant consolidation expenses of $0.4 million related to the consolidation of six facilities into four facilities in the U.S. closures operations. These expenses were charged to cost of goods sold for the three-month period ended May 31, 2004.

     Third quarter of fiscal 2004 direct materials, labor and overhead costs represented 39.1%, 18.2% and 24.2% of sales, respectively, compared to the third quarter of fiscal 2003 percentages of 37.8%, 15.3% and 24.7%, respectively. Direct material costs increased primarily due to U.K. raw materials increasing $1.2 million related to volume and the acquisition of Tech Industries (whose products generally have a higher cost of materials as a percentage of total costs). Labor costs increased primarily due to the additional employee costs of Tech Industries.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million, or 14.8%, to $7.6 million for the three months ended May 31, 2004, as compared to $6.6 million for the same period in fiscal 2003. Selling, general and administrative expenses decreased as a percentage of sales from 12.3% for the three months ended May 31, 2003 to 12.2% for the three months ended May 31, 2004. The increase in dollars was primarily due to the inclusion of Tech Industries’ selling, general and administrative expenses of $0.7 million, as well as expenses for new international operations located in Austria and the Czech Republic.

     Research and Development Expenses. Research and development expenses increased $0.4 million, or 34.0%, to $1.7 million for the three months ended May 31, 2004, as compared to $1.3 million for the three months ended May 31, 2003. Research and development expenses increased as a percentage of sales from 2.4% in the three months ended May 31, 2003 to 2.8% in the three months ended May 31, 2004. The increase in dollars was primarily due to the inclusion of Tech Industries’ research and development expenses of $0.4 million.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer relationships) increased $0.1 million, or 37.1%, to $0.3 million for the three months ended May 31, 2004, as compared to $0.2 million for the three months ended May 31, 2003. The increase was primarily due to the amortization of Tech Industries’ intangible assets acquired in September 2003 as well as amortization of other intangible assets.

     Restructuring. During the third quarter of fiscal 2004, we incurred restructuring charges of $1.6 million for employee severance costs related to the closing of our two plants in Chino and San Jose, California and a reduction in the workforce in our research and development and selling, general and administrative staffs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The move was completed during the third quarter of fiscal 2004. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee and other domestic facilities. As of May 31, 2004, approximately $1.1 million had been charged against the restructuring reserve for the employee severance costs. We expect to incur additional restructuring charges during the fourth quarter of fiscal 2004. Management anticipates the reserve balance will be paid during the next twelve months.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $3.5 million to $0.3 million for the third quarter of fiscal 2004 as compared to $3.8 million for the third quarter of fiscal 2003. Income from operations decreased as a percentage of sales to 0.4% in the third quarter of fiscal 2004 as compared to 7.1% in the same period of fiscal 2003. Moving, relocation and severance costs accounted for $2.0 million of this net loss during the three-month period ended May 31, 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, gain or loss on the sale of property, plant and equipment, minority interest expense, equity (income) loss of unconsolidated affiliates, loss on warrant redemption and other expense, net.

     Interest expense increased $1.1 million to $4.2 million for the three-month period ended May 31, 2004, as compared to $3.1 million for the three-month period ended May 31, 2003. The increase in interest expense was due to the issuance of $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012 in January 2004. The interest expense is $0.8 million higher per quarter due to the increase in the aggregate principal amount of outstanding senior notes from $110.0 million to $180.0 million, which is partially offset by the decrease in the interest rates from 10.75% to 8.25%.

     Amortization of debt financing costs increased $0.3 million for the three-month period ended May 31, 2004 to $0.5 million from $0.2 million for the three-month period ended May 31, 2003 due to debt financing costs capitalized for the financing of the $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012 and the fourth amendment of our senior secured credit facility.

     Warrant interest income decreased to zero for the three-month period ended May 31, 2004 compared to $36,000 for the same period in fiscal 2003 due to repurchase of the Class A common stock warrants.

     We recognized a net gain of $1.0 million on the sale of property, plant and equipment during the third quarter of fiscal 2004 due to the sale of a manufacturing building in Chino, California, compared to a net loss of $3,000 recognized during the third quarter of fiscal 2003.

     Other expenses, net, consisted primarily of foreign exchange transaction gains and losses. We recognized a loss of $0.7 million for the three-month period ended May 31, 2004 compared to a gain of $0.9 million for the three-month period ended May 31, 2003. The foreign exchange loss primarily related to revaluing an intercompany note payable.

     Income Tax Benefit. We recorded a provision from income taxes of $0.6 million for the three months ended May 31, 2004 due to taxable losses in certain foreign jurisdictions. We provided a valuation allowance against new deferred tax assets in certain foreign jurisdictions and for a portion of our domestic operations. We recorded a provision from income taxes of $1.4 million for the three months ended May 31, 2003.

     Net Loss. Net loss was $4.4 million in the third quarter of fiscal 2004 as compared to a net loss of $28,000 in the third quarter of fiscal 2003. Moving, relocation and severance costs accounted for $2.0 million of this net loss during the three month period ended May 31, 2004.

Nine Months Ended May 31, 2004 Compared to the Nine Months Ended May 31, 2003

     Sales. For the first nine months of fiscal 2004, sales were $176.3 million compared to $156.8 million for the first nine months of fiscal 2003, an increase of $19.5 million, or 12.4%. The increase in sales for the first nine months of fiscal 2004 compared to the same period in fiscal 2003 was mainly attributable to the acquisition of Tech Industries, which contributed sales of $20.1 million. Sales of our Canadian operations increased $3.5 million due to increased average selling prices and increased volume. Sales of our China operations increased $2.1 million, sales by Portola Allied Tool, Inc., our subsidiary which manufactures tooling equipment, increased $0.9 million and sales of our Mexico operations increased $1.1 million, all due to increased volumes due to market demand. Sales of our United Kingdom operations increased $2.4 million due to increased volume and the effect of changes in exchange rate to U.S. dollars, which was offset by price decreases in the United Kingdom in a high volume dairy closure as a result of competitive pricing pressures and reduced sales volumes for certain higher priced and higher margin products as compared to the same period in fiscal 2003. The increases in our sales for the first nine months of fiscal 2004 were offset by decreased sales in the U.S. closures operations of $8.9 million due to decreases in volume as well as declines in average selling prices. The primary reasons for these decreases were competitive pricing pressures, loss of customers, the timing of resin price increases to contract customers, reduced sales volumes for certain higher priced and higher margin products and cold weather and severe winter storms experienced in the Eastern U.S. as compared to the same period in fiscal 2003. Equipment sales decreased $2.7 million due to lower customer orders.

     Gross Profit. Gross profit decreased $2.8 million, or 8.6%, to $30.2 million for the nine months ended May 31, 2004 from $33.0 million for the same period in fiscal 2003. The margin decrease occurred primarily in the domestic closure operations and to a lesser extent in the U.K. and Mexico. Gross profit as a percentage of sales decreased to 17.1% for the nine months ended May 31, 2004 from 21.0% for the nine months ended May 31, 2003. The margin decrease was primarily due to the following factors: increases in resin prices as we are generally obligated to delay price increases to contract customers by forty-five to sixty days, competitive pricing pressures in the U.S. and U.K. markets, loss of customers in the U.S. market, reduced sales volumes for certain higher priced and higher margin products, and cold weather and severe winter storms that occurred in the Eastern U.S. The margin decrease in Mexico was due primarily to subcontracting certain closure purchases by a new customer to our U.S. facilities and the related freight charges to ship these closures from the U.S. to Mexico, which was done in order to take on a large new customer.

     In addition, we incurred one-time relocation and plant consolidation expenses of $1.4 million related to the consolidation of six facilities to four facilities in our U.S. closures operations. These expenses were charged to cost of goods sold for the nine-month period ended May 31, 2004. In addition we also incurred one-time charges of approximately $0.5 million associated with the integration and process improvement costs at the Tech Industries facility in Rhode Island.

     For the first nine months of fiscal 2004, direct materials, labor and overhead costs represented 39.0%, 18.5% and 25.3% of sales, respectively, compared to the first nine months of fiscal 2003 percentages of 36.9%, 16.1% and 25.9%, respectively. Direct material costs increased for the nine-month period ended May 31, 2004 compared to the nine-month period ended May 31, 2003 due to an increase in resin costs and lower volume and, to a lesser extent, the acquisition of Tech Industries whose products generally have a higher cost of materials as a percentage of total costs. Direct labor costs increased primarily due to the Tech Industries acquisition.

     Selling, General and Administrative Expenses. For the nine months ended May 31, 2004, selling, general and administrative expenses were $23.3 million, an increase of $1.5 million, or 6.8%, from $21.8 million for the same period in fiscal 2003. As a percentage of sales, selling, general and administrative expenses were 13.2% for the nine months ended May 31, 2004 compared to 13.9% for the same period in fiscal 2003. The increase in dollars was primarily due to the inclusion of Tech Industries’ selling, general and administrative expenses of $1.9 million after September 19, 2003 as well as expenses for new international operations located in Austria and the Czech Republic. This increase was partially offset by decreased discretionary spending (such as travel and consulting expenses) and decreased telephone costs, e-commerce costs, commission expense, bonus expense and employee costs.

     Research and Development Expenses. Research and development expenses increased $1.0 million to $4.7 million for the nine-month period ended May 31, 2004 as compared to $3.7 million for the same period in fiscal 2003. As a percentage of sales, research and development expenses were 2.6% for the nine months ended May 31, 2004 as compared to 2.4% for the same period in fiscal 2003. The increase in dollars was primarily due to the inclusion of Tech Industries’ research and development expenses of $0.9 million.

     Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer relationships) increased $0.3 million, or 41.8%, to $0.9 million for the nine months ended May 31, 2004 as compared to $0.6 million for the same period in fiscal 2003. The increase was primarily due to the amortization of Tech Industries’ intangible assets acquired in September 2003 and amortization of other intangible assets.

     Restructuring. During the first nine months of fiscal 2003, we announced a restructuring plan to reduce our work force and we incurred approximately $0.4 million of employee severance costs.

     During the first nine months of fiscal 2004, we incurred restructuring charges of $3.5 million for employee severance costs related to the closing and relocation of our three plants in Chino and San Jose, California and Sumter, South Carolina and reductions in our workforce in research and development and selling, general and administrative staffs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The move was completed during the third quarter of fiscal 2004. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other domestic facilities. As of May 31, 2004, approximately $1.1 million had been charged against the restructuring reserve for the employee severance costs. We expect to incur additional restructuring charges and moving costs during the fourth quarter of fiscal 2004. Management anticipates the reserve balance will be paid in the next twelve months.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $8.6 million to an operating loss of $2.2 million for the first nine months of fiscal 2004 as compared to operating income of $6.4 million for the first nine months of fiscal 2003 and decreased as a percentage of sales to (1.2)% in the third quarter of fiscal 2004 as compared to 4.1% in the same period of fiscal 2003. Moving and relocation costs, integration and process improvement costs and severance accounted for $5.4 million, which contributed to this loss during the nine-month period ended May 31, 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, gain or loss on the sale of property, plant and equipment, minority interest expense, equity (income) loss of unconsolidated affiliates, loss on warrant redemption and other expense, net.

     Interest expense increased $2.3 million to $11.7 million for the nine-month period ended May 31, 2004, as compared to $9.4 million for the nine-month period ended May 31, 2003. The increase in interest expense was due to the issuance of $180.0 million of senior notes due 2012 in January 2004. Due to the 30-day call notice and timing of the repurchase of the $110.0 million of senior notes due 2005, we paid approximately 30 days of duplicative interest on the $110.0 million of senior notes due 2005 and accrued 30 days of interest on the $180.0 million of senior notes due 2012. In addition, the interest expense will be $0.8 million higher per quarter due to the increase in the aggregate principal amount of outstanding senior notes from $110.0 million to $180.0 million, which is partially offset by the decrease in interest rates from 10.75% to 8.25%.

     Amortization of debt financing costs increased $1.4 million for the nine-month period ended May 31, 2004 to $2.0 million from $0.6 million for the nine-month period ended May 31, 2003. We wrote off financing fees related to the $110.0 million in aggregate principal amount of 10.75% senior notes due 2005. In addition, amortization expense increased due to debt financing costs capitalized related to the financing of the $180.0 million in aggregate principal amount of 8¼% senior notes due 2012 and the fourth amendment of our senior secured credit facility.

     Warrant interest income decreased $47,000 to $57,000 for the nine-month period ended May 31, 2004 compared to $104,000 for the same period in fiscal 2003 due to the repurchase of the Class A common stock warrants. We incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.

     We recognized a net gain of $1.0 million on the sale of property, plant and equipment during the nine-month period ended May 31, 2004, due to the sale of a manufacturing building in

Chino, California, compared to a net loss of $32,000 incurred during the same period of fiscal 2003.

     Other expenses, net, consisted primarily of (gain) loss on foreign exchange transactions. We recognized a gain of $1.6 million for the nine-month period ended May 31, 2004 compared to a gain of $0.8 million for the nine-month period ended May 31, 2003. The foreign exchange gain related primarily to the revaluation of an intercompany note payable.

     Income Tax Benefit. We recorded a provision from income taxes of $1.4 million for the nine months ended May 31, 2004 due to taxable income in certain foreign jurisdictions. We provided a valuation allowance against new deferred tax assets in certain foreign jurisdictions and for a portion of our domestic operations. We recorded a benefit from income taxes of $0.1 million for the nine-month period ended May 31, 2003 based on our pre-tax loss.

     Net Loss. Net loss was $16.2 million for the nine-month period ended May 31, 2004 compared to a net loss of $2.4 million for the same period in fiscal 2003. Moving and relocation costs, integration and process improvement costs, severance, loss on redemption of warrants and the duplicative interest on the senior notes refinancing accounted for $8.1 million of this loss during the nine-month period ended May 31, 2004.

Liquidity and Capital Resources

     In recent years, we have relied primarily upon cash from operations, borrowings from financial institutions and proceeds from our issuance of our senior notes to finance our operations, repay long-term indebtedness and fund capital expenditures and acquisitions. At May 31, 2004, we had cash and cash equivalents of $10.4 million, an increase of $6.1 million from August 31, 2003. Of the $10.4 million, approximately $7.9 million was reserved for our repurchase of our common stock in connection with our tender offer, as authorized under the terms of the indenture relating to the $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012. Payment for shares of our common stock in the tender offer has been delayed until at least the fourth quarter of fiscal 2004. Excluding the cash reserved for the repurchase of shares of our common stock under the tender offer, cash decreased $1.8 million to $2.5 million at May 31, 2004 from $4.3 million August 31, 2004.

     Operating Activities. Cash from operations totaled $2.8 million for the nine-month period ended May 31, 2004, which represented a $6.5 million decrease from the $9.4 million provided by operations for the nine months ended May 31, 2003. Net cash from operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) increased $17.6 million as of May 31, 2004 to $28.0 million, compared to $10.4 million as of August 31, 2003. $7.9 million of the increase was due to the cash reserved for our repurchase of shares of our common stock under our tender offer, $4.8 million of the increase was due to the addition of Tech Industries’ working capital which we acquired in September 2003 and $9.0 million of the increase was due to the elimination of the current portion of the warrants due to the repurchase of the Class A common stock warrants in the second and third quarters of fiscal 2004. These increases in working capital were offset by a decrease in operating cash.

     Investing Activities. Cash used in investing activities was $51.9 million for the nine months ended May 31, 2004, compared to $8.7 million for the nine months ended May 31, 2003. In the first nine months of fiscal 2004, cash used in investing activities consisted primarily of $36.5 million for the acquisition and transaction costs of Tech Industries, $16.9 million for additions to property, plant and equipment and $1.9 million for intangible and other assets. In the first nine months of fiscal 2003, cash used in investing activities consisted primarily of $8.5 million for additions to property plant and equipment.

     During the third quarter of fiscal 2004, the Company completed the sale of its manufacturing facility in Chino, California at a net sales price of $3.3 million and recognized a gain of $1.0 million. In July 2004 the Company also completed the sale of its manufacturing facility in San Jose, California at a net sales price of approximately $3.2 million and will recognize a gain of approximately $0.6 million in the fourth quarter of fiscal 2004.

     We expect that our total capital expenditures for fiscal 2004 will be at least $16.6 million, which is greater than in previous years. Increase in capital expenditures are primarily due to costs associated with the consolidation of six domestic closure facilities into four, expansion of our operations in China to produce some of Tech Industries’ products and startup costs associated with our new facility in the Czech Republic. Our principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under our credit agreement. We believe that these sources will be sufficient to fund our ongoing operations and our foreseeable capital requirements.

     Financing Activities. At May 31, 2004, we had total indebtedness of $193.3 million, $180.0 million of which was attributable to our 8¼% senior notes due 2012. Of the remaining indebtedness, $13.1 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease obligations.

     On September 19, 2003, we entered into an amendment to our senior secured credit facility in connection with our purchase of Tech Industries, increasing the credit facility to $54.0 million, subject to a borrowing base of eligible receivables and inventory plus net property and equipment and covenants similar to those in the amended, restated senior secured credit facility existing at February 28, 2003. An unused fee was payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding letter of credit liability, at the rate of 0.50% per annum. Interest payable was based on either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 2.75%.

     On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of 8¼% senior notes due February 1, 2012. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date will be August 1, 2004. The senior notes’ indenture contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

     Concurrently with the offering of $180.0 million in aggregate principal amount of our 8¼% senior notes on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into a further amendment to this senior secured credit facility on May 21, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

     Our senior secured credit facility and the indenture governing our 8¼% senior notes contain a number of significant restrictions and covenants as discussed above. Adverse changes in our operating results or other adverse factors, including a significant increase in interest rates or in resin prices, a severe shortage of resin supply or a significant decrease in demand for our products, could result in our being unable to comply with the financial covenants in our senior secured credit facility. If we violate these covenants and are unable to obtain waivers from our lenders, we would be in default under these agreements and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase up to 1,319,663 shares of our common stock, representing approximately 11% of our outstanding shares of common stock, at a purchase price of $5.80 per share in cash. Stockholders as of March 5, 2004 are eligible to tender their shares of our common stock. The offer has subsequently been extended twice, most recently to at least August 23, 2004. We have the right to amend the terms of the tender offer further. We have $7.9 million being held in a cash investment account to pay for the shares of our common stock tendered by our stockholders.

     Cash and Cash Equivalents. At May 31, 2004, we had $10.4 million in cash and cash equivalents, as well as borrowing capacity of approximately $22.1 million under the senior revolving credit facility, after deducting a minimum availability requirement of $5.0 million. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. The value of these assets is now included in the borrowing base of our revolving credit line, substantially increasing our borrowing capacity by approximately $15.0 million as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed.

     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under the amended and restated senior secured credit facility in an amount sufficient to enable us to service our debt, including the $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012, or to fund our other liquidity needs. Further, any future acquisitions, joint ventures, arrangements or similar transactions will likely require additional capital, and we cannot assure you that this capital will be available to us.

Off-Balance Sheet Arrangements

     We own a 50% interest in Capsnap Europe Packaging GmbH (“CSE”). CSE is an unconsolidated, 50% owned Austrian joint venture company that sells five-gallon closures and bottles that are produced by Portola Packaging Limited (UK). CSE has a 50% ownership interest in Watertek, a joint venture Turkish company, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas, that is selling our products in Greece. In 2003, CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three-year term. Our portion of the results of these joint venture operations is reflected in other (income) expense, net. See “Contractual Obligations” and Note 11 of the Notes to unaudited condensed consolidated financial statements.

Contractual Obligations

     The following sets forth our contractual obligations as of May 31, 2004:

	Payments Due by Period
		Less than 1		4 – 5	After 5
	Total	Year	1 - 3 Years	Years	Years
	(dollars in thousands)
Contractual Obligations:
Long-Term Debt, including current portion:
Senior Notes (1)	$180,000	—	—	—	$180,000
Revolver (2)	$13,109	—	—	$13,109	—
Capital Lease Obligations (3)	$203	$141	$62	—	—
Operating Lease Obligations (4)	$33,338	$3,732	$6,139	$5,162	$18,307
Guarantees (5)	$1,369	—	$428	—	$941

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8.25% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date will be August 1, 2004. The indenture governing the senior notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into a further amendment to this senior secured credit facility on May 21, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee is payable on the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2004 is estimated to be $3.2 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.3 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK) We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.4 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2004.

In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $0.6 million in future lease payments relating to the lease as of May 31, 2004. In April 2004, we amended the lease of our Mexican building to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and has a targeted completion date of September 1, 2004, at which time the amended lease will become effective. At the time the expansion is completed, we will guarantee approximately $0.2 million in additional future lease payments related to the amended lease.

In June 2003, we entered into a fifteen-year lease for a new facility in Tolleson, Arizona, commencing December 1, 2003. The closure manufacturing operations in San Jose and Chino, California were relocated to the new facility during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of our manufacturing facility in Chino, California at a net sales price of $3.3 million and recognized a gain of $1.0 million. In July 2004 the Company also completed the sale of its manufacturing facility in San Jose, California at a net sales price of approximately $3.2 million and will recognize a gain of approximately $0.6 million in the fourth quarter of fiscal 2004.

Related Party Transactions

     We incur certain related party transactions throughout the course of our business. In connection with the financing transactions related to the $180.0 million offering of our 8¼% senior notes due 2012, we paid fees of $5.0 million to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1.1 million to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $0.3 million to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (one of our directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69,000 to Themistocles Michos (our Vice President, General Counsel and Secretary) for services rendered. We also repurchased a warrant from JPMorgan Partners for $1.6 million, resulting in the recognition of a loss. In addition, we paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson resigned from the Board on February 29, 2004.

     Related party sales of $3.1 million and $2.0 million for the three-month periods ended May 31, 2004 and 2003, respectively and $7.7 million and $5.5 million for the nine-month periods ended May 31, 2004 and 2003, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. The related party transactions are disclosed on the face of the unaudited condensed consolidated financial statements included in this Form 10-Q. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements of our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

     Effective September 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for the three- and nine-month periods ended May 31, 2004 and May 31, 2003.

     Effective September 1, 2002, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94–3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the three- and nine-month periods ended May 31, 2004, we incurred restructuring charges of $1,624 and $3,490, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 7).

\

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on our results of operations or financial condition as there were no new guarantees or significant modifications of existing guarantees during the three- and nine-month periods ended May 31, 2004.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46–e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending by December 15, 2004. Management is currently analyzing the impact of FIN 46 on the Company’s consolidated financial statements.

     Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three- and nine-month periods ended May 31, 2004.

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

Risk Factors

     The following risk factors may cause actual results to differ materially from those in any forward–looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:

Risks related to our outstanding indebtedness

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing.

     As of May 31, 2004, our total indebtedness was approximately $193.3 million. $180.0 million of this amount represented the aggregate principal amount of our 8¼% senior notes due 2012; $13.1 million represented funds drawn down under our senior secured credit facility and $0.2 million was principally comprised of capital leases. Moreover, we have a total shareholders’ deficit of $42.3 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our senior notes. Among other things, our indebtedness may:

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

     Nonetheless, we and our subsidiaries may still be able to incur substantially more debt. The terms of our senior secured credit facility and the indenture governing our 8¼% senior notes permit additional borrowings and such borrowings may be secured debt.

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

     If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments, including the indenture governing our 8¼% senior notes.

The covenants in our senior secured credit facility and the indenture governing our 8¼% senior notes impose restrictions that may limit our operating and financial flexibility.

     Our senior secured credit facility and the indenture governing our 8¼% senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to:

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

Our 8¼% senior notes are effectively subordinated to all of our secured debt, and if a default occurs, under the notes we may not have sufficient funds to fulfill our obligations under the notes.

     Our 8¼% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, the senior notes are our obligations and not of any of our subsidiaries, although the indenture does require that any of our restricted subsidiaries having assets with an aggregate fair market value in excess of $0.1 million execute a guarantee in respect of the senior notes. We cannot assure you that such guarantees, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 12 of Notes to Consolidated Financial Statements of this Form 10-Q and Note 17 of Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10-K for additional information regarding our restricted and unrestricted subsidiaries.

We may be unable to purchase our 8¼% senior notes upon a change of control.

     Upon a change of control of Portola (as defined in the indenture governing our 8¼% senior notes), each holder of senior notes will have certain rights to require us to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under our senior secured credit facility and, since indebtedness under the credit facility effectively ranks senior in priority to indebtedness under the senior notes, we would be obligated to repay indebtedness under the credit facility in advance of indebtedness under our senior notes. Our repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings which we may enter into from time to time, including agreements relating to secured indebtedness. Failure by us to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the senior secured credit facility is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facility or (ii) five business days after receipt by us of written notice of such acceleration. In the event all of the senior notes are declared due and payable, our ability to repay the senior notes would be subject to the limitations referred to above.

Risks related to our business

We have only recently completed the integration of Tech Industries with our company, and we may or may not realize the anticipated benefits of this acquisition on a timely basis or at all.

     The integration of Tech Industries with our other operations is substantially completed. Nonetheless, we may or may not realize the expected operating efficiencies, growth opportunities and other benefits of the transaction that we anticipated at the time of the acquisition or may realize them later than planned. Our management is not experienced in the sales and marketing of CFT closures, and we depend significantly on the sales and marketing capabilities of Tech Industries’ management. Although most of Tech Industries’ management has agreed to continue in their current roles, we cannot assure you that they will continue to do so in the future.

     The integration of Tech Industries’ accounting records and systems into our own information and reporting systems has resulted in adjustments to Tech Industries’ historical financial statements. We filed a form 8-K/A with the SEC on February 9, 2004 amending historical financial statements of Tech Industries to adjust the amount of revenue and cost of sales previously reported on a Form 8-K/A filed with the SEC on December 4, 2003.

We may be subject to pricing pressures and credit risks due to consolidation in our customers’ industries, and we do not have long–term contracts with most of our customers.

     The dairy, water and juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. During fiscal 2003, our top ten customers accounted for approximately 35% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us. Consolidations in the dairy and water industries had a negative impact on our gross margins during fiscal 2003 and in fiscal 2004.

     In addition, one of our major accounts consists of the Canadian and U.S. subsidiaries of the large Italian dairy company, Parmalat, representing approximately $4.3 million in sales for fiscal 2003. Parmalat has recently become insolvent. We are monitoring the situation carefully and have instituted strict credit controls to manage our exposure in the event that Parmalat’s insolvency has an adverse effect on its subsidiaries and their relationship with us. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. Accordingly, the effects of resin pricing on us lag the market. In the event of a significant increase in resin prices, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts which generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were to be passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins. Resin prices had a negative impact on our business during fiscal 2003 and the first nine months of fiscal 2004.

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

     Weather conditions around the world can have a significant impact on our sales. Unusually cool temperatures during a hot weather season in one or more of our markets have adversely affected, and could again adversely affect, sales of our products in those markets.

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

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the Blackhawk patent is invalid. Discovery is in an early stage. The Court held a hearing on claim construction at the end of May 2004, but has not rendered a decision. The ultimate outcome of any litigation is uncertain, and an unfavorable in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

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

We are controlled by Jack L. Watts, the Chairman of our Board of Directors and Chief Executive Officer, and J.P. Morgan Partners 23A SBIC, LLC, an affiliate of J.P. Morgan Securities Inc., and their interests may conflict with those of our other security holders.

     Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Officer), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8¼% senior notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. There is only one independent director (as defined under the federal securities laws) on our Board of Directors and, as a result, our Board of Directors, Audit Committee and Compensation Committee have not met, and do not meet, including at such times when they have considered issues of importance to us, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements in our most recent Annual Report on Form 10-K.

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

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three-month period ended May 31, 2004, we realized a transaction loss of $0.7 million and for the nine-month period ended May 31, 2004, we realized a transaction gain of $1.6 million, arising from foreign currency. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

Credit Risk Sensitivity

     Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are concentrated primarily in several United States banks. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold our financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and we do not generally require collateral from our customers. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for the three- and nine-month periods ended May 31, 2004 and 2003. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Factors.”

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

     During the three- and nine-month periods ended May 31, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division, in which Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps infringes a patent held by it. We have answered the complaint denying all allegations and asserting that the patent is invalid. Discovery is in an early stage. The Court held a hearing on claim construction at the end of May 2004, but has not rendered a decision. While we believe that we have substantial defenses in the matter, the ultimate outcome of any litigation is uncertain, and an unfavorable result could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We are a privately-held company, and currently have no class of voting securities registered pursuant to Section 12 of the Exchange Act. We have two classes of common equity, Class A Common Stock and Class B Common Stock, Series 1 and Series 2. Shares of Class A Common Stock are not entitled to vote. Our Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote, and vote as a class.

     Our annual meeting of stockholders was held on February 11, 2004 for the purpose of electing Robert Egan, Martin Imbler, Timothy Tomlinson, Jack Watts and Larry Williams to our Board of Directors. Stockholder votes of the Class B Common Stock, Series 1 in favor of the election of each of the nominees, cast by proxy and by vote of the stockholders present at the meeting, equaled 6,433,581 shares of the 8,602,366 shares issued and outstanding on the record date, or approximately 74.8% of the outstanding shares of such series. Stockholder votes of the Class B Common Stock Series 2 in favor of the election of each of the five nominees, cast by proxy and vote of the stockholders present of the meeting, equaled 1,158,028 shares of the 1,170,395 shares issued and outstanding on the record date, or approximately 98.9% of the outstanding shares of such series. There were no negative votes or abstentions. All of the members were elected to serve as one of our directors until our next annual meeting or until his successor was duly appointed to serve.

     All stockholders present at the meeting represented 4,989,053 shares of the Class B Common Stock, Series 1, approximately 58% of the total outstanding voting shares, and 1,141,470 shares of the Class B Common Stock, Series 2, approximately 97.5% of the total outstanding voting shares. All such shares were voted to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending August 31, 2004. There were no negative votes or abstentions.

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

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC.
(Registrant)

Date: July 15, 2004	/s/ Dennis L. Berg

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