Form 10-K
period 2004-08-31
PORTOLA PACKAGING INC
filed 2004-11-29
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File No. 33–95318

PORTOLA PACKAGING, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94–1582719 (I.R.S. Employer Identification No.)

898A Faulstich Court
San Jose, California 95112
(Address of principal executive offices, including zip code)

(408) 573-2000
(Registrant’s telephone number, including area code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10–K or any amendment to this Form 10–K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).Yes ☐ No ☒

Registrant’s voting and non–voting common stock is privately held and there is no public market for such common stock. The aggregate market value of Registrant’s voting and non–voting common stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within sixty days prior to the date of filing because there have been no sales of the voting or non–voting common stock within sixty days prior to the date of filing.

11,907,753 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,772,761 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 19, 2004.

PORTOLA PACKAGING, INC.
ANNUAL REPORT ON FORM 10–K
YEAR ENDED AUGUST 31, 2004

		Page
	PART I
Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	71
	PART III
Item 10.	Directors and Executive Officers of Registrant	72
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13.	Certain Relationships and Related Transactions	81
Item 14	Principal Accountant Fees and Services	82
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	83
	Signatures	87
	Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	88
EXHIBIT 10.26
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 14.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 31.03
EXHIBIT 32.01

     Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc.®, TI®, EDesigner Studio® and the Portola logo are our registered trademarks used in this Annual Report on Form 10–K.

i

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In addition to historical information, this report includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10–K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding our financing alternatives, financial position, business strategy, plans and objectives of management for future operations, and industry conditions, are forward–looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward–looking statements. Readers are referred to the sections of this report entitled “Raw Materials and Production,” “Product Development,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward–looking statements. Although we believe that the expectations reflected in any such forward–looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct, as they only reflect management’s opinions as of the date hereof. Any forward–looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, competition in our markets, and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward–looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward–looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10–Q we will file in fiscal 2005.

PART I

Item 1. BUSINESS

     We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non–carbonated beverage and institutional foods markets. We also design, manufacture and sell closures and containers for the cosmetics, fragrance and toiletries (“CFT”) market. Our products provide our customers with a number of value–added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak–proof.

     We believe that we are the sole or largest supplier to our top 25 customers of the products we supply to them. We have supplied products to these customers for an average of thirteen years. We sold over 12.2 billion closures in fiscal 2004 to over 1,000 customers under the names Snap Cap, Nepco, Portola, Tech Industries, Portola Tech International and other brand names. We sell our products to such beverage, food and consumer product companies as Dean Foods, Dairyland, Dairy Crest, Arla Foods, Kroger, Perrier Water/Nestle, Estée Lauder, Avon and Coca–Cola.

     Many features of our products have been developed through our significant research and development efforts. For example, we developed the “tear strip” feature that has become a standard tamper evident mechanism for non–carbonated beverage and food products. In addition, we have developed most of the technical information and know–how that we believe necessary to operate our business. We hold approximately 150 domestic and foreign patents, with over 70 additional patent applications pending, on the design of container closures and compatible neck finishes.

     Our products are manufactured through technologically advanced, high speed injection molding, compression molding and blowmolding processes at 13 manufacturing facilities, including five located in the United States, four in Canada and one in each of the United Kingdom, Mexico, China, and the Czech Republic. In addition, we have two equipment facilities located in the United States that produce equipment and tooling.

History

     We were founded in 1964 and were acquired from our founders in 1986 by a group led by Jack L. Watts, our current Chairman of the Board and Chief Executive Officer. We reincorporated in the State of Delaware on April 29, 1994. We have grown from $31.4 million in sales and 2.4 billion in closure units sold in fiscal 1988 to $242.5 million in sales and over 12.2 billion closures and 258.7 million bottles sold in fiscal 2004. Portola’s senior management has significant experience in the plastic packaging business and an average tenure of over eight years.

     On June 30, 1994, we acquired Northern Engineering & Plastics Corp., a Pennsylvania corporation, and certain related companies and assets (collectively, “Pennsylvania Nepco”) for a purchase price of $43.7 million. The acquisition of Pennsylvania Nepco, a designer, manufacturer and marketer of tamper evident plastic closures in markets similar to those served by Portola, enabled us to establish new customer relationships, diversify and expand our product offerings and customer base and benefit from Pennsylvania Nepco’s proprietary product designs.

     On June 16, 1995, we purchased for $13.6 million the 50% interest we had not previously owned in Canada Cap Snap Corporation, a British Columbia corporation engaged in manufacturing and distributing small closures in western Canada, together with all the capital stock of two affiliated plastic bottle manufacturers. On September 1, 1996, we purchased for $2.1 million Rapid Plast J–P, Inc., a company headquartered in Montreal, Quebec engaged in manufacturing and distributing plastic bottles, primarily in eastern Canada. The Canadian acquisitions enabled us to establish a position in the Canadian bottle manufacturing marketplace and to advance our position in the Canadian closure marketplace.

     During fiscal 1999, we entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging GmbH (“CSE”), which is 50% owned by Portola. CSE currently sells five–gallon closures and bottles that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey that produces and sells five–gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas that sells our products in Greece.

     On March 31, 1999, we purchased certain operating and intangible assets and repaid certain liabilities of Allied Tool, Inc. (“Portola Allied”) for a total purchase price of $2.2 million. Portola Allied is located in Michigan and is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry.

     Effective March 22, 2000, we acquired the remaining 45% ownership interest in Shanghai Portola Packaging Company Limited (“PPI China”) that we did not previously own for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of plastic closures and plastics components for the electronics industry in Asia, Australia and New Zealand.

     Effective January 1, 2001, we purchased certain assets and assumed certain liabilities of Consumer Cap Corporation (“Consumer”) for approximately $9.9 million. Consumer’s manufacturing and distributing operations were merged with our existing operations at that time.

     On September 19, 2003, we acquired all of the outstanding capital stock of Tech Industries, Inc., (we renamed Tech Industries as Portola Tech International, or PTI, subsequent to the acquisition; accordingly, we refer to Tech Industries as PTI throughout this Form 10-K) for approximately $40.0 million (including assumed liabilities and transaction costs). PTI is a manufacturer of plastic closures and containers for the CFT industries. PTI’s customers include Estée Lauder and Avon, each of which has used our products for over 20 years. Tech Industries provided us with an entrance to the CFT market, where advanced design capabilities and specialized manufacturing processes are required. During 2004 we began to implement our efficient manufacturing processes within PTI’s operations. We funded the purchase price for PTI through borrowings under our existing credit facility.

     In March 2004, we purchased certain machinery and equipment for production of dairy closures, together with certain inventory and accounts receivable from a producer of 38mm plastic closures for the dairy market in the United Kingdom. We expect to utilize this machinery and equipment in the U.K. and other Portola facilities outside of the U.K. The seller subsequently ceased production of 38mm dairy closures for the U.K. market.

Business strategy

     Our primary strategy is to increase cash flow by maintaining and extending our position as a leader in significant segments in the plastic closure, bottle and CFT market. The key elements of this strategy are as follows:

     Emphasizing research and development and product engineering. Packaging of food, beverages and CFT products is rapidly changing in the marketplace, as producers encounter increased competition and escalating sophistication among their customers. The demands for new packaging solutions can only be met by using new materials and innovative design and manufacturing techniques. We are continuing our commitment to the research and development of new containers, closures and packaging systems.

     Emphasizing customer support and total product solutions. We build long–term relationships with customers and attract new customers by providing on–time delivery and technical service and support, and by positioning and selling our products as total product solutions. We work closely with our customers to design closures and compatible container necks and neck inserts that meet their specific needs, provide them with a wide range of stock and customizable products, and support their ongoing needs for service and support. Many of our beverage closure customers also use our capping equipment, which we believe improves their products and strengthens our relationships with them.

     Expanding sales in markets outside of the United States. We expect significant growth in markets outside of the United States for plastic closures, containers and capping equipment, as bottled water, other non–carbonated beverage and CFT companies in international markets adopt more advanced packaging materials and techniques. We are seeking to capitalize on these growth opportunities by entering into joint ventures with local bottle manufacturers, bottlers and distributors, by increasing export sales and by establishing direct operations in local markets. For example, we have purchased land and may develop a new manufacturing facility in the Czech Republic to serve European markets for closures and CFT products.

     Low cost producers in our markets. Our operations use advanced automated and proprietary manufacturing processes to provide high quality products at relatively low production costs. We have a continuous process improvement program, based on the Toyota model, designed to further automate our production flow, enhance the capabilities of our workforce and upgrade our molds, equipment and systems. This enables us to limit our direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products in our markets.

      Product Integrity initiative. We have adopted a Product Integrity strategy in which we focus on providing products and services that leverage our core strengths in enhancing our customers’ product safety and protecting their brand equity. We design our products to assure customers that their products will be received by end–users with all of the attributes the manufacturer intended, including taste, freshness, odor and effectiveness. Other Product Integrity initiatives include the establishment of a separate division that will develop and sell anti–counterfeiting devices and services designed to protect brand equity as well as quality control and manufacturing control products designed to eliminate defective products. In addition, Product Integrity encompasses other safety and security services designed to protect the integrity of the manufacturing process and protect products as they move through the distribution chain.

     Seeking strategic acquisitions. From time to time we may consider strategic acquisitions, focusing on markets with higher growth rates than those we currently serve, and on markets in which we can leverage our strengths in Product Integrity and manufacturing efficiency.

Plastic closure market

     Portola competes in the closure segment of the worldwide plastic container packaging industry, focusing on proprietary tamper evident plastic closure applications. Plastic closures have various applications and are designed and engineered to meet specific uses. Portola’s major product applications for plastic closures for beverages include dairy, fruit juice, bottled water, sport drinks, other non–carbonated beverage products and institutional food products, as well as closures and containers for the CFT market.

     Closure design is a function of the type of container and its contents. Products which are perishable, highly acidic or susceptible to tampering all require specialized capping applications. In many instances, it may be necessary for the container to be re–sealable, or it may be preferable for the contents to be dispensed through the closure without the closure being removed.

     The use of plastic closures has grown as the demand for tamper evident packaging has grown. A tamper evident feature is highly valued by the non–carbonated beverage and food market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. We invented the original snap–on cap design as well as the “tear strip” feature with breakaway bands for plastic closures. These Portola innovations established the standard tamper evident mechanism for the non–carbonated beverage and food industries.

     Historically, growth in demand for our products has been driven by population growth, increasing concerns about the sanitation and safety of packaged food and beverage products, and the continued shift from glass or metal to plastic containers throughout the packaged food industry. In addition, in many international markets, demand for plastic containers is growing with increasing consumer disposable income. For the fruit juice, dairy and bottled water markets, demand is also a function of climate variations, with warm weather tending to increase consumption. In the CFT market, growth has been driven by trends such as the aging of the population, increasing demand by younger consumers and the development of new cosmetic and skin care products. As packaging has shifted from glass and metal to plastic containers, which tend to rely on plastic closures, the use of plastic closures has grown more than the overall closures market. See “Products” and “Product development” below.

Products

     We design, manufacture and sell a wide array of tamper evident plastic closures for dairy, fruit juice, bottled water, sport drinks, other non–carbonated beverage products and institutional food products and for cosmetics, fragrances and toiletries. We also design, manufacture and sell (i) blowmolded bottles used in the dairy, bottled water, fruit juice and industrial markets, (ii) closures and jars for CFT products, (iii) injection stretch bottles blowmolded for bottled water markets (iv) high speed capping equipment used by our plastic closure customers in their bottling and packaging operations and (v) tooling and molds used in the blowmolding industry to manufacture bottles.

     Plastic closures. We offer a wide variety of plastic closures under each of our principal product lines to satisfy a great number of application and customer requirements. Our plastic closures for beverages are broadly grouped into five categories: (i) small closures used to cap blowmolded plastic bottles, (ii) closures for five–gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable–top containers (such as conventional paperboard milk and juice cartons), and (v) push–pull dispensing closures for bottled water, flavored water and sports drinks. Our plastic closures range in size from 26 mm to 110 mm and conform to international packaging standards. We offer 30 standard colors, and also offer a high degree of product distinction for our customers through over 300 custom–blended colors, and sophisticated printing, embossing and adhesive labeling capabilities. Most of our plastic closures offer a snap–on, snap–screw or screw feature, designs which are preferred by packagers because they reduce production costs. Our plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for non–carbonated beverage and food products. Our sales of plastic closures represented approximately 67%, 75% and 80% of total sales in fiscal 2004, 2003 and 2002, respectively.

     The following describes our principal closure lines for the non-carbonated beverage and institutional food markets:

•	Closures for gallon and half–gallon plastic containers. We are a leading provider of 38 mm closures used primarily for gallon and half–gallon blowmolded containers for milk, fruit juices and bottled water in the United States, and similar plastic containers in Mexico and the United Kingdom. These closures represented $116.6 million.

•	Five–gallon closures. We are a leading provider of plastic closures for five–gallon returnable glass and plastic water cooler bottles in the United States and the United Kingdom. These closures represented $28.3 million.

•	Other food and beverage closures. We produce a variety of specialty closures for the beverage and food markets. These products include (i) wide mouth closures for plastic containers used in institutional food applications such as condiments, mayonnaise and salad dressing, (ii) re–closeable plastic dispensing fitments for gable–top paperboard cartons used for orange juice, lemonade, other juice, dairy and soy products, and (iii) push–pull dispensing tamper evident closures for bottled water, fruit juices and sport drinks. We believe that we are a leader in many of these markets in the United States and the United Kingdom. These products represented $32.6 million.

     In September 2003, we entered the CFT market through our acquisition of PTI, which produces and markets custom bottle caps and jar covers for personal care, cosmetics products fragrance and toiletries. We believe that we are a leader in closures for the CFT market, with particular strength in compression–molded closures used in high–end product applications. PTI has had long–standing relationships, averaging over 20 years, with five out of the seven major global cosmetics companies, including Avon, Estée Lauder and L’Oreal. These closures represented $27.6 million, or 11%, of total sales in fiscal 2004.

     Plastic bottles. We produce a wide variety of blowmolded high density plastic bottles in Canada for use primarily in the dairy, bottled water and fruit juice industries. We also produce five–gallon polycarbonate water bottles in Mexico and the United Kingdom. The ability to sell the closures and bottles together enables the Canadian, Mexican and the United Kingdom operations to provide their customers with a complete packaging system. Through our joint venture, CSE, we sell five–gallon polycarbonate bottles and closures primarily in Europe. In the CFT market, PTI offers a line of heavy wall PETG and polypropylene jars that complements our closure offerings. Our sales of bottles represented 13%, 13% and 11% of total sales in fiscal 2004, 2003 and 2002, respectively.

     Capping equipment and tooling. We design, manufacture and sell capping equipment for use in high speed bottling, filling and packaging beverage production lines. A substantial majority of our plastic closure customers use our capping equipment. Our ability to supply capping equipment and technical assistance along with our plastic closures represents an important competitive advantage, as customers have confidence that our plastic closures will be applied properly to provide leak–proof seals, and that any capping problems will be resolved quickly.

     We also manufacture and sell high quality tooling and molds used in the blowmolding industry for the manufacture of bottles. These capabilities allow us to rapidly respond to customers tooling needs, enhancing our ability to provide a complete solution to our customers. Our sales of equipment and tooling represented 5%, 6% and 6% of total sales in fiscal 2004, 2003 and 2002, respectively.

Product development

     We continue to be committed to product development and engineering in areas of our sales and operations. Our research and development group and engineering staff, as well as a number of skilled package design consultants, engage in a range of design and development services, focusing on (i) new products and existing product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with our closures and our customers’ containers. Research and development expenditures for fiscal 2004, 2003 and 2002 were $6.2 million, $4.7 million and $3.1 million, respectively.

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

     During the last three years, we have accelerated the pace of our product development activities to address the increasing rate of innovation in the worldwide plastic packaging industry. However, in many cases, customers who are comfortable with their existing closure products are generally slow to switch to a new design.

Intellectual property

     As of August 31, 2004, we held approximately 150 domestic and foreign patents on the design of our products, including container closures, compatible neck finishes, handling equipment and related processes and we have over 70 patent applications pending. We rely primarily on our patents to protect our intellectual property and are committed to developing new proprietary innovations in tamper evident plastic closures, bottles, related equipment and tooling for the food and beverage and CFT industries which we expect to provide us with a competitive advantage in many new product areas. A number of our prior patents relating to one of our beverage closure product lines have expired in recent years, and we believe this adversely affected our gross margins as competitors who become free to imitate Portola designs have begun to compete aggressively in product pricing. Similarly, we face the risk that our intellectual property may be misappropriated, particularly in certain foreign countries whose laws may not protect our intellectual property rights to the same extent as the laws of the United States, which could negatively affect our business. Our continued innovation in the markets served, as well as new markets, is designed to counteract this situation. We also have a number of trademarks that are deemed valuable to our business. We have developed most of the technical information and know–how necessary to operate our business.

Raw materials and production

     As of August 31, 2004, the principal raw material for our plastic closures and bottles was injection and blowmolding grade resin, which accounted for approximately 65% of the cost of all raw materials purchased for our plastic closures and bottles in fiscal 2004. Resin can be purchased from a number of reliable, competitive producers and is priced as a commodity. The majority of the resin we use in production is low density polyethylene (LDPE). We also use high density polyethylene, linear low density polyethylene, polypropylene and polycarbonate. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national bulk resin pricing. While resin prices can fluctuate substantially over relatively short periods of time, we have not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. In the past, we generally have been able to pass on increases in resin prices directly to our customers, in many cases after delays because of contractual provisions. However, during the past three years, with the significant increases in resin prices, we experienced difficulty passing on all of such resin price increases to certain customers. Significant increases in resin prices from current levels, coupled with an inability to promptly pass such increases on to customers, had an adverse effect on our sales and margins during fiscal 2004 and 2003 and will continue to do so in the foreseeable future. Only one of PTI’s major customer contracts provides for price adjustments due to resin price changes.

     To produce plastic closures and bottles, resin, which is delivered as small pebble–size pellets to large storage silos, is conveyed through a pipeline system to injection or compression molding, or blowmolding machines where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected or blowmolded at high pressure into a specially designed, multi–cavity mold. The principal equipment in our plants includes injection molding, compression molding and blowmolding machines, finishing lines that print, label and insert closures with foam or foil to meet customer requirements and automated systems for handling and processing raw materials and finished goods. We use similar, automated process in the production of our bottles.

     Our operations use advanced automated and proprietary manufacturing processes to provide high quality products at relatively low production costs. We have a continuous process improvement program, based on the Toyota model, designed to further automate our production flow, enhance the capabilities of our workforce and upgrade our molds, equipment and systems. This enables us to limit our direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products. During fiscal 2004, we began to apply our continuous process improvement program to the operations of PTI, which we believe has yielded and will continue to yield significant improvements in PTI’s operations over time. In addition, we have developed significant propriety manufacturing processes that we believe provide us with a competitive advantage.

Backlog

     Production and delivery cycles for closures and bottles are very short and our backlog is generally cancelable on short notice. Backlog for closures and bottles is generally two to three weeks of orders and is relatively constant from period to period. Contracts for equipment purchases and tooling generally include cancellation penalties. Due to the short production and delivery cycles for closures and bottles, we do not believe backlog information is a material factor in understanding our business.

     The backlog for CFT closures and containers at PTI is subject to greater variability than our other businesses. CFT orders received from customers may require product deliveries that may be immediate or may extend over a three- to nine-month period. In addition, one of PTI’s major customers receives shipments under a consignment arrangement. Revenue for this customer is recognized upon consumption. Due to these factors, it is difficult to predict PTI’s sales for any given period based on our backlog.

Sales, marketing and customer service

     We sell our products through our in–house sales staff, sales representatives and, to a lesser extent, distributors. Domestically, a substantial portion of our sales and marketing activities are conducted by majority–owned subsidiaries. Calls on customers and participation at trade shows are our primary means of customer contact. A number of our customers are large corporate clients with numerous production facilities, and each facility may make its own purchase decisions. Our customers include processors and packagers of fluid milk, non–carbonated bottled water, chilled juice and flavored drink products sold on the retail level and condiments sold in the wholesale and institutional market, as well as producers and distributors of CFT products. Our top ten customers (including our European joint venture, which is one of our customers) accounted for approximately 34% of our sales during fiscal 2004. No customer accounted for 10% or more of total sales during fiscal 2004. We believe that we are the sole or largest supplier to our top 25 customers for the products we supply to them. Our consistent product quality and customer service have allowed us to develop strong relationships with our customers; our relationships with our top 25 customers average 12 years in length. For information regarding revenues and net income (loss) by segment, see Note 14 of the Notes to Consolidated Financial Statements.

     Attention to customer service is a critical component of our marketing efforts. Our customers generally operate high–speed, high–volume production lines, many of which handle perishable products. In order to help assure that the production lines operate efficiently and avoid costly line stoppages, many customers rely on our ability to provide reliable, on–time delivery of our closure and bottle products and to maintain uniform quality of those products. We also provide technical assistance to domestic and foreign customers by dispatching service personnel on short notice to solve bottling line problems. Several of our field service representatives have extensive blowmolding technical expertise that is especially important in resolving bottle leakage problems for customers.

International sales and joint ventures

     Our international sales have increased substantially in recent years. Export sales from the United States and sales from our non–U.S. facilities increased to $111.7 million in fiscal 2004 from $92.8 million and $84.4 million in fiscal 2003 and 2002, respectively. Bottled water companies and other non–carbonated beverage companies in Europe, East Asia, Latin America, Australia and elsewhere have continued to adopt more advanced packaging materials and techniques and have increasingly chosen to purchase our products from our nearby plants rather than from the U.S. facilities. Correspondingly, our foreign subsidiaries have increased their production, and total foreign sales accounted for 46% of our consolidated sales in fiscal 2004. For fiscal 2004, 2003 and 2002, export closure sales from the United States to unaffiliated customers were $8.9 million, $3.9 million and $3.6 million, respectively, and export CFT sales were $4.0 million in fiscal 2004. For information regarding international revenues and net income (loss) by geographical region, see Note 14 of the Notes to Consolidated Financial Statements.

     We have historically entered new markets outside of the United States through joint ventures with bottle manufacturers, bottlers and distributors that have an established presence in the local market. We currently are a party to a joint venture with CSE that sells certain products in Europe. For risks associated with our foreign operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Difficulties presented by non–U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.”

     In November 2003, we purchased land in the Czech Republic. We have not begun any building activity on this site and we continue to analyze the expansion alternatives regarding this land. However, in April 2004 we entered into a lease of manufacturing space in an existing Czech Republic plant owned by our CSE joint venture partner and began closure manufacturing on a limited scale to serve the European markets for closures and CFT products.

Competition

     We compete in sales of container closures and bottles to the beverage and food industry, many of which are proprietary, on the basis of price, product design, product quality, reliability, on–time delivery and customer service. We believe that our broad range of beverage and food products and our ability to provide our customers with innovative, low–cost closures and complete capping systems, as well as our reputation for quality, reliability and service, and our automated and strategically located production facilities give us a competitive advantage. We compete in the same manner with our CFT products and are able to offer our customers a range of customization in that area that we believe provides us with competitive advantages.

     While no single competitor offers products that compete with all of our product lines, we face direct competition in each of those lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. For example, we compete with divisions or subsidiaries of Alcoa, Inc., Berry Plastics Corporation, Crown Cork & Seal Company, Inc., International Paper Company and Rexam PLC, as well as a number of smaller companies, such as IPEC, Blackhawk Molding Company and Integra. Additionally, we from time to time also face direct competition from bottling companies and other beverage and food providers that elect to produce their own closures rather than purchase them from outside sources. A significant increase in competition, through technological innovations, offerings of lower priced products or introduction of new products not offered by us, could have a significant adverse effect on our financial condition and results of operations.

Employees

     As of August 31, 2004, we had 1,376 full–time employees, 51 of whom were engaged in product development, 111 in marketing, sales and customer support, 1,123 in manufacturing and 91 in finance and administration. We use seasonal and part–time employees for training, vacation replacements and other short–term requirements. None of our employees in the United States is covered by any collective bargaining agreement. Approximately 38 employees of our Canadian subsidiary are members of the Teamsters Union, and during fiscal 2002, we entered into a three–year agreement with the Teamsters Union. In addition, approximately 75 of our employees are covered by a collective bargaining agreement in Mexico. We have never experienced a work stoppage and believe that employee relations are good.

Item 2. PROPERTIES

Properties

     We believe that our facilities are well–maintained, in good operating condition and strategically located. We believe our facilities are adequate for our current needs and near–term growth requirements. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. We cannot assure you that unanticipated developments will not occur that would require us to add production facilities sooner than expected. The table below indicates the locations, functions, square footage and nature of ownership of our current facilities. In addition, in November 2003 we purchased land in the Czech Republic for future construction of a facility.

			Nature of
Location	Functions	Square feet	ownership(1)
San Jose, CA	Executive Office and Engineering	21,930	Owned
Kingsport, TN	Closure Mfg./Warehouse	93,400	Owned
Clifton Park, NY(1)	Closure Mfg./Warehouse	51,400	Leased
Batavia, IL(1)	Closure Mfg./Warehouse/Executive Office/Engineering/Research and Development	73,100	Leased
New Castle, PA	Corporate Office/Warehouse/Equipment Division	22,350	Owned
Sumter, SC(2)	Warehouse	56,700	Owned
Melbourne, FL(1)	Sales Representative Organization	1,000	Leased
Onsted, MI	Sales Representative Organization	250	Leased
Kansas City, MO	Sales Representative Organization	150	Leased
Michigan Center, MI(1)	Tool Manufacturing	12,000	Leased
Tolleson, AZ	Closure Mfg/Warehouse	115,000	Leased
Woonsocket, RI	Closure and Container Mfg./Warehouse	495,000	Owned
Louney, Czech Republic(3)	Land	362,722	Owned
Litinov, Czech Republic(1)(4)	Closure Mfg.	32,733	Leased
Shanghai, China(1)(5)	Closure Mfg./Warehouse/Engineering/Research and Development	65,060	Leased
Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	49,000	Leased
Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	55,600	Leased
Toronto, Ontario, Canada	Bottle Mfg./Warehouse	47,000	Leased
Montreal, Quebec, Canada	Bottle Mfg./Warehouse	43,500	Leased
Guadalajara, Mexico(6)	Bottle & Closure Mfg./Warehouse	60,000	Leased
Doncaster, South Yorkshire, England	Bottle & Closure Mfg./Warehouse/Engineering/Research and Development	80,000	Leased
Albany, Auckland, New Zealand(1)	Office/Warehouse	1,500	Leased
Gmunden, Austria	Office	2,098	Leased

(1)	The facilities shown as leased in the table above are subject to long–term leases or lease options that extend for at least five years, except as follows: (a) the lease for Clifton Park, NY expires in June 2005, (b) the lease for Batavia, IL expires in July 2007, (c) the lease for Melbourne, FL is on a month to month basis, (d) the lease for Michigan Center, MI expires in October 2005, (e) the lease for Litinov, Czech Republic expires in April 2005, (f) the lease for Shanghai, China expires in November 2007, and (g) the lease for New Zealand expires in March 2005 and is then on a month to month basis for one year.

(2)	We closed our South Carolina plant and relocated its operations primarily to Kingsport, Tennessee and to other facilities during fiscal 2004.

(3)	We purchased land in Louney, Czech Republic in November 2003. No building activity has begun on this site. We are reviewing various options regarding the expansion of our manufacturing capabilities in the Czech Republic that may or may not include development of this land.

(4)	We entered into a short-term lease of manufacturing space in our CSE joint venture partner’s manufacturing plant. The lease expires in April 2005.

(5)	In April 2004, we entered into leases of two additional buildings, totaling 31,860 square feet, in Shanghai, China. The building A lease became effective May 1, 2004 and building B lease became effective November 1, 2004. The lease term for building A is 24 months and the lease term for building B is 18 months.

(6)	In April 2004, we amended the lease of our Guadalajara, Mexico plant to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed by September 1, 2004, at which time the amended lease became effective. We guaranteed approximately $0.2 million in future lease payments related to the amended lease. This is in addition to the guaranty of approximately $0.6 million related to the original lease. The amended lease expires August 31, 2014.

Item 3. LEGAL PROCEEDINGS

     In the normal course of business we are subject to various legal proceedings and claims. Based on the facts currently available, management believes that, subject to the qualifications expressed in the following paragraph, the ultimate amount of liability beyond reserves provided, if any, for any such pending actions in the ordinary course of business will not have a material adverse effect on our financial position.

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps causes our caps to infringe a patent held by it and is seeking damages. We have answered the complaint denying all allegations and asserting that Portola’s products do not infringe the Blackhawk patent and that the patent is invalid. Fact discovery has been completed, and discovery pertaining to the parties’ experts has not yet been commenced. The Court has completed the first phase of claim construction. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is privately held and no class of voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established trading market for any class of our common stock.

     We have two classes of common stock, Class A Common Stock and Class B Common Stock, Series 1 and Series 2. Shares of Class A Common Stock are not entitled to vote. Our Class B Common Stock, Series 1 and Class B Common Stock, Series 2 have the same voting rights, each share being entitled to one vote.

     As of October 31, 2004, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. As of October 31, 2004, there were approximately 195 holders of record of the 8,602,366 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,170,395 outstanding shares of Class B Common, Series 2. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding our common stock.

Dividend Policy

     We have not paid dividends on any class of our common stock. Furthermore, certain of our agreements, including the indenture related to our senior notes issued on January 23, 2004 and the fourth amendment to the amended and restated senior revolving credit facility entered into on January 23, 2004, restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

     During the period covered by this report, we issued and sold an aggregate of 2,560 shares of our Class B common stock, Series 1 to thirteen employees under our 1996 Employee Stock Purchase Plan. We received an aggregate of $10,880 from these sales. These securities were not registered under the Securities Act of 1933 in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering.

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth Portola’s selected consolidated historical financial data for each of the five years in the period ended August 31, 2004, which have been derived from the consolidated financial statements of Portola, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included elsewhere in this report. The following data should be read in conjunction with our consolidated financial statements and related notes, “Management’s discussion and analysis of financial condition and results of operations” and the other financial information included elsewhere in this report.

	Year ended August 31,
(Dollars in thousands)	2000	2001	2002	2003	2004
Consolidated statements of operations data:
Sales(1)	$208,919	$219,418	$210,757	$215,315	$242,507
Cost of sales(1)(2)	162,294	169,544	157,133	166,689	201,650

Gross profit	46,625	49,874	53,624	48,626	40,857
Selling, general and administrative	30,379	28,774	30,844	29,307	30,867
Research and development	2,922	3,096	3,069	4,729	6,209
Amortization of intangibles(3)	3,457	4,176	1,551	903	1,233
Goodwill impairment charge(4)	—	—	—	207	—
Restructuring costs(5)	493	1,939	—	405	3,809

	37,251	37,985	35,464	35,551	42,118

Income (loss) from operations	9,374	11,889	18,160	13,075	(1,261)
Interest income(6)	(75)	(75)	(1,083)	(120)	(212)
Interest expense	14,486	14,453	13,251	12,544	15,843
Amortization of debt issuance costs	428	718	756	777	2,545
Loss (gain) on sale of property plant and equipment(7)	106	(6,784)	(20)	30	(1,582)
Fixed asset impairment charge(8)	—	—	—	—	1,120
Loss on warrant redemption(9)	—	—	—	—	1,867
Minority interest (income) expense(10)	(118)	278	113	73	5
Equity (income) loss of unconsolidated affiliates, net(11)	469	37	(340)	(415)	(625)
Income on dissolution of joint venture(12)	—	—	(475)	—	—
Income on recovery of investments(13)	—	—	(1,103)	—	—
Other (income) expense, net(14)	(14)	158	246	(154)	(809)

	15,282	8,785	11,345	12,735	18,152

Income (loss) before income taxes	(5,908)	3,104	6,815	340	(19,413)
Income tax provision (benefit)	(2,165)	2,074	2,242	2,071	1,193

Net (loss) income	$(3,743)	$1,030	$4,573	$(1,731)	$(20,606)

	As of August 31,
	2000	2001	2002	2003	2004
Consolidated balance sheets data:
Working capital	$18,213	$18,665	$18,147	$10,449	$32,871
Total assets	154,335	149,635	136,589	132,773	189,225
Total debt	134,848	142,382	130,911	127,235	199,484
Redeemable warrants(15)(16)	12,630	10,510	10,359	10,302	—
Total shareholders’ equity (deficit)	(30,956)	(27,283)	(24,913)	(26,199)	(46,478)
Cash Flow Data:
Net cash provided by (used in) operating activities	17,578	15,020	24,291	14,294	(383)
Net cash used in investing activities	(11,717)	(4,102)	(10,927)	(10,582)	(53,038)
Net cash (used in) provided by financing activities	(4,304)	(11,569)	(12,135)	(3,870)	61,089
Other data:
Closure unit volume (in millions) (unaudited)	11,939	12,871	12,693	12,337	12,174
Closure unit volume growth (unaudited)	(2.4)%	7.8%	(1.4)%	(2.8)%	(1.3)%
EBITDA(17)	29,862	40,223	40,112	31,627	17,160
Depreciation and amortization(2)	20,856	21,948	19,290	17,966	18,185
Amortization of debt issuance costs	428	718	756	777	2,545
Capital expenditures	10,943	14,088	10,488	11,081	22,150
Fixed charge coverage ratio	0.63x	1.19x	1.45x	1.02x	0.03x

See next page for notes to selected consolidated financial data.

Notes to selected consolidated financial data

(1)	During the fourth quarter of fiscal 2001, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 00–10, “Accounting for Shipping and Handling Fees and Costs,” which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, we included both shipping revenues and shipping and handling charges in cost of sales. We adopted EITF Issue 00–10 in the fourth quarter of fiscal 2001 and reclassified the previously reported results for fiscal 2000 to conform with the new standard, which had no effect on net income (loss). The effect of this accounting policy change was to increase revenue and cost of sales during the fiscal 2001 and 2000 by $5.1 million and $5.9 million, respectively.

(2)	Management performed a detailed analysis and also researched industry averages concerning the average life of molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004.

(3)	Includes amortization of patents and technology licenses, tradename, covenants not–to–compete and customer relationships for all years presented and also includes goodwill amortization for fiscal 2001 and 2000. Effective September 1, 2001, we chose early adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets, at which time the amortization of goodwill ceased.

(4)	At August 31, 2004 and 2003, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States–Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States–CFT. Based on this review, no impairment was recognized during fiscal 2004 and we recorded a $0.2 million impairment related to Shanghai Portola Packaging Company Limited in fiscal 2003.

(5)	We incurred restructuring costs of $3.8 million during fiscal 2004, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1.4 million for employee severance costs. As of August 31, 2004, approximately $2.7 million had been charged against the restructuring reserve for the employee severance costs. We anticipate that the majority of the accrual balance will be paid within twelve months from the end of fiscal 2004. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. During the third quarter of fiscal 2004, we completed the sale of our manufacturing facility in Chino, California at a net sales price of $3.3 million and recognized a gain of $1.0 million. In July 2004, we also completed the sale of our manufacturing facility in San Jose, California at a net sales price of approximately $3.2 million and recognized a gain of $0.6 million in the fourth quarter of fiscal 2004. The operations from the Sumter, South Carolina plant have been relocated primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within Portola. In connection with the closure of manufacturing operations in Sumter, we identified the facility would not be utilized in the near term and recognized an impairment charge of $1.1 million on the plant building in Sumter, South Carolina in the fourth quarter of fiscal 2004.

During the second quarter of fiscal 2003, we implemented a restructuring plan to reduce our work force. During fiscal 2003, we incurred restructuring charges of $0.4 million for employee severance costs. The restructuring resulted in the termination of nine employees in general and administration, two employees in customer service, one employee in research and development and two employees in sales.

During the first quarter of fiscal 2001, we implemented a restructuring plan involving the relocation of our New Castle, Pennsylvania closure operation to Sumter, South Carolina and Kingsport, Tennessee, and the relocation of the Cap Snap Equipment Manufacturing group from San Jose, California to New Castle, Pennsylvania. These relocations affected approximately 88 employees. We recorded restructuring charges during fiscal 2001 totaling approximately $1.9 million, which consisted of approximately $0.9 million for employee severance costs and approximately $1.0 million for the non–cash write–down of certain assets. During the fourth quarter of fiscal 2000, we effected a reduction in work force that affected 22 employees. In connection with the reduction in work force, we recorded restructuring charges in the fourth quarter of fiscal 2000, totaling approximately $0.5 million, which were primarily for employee severance costs.

(6)	Interest income includes income on the revaluation of redeemable warrants to purchase shares of our Class A Common Stock, and in fiscal 2002, interest income also included $0.8 million recognized on the recovery of an investment in Sand Hill Systems, Inc., an entity in which our chief executive officer and certain other officers held a financial interest. See Note 15 of the Notes to our consolidated financial statements.

(7)	Loss (gain) on sale of property, plant and equipment includes a $1.6 million gain on the sale of our manufacturing buildings in Chino and San Jose, California in fiscal 2004, and a $6.8 million gain on the sale of real estate in San Jose, California in fiscal 2000.

(8)	We identified the facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to our Sumter, South Carolina building. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility.

(9)	Represents loss on warrant redemption in fiscal 2004 (see Note 15 to selected consolidated financial data below).

(10)	Represents minority interest expense for our consolidated subsidiaries that are not wholly owned.

(11)	Represents equity (income) loss relating to our 50% interest in Capsnap Europe Packaging GmbH.

(12)	Represents income on recovery on our investment in Sand Hill Systems, Inc. as described in Note 15 of the Notes to our consolidated financial statements.

(13)	Represents income relating to the forgiveness of debt in the dissolution of one of our joint ventures.

(14)	Other expense (income), net principally includes foreign currency gains and losses.

(15)	We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8¼% senior notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model.

(16)	As of June 30, 2001, we applied EITF Issue 00–19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The effect of the application of Issue 00–19 was to reclassify our redeemable warrants from temporary equity to a liability on June 30, 2001.

(17)	EBITDA represents, for any relevant period, income (loss) before interest expense, taxes, depreciation of property, plant and equipment, amortization of debt issuance costs and amortization of intangibles. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

	Year ended August 31,
(Dollars in thousands)	2000	2001	2002	2003	2004
Consolidated net (loss) income	$(3,743)	$1,030	$4,573	$(1,731)	$(20,606)
Add: Interest expense	14,486	14,453	13,251	12,544	15,843
Taxes	(2,165)	2,074	2,242	2,071	1,193
Depreciation and amortization	20,856	21,948	19,290	17,966	18,185
Amortization of debt issuance costs	428	718	756	777	2,545

EBITDA	$29,862	$40,223	$40,112	$31,627	$17,160

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10–K. This discussion contains forward–looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk factors” section of this Form 10–K. Our actual results may differ materially from those contained in any forward–looking statements.

Overview

     We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non–carbonated beverage and institutional foods markets. We also design, manufacture and sell closures and containers for the cosmetics, fragrance and toiletries (“CFT”) market. Our products provide our customers with a number of value–added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak–proof. Our financial statements for the year ended August 31, 2004 include PTI’s results beginning September 19, 2003.

     As of August 31, 2004, we had the following principal holding and operating subsidiaries:

Portola Allied Tool, Inc.—U.S.
Northern Engineering and Plastics Corporation—U.S.
Portola Tech International, Inc.—U.S.
Portola Ltd.—U.K.
Portola Packaging Limited—U.K.
Portola Packaging Canada Ltd.—Canada
Portola Packaging Inc. Mexico, S.A. de C.V.—Mexico
Shanghai Portola Packaging Company Limited—Republic of China
Portola Holding (Asia Pacific) Limited—Hong Kong
Portola GmbH—Austria
Portola s.r.o.—Czech Republic
Portola Packaging (ANZ) Limited – New Zealand

     All of these subsidiaries, except Portola Packaging (ANZ) Limited, are restricted subsidiaries under the indenture governing our $180 million in aggregate principal amount of 8 1/4% senior notes that we issued in January 2004. The following subsidiaries are restricted subsidiaries under the terms of our senior revolving credit facility entered into in January 2004: Portola Allied Tool, Inc., Northern Engineering and Plastics Corporation, PTI, Portola Ltd., Portola Packaging Limited, Portola Packaging Canada Ltd., and Portola Packaging, Inc. Mexico, S.A. de C.V. Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing our senior notes and the terms of our senior credit facility. Unrestricted subsidiary status imposes limitations on our ability and the ability of our restricted subsidiaries to finance the operations of unrestricted subsidiaries.

Critical accounting policies and estimates

     General. The consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to “Management’s discussion and analysis of financial condition and results of operations.” The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re–evaluate these factors and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.2 million as of both August 31, 2004 and August 31, 2003.

     Revenue recognition. We follow Staff Accounting Bulletin 104, “Revenue Recognition,” in recognizing revenues within our financial statements. This bulletin requires, among other things, that revenue be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and when we have no significant remaining obligations related to the sale.

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

     Depreciation lives. We periodically evaluate the depreciable lives of our fixed assets. Management performed detailed analysis and also researched industry averages concerning the average mold life of molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004.

     Impairment of assets. We periodically evaluate our property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. We identified the facility would not be utilized in the near term and recorded an impairment loss of $1.1 million during the fourth quarter of fiscal 2004 for the write down of our Sumter, South Carolina facility to fair market value based on a real estate appraisal performed by a third party. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations primarily to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility. We recorded an impairment loss of $0.2 million during fiscal 2003 for goodwill related to our purchase of the remaining 45% interest in Shanghai Portola Packaging Company Limited in March 2000.

     Impairment of Goodwill. Effective September 1, 2001, we adopted SFAS No. 142 for existing goodwill and other identifiable assets and at August 31, 2002, we used the EBITDA multiplier methodology to measure goodwill by operating unit and reviewed it for impairment. Based on this review, we did not record an impairment loss during fiscal 2002. The effect of the adoption was to eliminate goodwill amortization expense of $2,639 in fiscal 2002. During the fourth quarter of fiscal 2004, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States – CFT. Based on this review, we did not record an impairment loss during fiscal 2004.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $16.3 million and $4.0 million against net deferred tax assets as of August 31, 2004 and August 31, 2003, respectively.

     Foreign currency translation. Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Income and expense items are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions and the revaluation of certain intercompany debt are included in determining net income (loss).

     Impact of equity issuances. We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8¼% senior notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00–19, the change in the price of the warrants of $57,000 and $58,000 was recognized as interest income during fiscal 2004 and 2003, respectively.

Results of operations

Fiscal year ended August 31, 2004 compared to fiscal year ended August 31, 2003

     Sales. Sales increased $27.2 million, or 12.6%, from $215.3 million for fiscal 2003 to $242.5 million for fiscal 2004. This increase was mainly attributable to our acquisition of PTI in September 2003, which contributed sales of $27.8 million during the fiscal year. Sales by our Canadian operations increased $4.4 million due to higher average selling prices and increased product sales, primarily in the bottle operations and, to a lesser extent, in the closure operations. Sales by our U.K. operations increased $4.7 million due primarily to increased product sales in the closure operations and, to a lesser extent, favorable foreign exchange rate changes. Sales by our China operations increased $3.0 million primarily due to increased product sales in the closure operations and, to a lesser extent, increased sales in our advanced molding division that produces plastic parts for the high technology market. Sales by our Mexico operations increased $1.4 million due to increased product sales in the closure operations due to stronger market demand, including incremental new volume from Mexico’s largest dairy. Sales by Allied Tool increased $0.9 million due to timing of orders and increased market share. In addition, our Austria operations that we established in fiscal 2004 contributed $0.4 million to sales. Offsetting these increases were decreased sales of $13.1 million in United States closures sales. The primary reasons for the decrease were reduced sales volumes due to a loss of customers, particularly in the high volume 38mm dairy closure market, pricing pressures from competitors affecting a number of customers and reduced sales volumes for certain higher priced and higher margin 110mm closures as compared to fiscal 2003 as the market shifted towards screw caps. The downward pressure on pricing stabilized toward the end of the fiscal year. U.S. equipment sales decreased $2.2 million due to lower customer orders as a result of weakness in the equipment market.

     During fiscal 2004, our top ten customers accounted for approximately 34% of our sales. During fiscal 2004 and 2003, no customer accounted for 10% of total sales.

     Gross profit. Gross profit decreased $7.7 million to $40.9 million for fiscal 2004 from $48.6 million for fiscal 2003 and decreased as a percentage of sales from 22.6% in fiscal 2003 to 16.8% in fiscal 2004. Gross profit decreased primarily due to margin decreases in the United States, United Kingdom and Mexico operations. In the United States, margins were negatively impacted by intense pricing pressures from competitors affecting a number of 38mm dairy products and customers, increases in resin prices, as we are generally obligated to delay price increases to contract customers from thirty to ninety days, increased production capacities brought on line by our competitors for products of ours that are no longer patent protected, and reduced sales volumes primarily for our 110mm product line which has both higher prices and higher margins. U.S. equipment margins decreased due to higher costs, primarily in materials and labor, as well as an increase in inventory reserves for slow-moving material. In the United Kingdom, margins were negatively impacted by increased competition and industry over capacity, which led to lower pricing, primarily in the dairy closure market and, to a lesser extent, by increases in resin prices. In Mexico, margins were negatively impacted primarily due to increased expenses related to the importation of a compression molded 38mm product produced in our Batavia, Illinois plant. The Mexico plant added capacity to produce this closure locally beginning in the fourth quarter of fiscal 2004. In addition, Mexico’s margins were negatively impacted due to pricing pressures from competitors affecting a number of high volume closure products. These margin decreases in the U.S., U.K. and Mexico were partially offset by increases in gross profit related to our acquisition of PTI in September 2003. In addition, as of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004, which would have had a negative impact on gross profit (see Note 6 of the Notes to Consolidated Financial Statements).

     In addition, we incurred one-time relocation and plant consolidation expenses of $1.9 million related to the consolidation of seven manufacturing facilities into five facilities in the U.S. closures operations. We also incurred one-time facility refurbishment costs of $0.5 million related to the acquisition of PTI’s plant in Woonsocket, Rhode Island. These expenses were charged to cost of sales for fiscal 2004.

     Overall, fiscal 2004 direct materials, labor and overhead costs represented 39.4%, 18.0% and 25.8% of sales, respectively, compared to fiscal 2003 percentages of 36.9%, 15.6% and 24.9%. Direct material costs as a percentage of sales increased for fiscal 2004 from fiscal 2003 primarily due to increased resin prices. In addition, direct materials, labor and overhead costs increased as a percentage of sales in fiscal 2004 compared to fiscal 2003 due to the decrease in volume of higher margin products noted above.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.6 million from $29.3 million in fiscal 2003 to $30.9 million in fiscal 2004 and decreased as a percentage of sales from 13.6% for fiscal 2003 to 12.7% for fiscal 2004. Expenses increased $2.7 million as a result of the PTI acquisition. In addition, $0.6 million of expenses were incurred for new international operations located in Austria and the Czech Republic. These increases were partially offset by reductions of personnel in our U.S. corporate offices and closure operations and, to a lesser extent, lower U.S. sales commission expense.

     Research and development expenses. Research and development expenses increased $1.5 million from $4.7 million in fiscal 2003 to $6.2 million in fiscal 2004, and increased as a percentage of sales from 2.2% in fiscal 2003 to 2.6% in fiscal 2004. Expenses increased $1.2 million as a result of the PTI acquisition. The remaining increases were due primarily to increased prototype expenses related to new products and increased patent legal expenses.

     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradename, covenants not–to–compete and customer relationships) increased $0.3 million to $1.2 million for fiscal 2004 from $0.9 million in fiscal 2003. This increase was primarily due to the amortization of PTI intangible assets acquired in September 2003.

     Restructuring costs. During fiscal 2004, we incurred restructuring charges of $3.8 million for employee severance costs related to the closing and relocation of our three plants in Chino and San Jose, California and Sumter, South Carolina and reductions in our workforce in research and development and selling, general and administrative staffs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The move was completed during the third quarter of fiscal 2004. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other domestic facilities. As of August 31, 2004, approximately $2.7 million had been charged against the restructuring reserve for the employee severance costs. Management anticipates the reserve balance of $1.4 million will be paid within twelve months from the end of fiscal 2004. We expect to incur additional restructuring charges in fiscal 2005 as we continue our efforts to become one of the most cost effective and efficient producers in our industry.

     Income from operations. Due to the effect of the factors summarized above, income from operations decreased $14.4 million to a loss of $1.3 million for fiscal 2004 from income of $13.1 million for fiscal 2003.

     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, gain or loss on the sale of property, plant and equipment, fixed asset impairment charge, minority interest expense, equity income of unconsolidated affiliates, foreign currency transaction (gain) and loss, and loss on warrant redemption.

     Interest income increased $0.1 million to $0.2 million during fiscal 2004 from $0.1 million in fiscal 2003, primarily due to interest earned on $7.9 million of cash held in an investment account with respect to the pending self-tender offer for our common stock. Interest expense increased by $3.3 million to $15.8 million in fiscal 2004 from $12.5 million in fiscal 2003 primarily due to the issuance in January 2004 of $180.0 million in aggregate principal amount of 8¼% senior notes due 2012. Due to the 30-day call notice and timing of the repurchase of the $110.0 million in aggregate principal amount of 10¾% senior notes due 2005, we paid approximately 30 days of duplicative interest on the $110.0 million in aggregate principal amount of 10¾% senior notes due 2005 and accrued 30 days of interest on the $180.0 million in aggregate principal amount of 8¼% senior notes due 2012. In addition, the interest expense is $0.8 million higher per quarter due to the increase in the aggregate principal amount of outstanding senior notes from $110.0 million to $180.0 million, which is partially offset by the decrease in interest rates from 10¾% to 8¼%.

     Amortization of debt issuance costs totaled $2.5 million in fiscal 2004 compared with $0.8 million in fiscal 2003. We wrote off financing fees related to the $110.0 million in aggregate principal amount of 10¾% senior notes due 2005. In addition, amortization expense increased due to debt issuance costs capitalized related to the financing of the $180.0 million in aggregate principal amount of 8¼% senior notes due 2012 and the fourth amendment of our senior secured credit facility due 2009.

     We recognized a net gain of $1.6 million on the sale of property, plant and equipment during fiscal 2004, due to the sale of our manufacturing buildings in Chino and San Jose, California, compared to a net loss of $30,000 incurred during the same period of fiscal 2003. Partially offsetting this gain, was an asset impairment loss of $1.1 million related to our Sumter, South Carolina building. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations primarily to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility and we have written the building down to its fair market value of $0.9 million.

     We recognized a gain of $1.0 million on foreign exchange transactions for fiscal 2004 compared to a gain of $0.3 million in fiscal 2003.

     During fiscal 2004, we repurchased two warrants to purchase our Class A common stock and incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.

     Income tax provision. The income tax provision for fiscal 2004 was $1.2 million on loss before income taxes of $(19.4) million, compared to an income tax provision of $2.1 million in fiscal 2003 on income before income taxes of $0.3 million. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and the reversal of a valuation allowance in fiscal 2004 that was provided in prior years for our China operations.

     Net loss. Net loss was $20.6 million in fiscal 2004 compared to a net loss of $1.7 million in fiscal 2003.

Fiscal year ended August 31, 2003 compared to fiscal year ended August 31, 2002

     Sales. Sales increased $4.5 million, or 2.2%, from $210.8 million for fiscal 2002 to $215.3 million for fiscal 2003. The increase in sales for fiscal 2003 from fiscal 2002 was mainly attributable to increased sales of $4.6 million in Canada, $3.3 million in the United Kingdom and $0.4 million in Mexico primarily due to increased unit pricing as a result in increased resin prices, and increased volume growth due to increased market share. Offsetting these increases were decreased sales of $3.8 million in our United States operations due to decreased sales volume with certain customers, as well as dairy customer consolidation, which resulted in lower selling prices for certain products.

     During fiscal 2003, our top ten customers accounted for approximately 38% of our sales and no customer accounted for 10% of total sales. During fiscal 2002, one customer accounted for approximately 10% of total sales.

     Gross profit. Gross profit decreased $5.0 million to $48.6 million for fiscal 2003 from $53.6 million for fiscal 2002 and decreased as a percentage of sales from 25.4% in fiscal 2002 to 22.6% in fiscal 2003. The margin decrease occurred primarily in the United States, Canada and United Kingdom operations, and was primarily due to increases in resin prices, increased sales of lower margin products, dairy customer consolidation, (which resulted in lower selling prices for certain products), increased competition affecting certain products due to the expiration of patents previously held by us, and, to a lesser extent, increased employee costs.

     Overall, fiscal 2003 direct materials, labor and overhead costs represented 36.9%, 15.6% and 24.9% of sales, respectively, compared to fiscal 2002 percentages of 33.8%, 15.1% and 25.7%. Direct materials costs as a percentage of sales increased for fiscal 2003 from fiscal 2002 due to increased resin prices.

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

     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents, acquisition costs, technology, trade name and covenants not–to–compete) decreased $0.5 million, or 28.4%, to $1.1 million for fiscal 2003 from $1.6 million in fiscal 2002. This decrease was due to certain intangibles related to the acquisitions of Portola Allied and Portola Consumer being fully amortized in March 2002 and June 2002, respectively, offset by an impairment loss of $0.2 million included in amortization expense in fiscal 2003.

     Restructuring costs. During the second quarter of fiscal 2003, we announced a restructuring plan to reduce our work force. During fiscal 2003, we incurred restructuring charges of $0.4 million for employee severance costs. The restructuring resulted in the termination of nine employees in general and administration, two employees in customer service, one employee in research and development and two employees in sales. As of August 31, 2003, approximately $0.3 million had been charged against the restructuring reserve for the employee severance costs.

     Income from operations. Due to the effect of the factors summarized above, income from operations decreased $5.1 million, or 28.0%, to $13.1 million for fiscal 2003 from $18.2 million for fiscal 2002 and decreased as a percentage of sales from 8.6% in fiscal 2002 to 6.1% in fiscal 2003.

     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity (income) loss of unconsolidated affiliates, net gain or loss on the sale of property, plant and equipment, income on dissolution of a joint venture, income on recovery of a note receivable and other expense, net.

     Interest income decreased $1.0 million to $0.1 million during fiscal 2003 from $1.1 million in fiscal 2002, primarily due to $0.8 million of interest income recognized in fiscal 2002 with respect to a promissory note payable to us by Sand Hill Systems, Inc. (the “SHS Note”) in connection with a related party transaction described in “Related party transactions” and Note 15 of the Notes to Consolidated Financial Statements. In addition, we recognized income of $58,000 as a result of the change in the fair market value of our outstanding warrants as of August 31, 2003 as compared to $151,000 as of August 31, 2002. Interest expense decreased by $0.8 million to $12.5 million in fiscal 2003 from $13.3 million in fiscal 2002. This decrease was primarily due to the decrease in borrowings on the revolving credit facility and the effect of a decrease in the LIBOR rate. Amortization of debt issuance costs totaled $0.8 million in both fiscal 2003 and 2002.

     In fiscal 2002, we recognized income of $0.5 million on the dissolution of a joint venture (see Note 2 of the Notes to Consolidated Financial statements) and recognized income of $1.1 million on the recovery with respect to the SHS Note. (See Note 15 of the Notes to Consolidated Financial Statements). We recognized a net loss of $30,000 on the sale of property, plant and equipment during fiscal 2003, compared to a gain of $20,000 recognized on the sale of property, plant and equipment during the same period in fiscal 2002.

     Income tax provision. The income tax provision for fiscal 2003 was $2.1 million on income before income taxes of $0.3 million, compared to an income tax provision of $2.2 million in fiscal 2002 on income before income taxes of $6.8 million. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions and for a portion of our domestic jurisdictions.

     Net (loss) income. Net loss was $1.7 million in fiscal 2003 compared to net income of $4.6 million in fiscal 2002.

Liquidity and capital resources

Fiscal year ended August 31, 2004 compared to fiscal year ended August 31, 2003

     In recent years, we have relied primarily upon cash from operations and borrowings from financial institutions to finance our operations and fund capital expenditures and acquisitions. At August 31, 2004, we had cash and cash equivalents of $12.2 million, an increase of $7.9 million from August 31, 2003. Of the $12.2 million, we had allocated $7.9 million for our repurchase of our common stock in connection with our pending tender offer for shares of our common stock, which was authorized under the terms of the indenture relating to the $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012. The amount allocated for such repurchase is now $2.5 million (see the last paragraph under “Financing Activities” below). On October 27, 2004, we extended the tender offer through at least January 15, 2005. Excluding the $7.9 million in cash allocated for the repurchase of shares as of August 31, 2004, cash increased by $56,000 to $4.3 million at August 31, 2004.

     Operating activities. Net cash (used in) provided by operations totaled $(0.2) million and $14.3 million in fiscal 2004 and 2003, respectively. Net cash used in operations for fiscal 2004 was principally the result of our net loss, largely offset by non–cash charges for depreciation and amortization and an aggregate of $6.8 million of non-cash items included in other (income) expense. See Notes 2 and 15 of the Notes to Consolidated Financial Statements. Working capital (current assets less current liabilities) increased $22.5 million to $32.9 million as of August 31, 2004 from $10.4 million as of August 31, 2003. $7.9 million of the increase consisted of cash allocated for our repurchase of shares of our common stock under our pending tender offer and $9.0 million of the increase was due to the elimination of the current portion of the liability for our warrants due to our repurchase of the Class A Common Stock warrants in the second and third quarters of fiscal 2004 and the remainder was due to the acquisition of PTI. These increases in working capital were offset by a decrease in operating cash.

     Investing activities. Cash used in investing activities was $53.2 million in fiscal 2004 as compared to $10.6 million in fiscal 2003. In fiscal 2004, cash used in investing activities consisted primarily of $36.6 million for the acquisition of PTI, including transaction costs, $22.2 million for additions to property, plant and equipment and $1.1 million for intangible and other assets, offset in part by $6.6 million in proceeds from sale of property, plant and equipment. During fiscal 2004, we completed sales of our manufacturing facilities in Chino and San Jose, California at net sales prices of $3.3 million and $3.2 million, and recognized gains of $1.0 million and $0.6 million, respectively.

     Our total capital expenditures for fiscal 2004 totaled $22.2 million. This amount was substantially greater than the level of capital expenditures in preceding years. The increase in capital expenditures was primarily due to costs associated with the U.S. consolidation of seven domestic closure facilities into five, expansion of our operations in China to produce certain of PTI’s products, leasehold improvement costs associated with our leased facility in the Czech Republic and our purchase of assets from a producer of dairy closures in the U.K. (See Note 2 of the Notes to Consolidated Financial Statements). Our projected total capital expenditures for fiscal 2005 are expected to be more consistent with previous years.

     Financing activities. At August 31, 2004, we had total indebtedness of $199.5 million, $180.0 million of which was attributable to our 8¼% senior notes due 2012. Of the remaining indebtedness, $19.4 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease obligations.

     On September 19, 2003, we entered into an amendment to the credit agreement that provided our senior secured credit facility in connection with our purchase of PTI, increasing the credit facility to $54.0 million, subject to a borrowing base of eligible receivables and inventory plus net property and equipment. The amended agreement also contained covenants similar to those in the amended, restated senior secured credit agreement existing at February 28, 2003. An unused fee was payable under the facility based on the total commitment amount less the balance outstanding plus the average daily aggregate amount of outstanding letter of credit liability, at the rate of 0.50% per annum. Interest payable was based on, at our election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50%.

     On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of 8¼% senior notes due February 1, 2012. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004, and the first interest payment was made on August 1, 2004. The indenture under which the senior notes were issued contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

     Concurrently with the offering of $180.0 million in aggregate principal amount of our 8¼% senior notes on January 23, 2004, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. In addition, we must meet a quarterly fixed charge ratio as defined in the November 24 Amendment. The fixed charge coverage ratio as revised in the November 24 Amendment equaled 0.95 to 1.0, for the measurement period ended on August 31, 2004. For the fourth quarter and fiscal year ended 2004, we were in compliance with the fixed charge coverage ratio. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance.

     Our senior secured credit agreement as amended and the indenture governing our 8¼% senior notes contain a number of significant restrictions and covenants as discussed above. While the November 24 Amendment reduced important fixed charge coverage ratios under the secured credit agreement favorably to us, it requires improvements in this ratio from current levels beginning with the quarter ending August 31, 2005. Adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with these and other financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase up to 1,319,663 shares of our common stock, representing approximately 11% of our outstanding shares of common stock, at a purchase price of $5.80 per share in cash. Stockholders as of March 5, 2004 are eligible to tender their shares of our common stock. We subsequently extended the offer three times, most recently on October 27, 2004, when we extended the offer through January 15, 2005. We have the right to amend the terms of the tender offer further. Under the terms of the indenture governing our senior notes, a self-tender is permitted any time provided it is completed prior to March 31, 2005. Under the terms of the November 24 Amendment, however, we are limited to purchasing a number of our shares having a maximum aggregate value of $2.5 million, subject to certain conditions concerning future performance. Accordingly, the number of shares that can be purchased if the self-tender is completed is substantially less than the number originally offered to be purchased.

     Cash and cash equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed. As of August 31, 2004, however, continuing sales declines and increased costs of raw materials, among other factors, had adversely affected our financial condition. We had $12.2 million in cash and cash equivalents as of August 31, 2004, of which $7.9 million was allocated for our self-tender offer, and our unused borrowing capacity under the senior secured credit facility was approximately $13.5 million after deducting a minimum availability requirement of $5.0 million.

     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt to meet our applicable debt covenants and to fund our other liquidity needs, but for the reasons stated above, we cannot assure you that this will be the case. In this respect we note that trends for the past two years in our sales, competitive pressures and costs of raw materials have not been favorable. Elements of our financial performance, including run-rate, are likely to remain at currently depressed levels relative to historical performance during fiscal 2005. Further, while we believe that these trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur during fiscal 2005.

Fiscal year ended August 31, 2003 compared to fiscal year ended August 31, 2002

     Operating activities. Net cash provided by operations totaled $14.3 million and $24.4 million in fiscal 2003 and 2002, respectively. Net cash provided by operations for fiscal 2003 was principally the result of non–cash charges for depreciation and amortization offset, in small part, by our net loss. Net cash provided by operations for fiscal 2002 was the result of net income plus non–cash charges for depreciation and amortization, offset by an aggregate of $2.7 million of non–cash items included in other (income) expense. See Notes 2 and 15 of the Notes to Consolidated Financial Statements. Working capital decreased $7.7 million to $10.4 million as of August 31, 2003 from $18.1 million as of August 31, 2002, primarily due to the re–classification of warrants with a carrying value of $9.0 million as current due to their expiration in June 2004, in addition to increases in accounts payable and a decrease in inventory, offset in part by an increase in accounts receivable.

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

     Financing activities. At August 31, 2003, we had total indebtedness of $127.2 million, $110.0 million of which was attributable to our 10¾% senior notes due 2005. Of the remaining indebtedness, $6.6 million was attributable to our senior credit facility and $0.3 million was principally composed of capital lease obligations. In addition, our total indebtedness at August 31, 2003 included redeemable warrants with a carrying value of $10.3 million. See Note 10 of the Notes to Consolidated Financial Statements for additional information on the redeemable warrants.

     Cash and cash equivalents. At August 31, 2003, we had $4.3 million in cash and cash equivalents as well as borrowing capacity of approximately $34.2 million under the $50.0 million revolving credit facility, less a minimum availability requirement of $3.0 million.

Off-balance sheet arrangements

     We own a 50% interest in Capsnap Europe Packaging GmbH (“CSE”). CSE is an unconsolidated, 50% owned Austrian joint venture company that sells five-gallon closures and bottles that are produced by Portola Packaging Limited (UK). CSE has a 50% ownership interest in Watertek, a joint venture Turkish company, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas, that is selling our products in Greece. In 2003, CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three-year term. Our portion of the results of these joint venture operations is reflected in other (income) expense, net. See “Contractual Obligations” and Note 9 of the Notes to Consolidated Financial Statements.

Contractual obligations

     The following sets forth our contractual obligations as of August 31, 2004:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations:	(dollars in thousands)
Long-Term Debt, including current portion:
Senior Notes (1)	$180,000	—	—	—	$180,000
Revolver (2)	$19,349	—	—	$19,349	—
Capital Lease Obligations (3)	$135	$82	$53	—	—
Operating Lease Obligations (4)	$35,274	$4,053	$6,169	$5,488	$19,564
Guarantees (5)	$1,569	—	$426	—	$1,143

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8¼% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment commenced August 1, 2004. The indenture governing the senior notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into amendments to this senior secured credit facility on May 21, 2004 and November 24, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. In addition, we must meet a quarterly fixed charge ratio. The fixed charge coverage ratio as revised in the November 24 Amendment equaled 0.95 to 1.0 for the measurement period ended on August 31, 2004. For the fourth quarter and fiscal year ended 2004, we were in compliance with the fixed charge coverage ratio. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on at our election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2004 was $4.3 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.3 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK). We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.4 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2004.

In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. Our Mexican operations relocated to the new building during May 2001. We guaranteed approximately $0.6 million in future lease payments relating to the lease as of May 31, 2004. In April 2004, we amended the lease of our Mexican building to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed in September 2004, at which time the amended lease became effective. At the time the expansion was completed, we guaranteed approximately $0.2 million in additional future lease payments related to the amended lease.

Related party transactions

     We enter into certain related party transactions throughout the course of our business. In connection with the financing transactions related to the $180.0 million offering of our 8¼% senior notes due 2012, we paid fees of $5.0 million to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1.1 million to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $0.4 million to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (Mr. Tomlinson was one of our directors until February 29, 2004, and he is a partner in Tomlinson Zisko LLP), and $69,000 to Themistocles Michos (our Vice President, General Counsel and Secretary) for services rendered. We also repurchased a warrant from JPMorgan Partners for $10.7 million, resulting in the recognition of a loss totaling $1.7 million. In addition, we paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson resigned from the Board on February 29, 2004.

     Related party sales of $9.6 million and $2.8 million for the fiscal 2004 and 2003, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements.

Raw material price volatility

     Most of our closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, we have been able to pass on increases in resin prices directly to our customers, subject to delays because of contractual provisions, although that practice has proven more difficult in the past three years because of increased price competition in the beverage related markets. PTI has only one contract with a customer that allows price increases due to increases in raw material costs.

Seasonality

     Our sales and earnings reflect a slightly seasonal pattern as a result of greater sales volumes during the summer months. As such, 47% and 48% of sales occurred in the first half of the year (September through February) while 53% and 52% of sales were generated in the second half (March through August) of fiscal 2004 and 2003, respectively.

Income taxes

     The relationship of income tax expense to income before income taxes is affected primarily by not providing a benefit for losses generated in certain foreign jurisdictions and a portion of our domestic operations and, in fiscal 2001, by non–deductible goodwill arising from our acquisitions. See Note 13 of the Notes to Consolidated Financial Statements.

Recent accounting pronouncements

Effective September 1, 2002, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for fiscal 2004.

Effective September 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long–lived assets. SFAS No. 144 requires long–lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long–lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. We identified the facility would not be utilized in the near term and recognized an impairment charge of $1.1 million on the building in Sumter, South Carolina during fiscal 2004 (Note 4).

Effective September 1, 2002, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or to a disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one–time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred–compensation contract. Previous accounting guidance was provided by EITF Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94–3 and was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004 and 2003, we incurred restructuring charges of $3.8 million and $0.4 million, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 4).

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 became effective for any guarantees that are issued or modified after December 31, 2002. The recognition provisions of FIN 45 did not have a material impact on our results of operations or financial condition for fiscal 2004, as there were no new guarantees or significant modifications of existing guarantees during fiscal 2004.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46–e, which allows public entities that meet certain criteria to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to our first interim period ending December 15, 2004. Management is currently analyzing the impact of FIN 46 as it relates to our joint ventures to determine if the joint ventures’ financial statement will need to be consolidated with our consolidated financial statements.

Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amended SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for fiscal 2004.

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

     As of August 31, 2004, our total indebtedness was approximately $199.5 million. $180.0 million of this amount represented the aggregate principal amount of our 8¼% senior notes due 2012, $19.4 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, we have a total shareholders’ deficit of $46.5 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our senior notes. Among other things, our indebtedness may:

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

     Future adverse changes in our operating results or other negative developments, such as increases in interest rates or in resin prices, shortages of resin supply or decreases in sales of our products, could result in our being unable to comply with the fixed charge coverage ratio and other financial covenants in our senior secured credit facility. If we fail to comply with any of our loan covenants in the future and are unable to obtain waivers from our lenders, we could be declared in default under these agreements, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Our 8¼% senior notes are effectively subordinated to all of our secured debt, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes.

     Our 8¼% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 17 of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding our restricted and unrestricted subsidiaries.

We may be unable to purchase our 8¼% senior notes upon a change of control.

     Upon a change of control of Portola (as defined in the indenture governing our 8¼% senior notes), each holder of senior notes will have certain rights to require us to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under our senior secured credit facility and, since indebtedness under the credit facility effectively ranks senior in priority to indebtedness under the senior notes, we would be obligated to repay indebtedness under the credit facility in advance of indebtedness under our senior notes. Our repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings that we may enter into from time to time, including agreements relating to secured indebtedness. Failure by us to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the senior secured credit facility is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facility or (ii) five business days after receipt by us of written notice of such acceleration. In the event all of the senior notes are declared due and payable, our ability to repay the senior notes would be subject to the limitations referred to above.

Risks related to our business

We have only recently completed the integration of PTI with the beverage product elements of our company, and we may not realize the anticipated benefits of this acquisition on a timely basis or at all.

     The integration of PTI with our other operations is substantially completed. Nonetheless, we may not realize the expected operating efficiencies, growth opportunities and other benefits of the transaction that we anticipated at the time of the acquisition or may realize them later than planned. Our management was not initially experienced in the sales and marketing of CFT products, and we depend significantly on the sales and marketing capabilities of inherited PTI management. Although most of PTI’s management have continued in the roles they performed prior to the acquisition, we cannot assure you that they will continue to do so in the future.

     The integration of PTI’s accounting records and systems into our own information and reporting systems has resulted in adjustments to PTI’s historical financial statements. We filed a form 8-K/A with the SEC on February 9, 2004 amending historical financial statements of PTI to adjust the amount of revenue and cost of sales previously reported on a Form 8-K/A filed with the SEC on December 4, 2003.

We may be subject to pricing pressures and credit risks due to consolidation in our customers’ industries, and we do not have long–term contracts with most of our customers.

     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. During fiscal 2004, our top ten customers accounted for approximately 34% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.

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

     We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. We are experiencing significant competition from existing competitors with entrenched positions, and we may encounter new competitors with respect to our existing product lines as well as with respect to new products we might introduce. We have experienced a negative impact due to competitor pricing, and this impact has accelerated during the past and current fiscal years. Further, numerous well–capitalized competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete. Additionally, from time to time, we also face direct competition from bottling companies, carton manufacturers and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources.

We are subject to the risk of changes in resin prices.

     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. Accordingly, the effects of resin pricing on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2003 and 2004 have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.

     We may not be able to arrange for sources of resin from our regular vendors or alternative sources in the event of an industry–wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.

We are capital constrained, which has reduced our ability to make capital expenditures and has limited our flexibility in operating our business.

     At August 31, 2004, we had cash and cash equivalents of $12.2 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our 8¼% senior notes. In addition, our senior secured credit facility and the indenture governing our 8¼% senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we are limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.

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

     We believe that growth has slowed in the domestic markets for our traditional beverage products and that, in order to increase our sales, we must continue to develop new products in the markets we currently serve and new products in different markets, to make acquisitions and to expand in our international markets. Developing new products, expanding into new markets and identifying and completing acquisitions will require a substantial investment and involve additional risks. We cannot assure you that our efforts to achieve such development and expansion or to identify and complete potential acquisitions will be successful. Expansion poses risks and potential adverse effects on our operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. We may be unsuccessful in making acquisitions because of capital constraints and because, our senior credit facility imposes significant restrictions on our ability to make investments in or acquire other companies.

Difficulties presented by non–U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts

Approximately 46% of our sales for fiscal 2004 were derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our United States sales. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:

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

     Any further expansion of our international operations would increase these and other risks. As we enter new geographic markets, we may encounter competition from the primary participants in those markets that may have significantly greater market knowledge and that may have substantially greater resources than we do. In addition, we conduct some of our international operations through joint venture arrangements in which our operational and financial control of the business are limited.

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

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps have caused our caps to infringe a patent held by it and is seeking damages. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

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

     We may not be able to successfully integrate future acquisitions, if any, without substantial costs, delays or other problems. Future acquisitions would require us to expend substantial managerial, operating, financial and other resources to integrate any new businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs would likely include non–recurring acquisition costs, investment banking fees, recognition of transaction–related obligations, plant closing and similar costs and various other acquisition–related costs. In addition, each transaction inherently carries an unavoidable level of risk regarding the actual condition of the acquired business, regardless of the investigation we may conduct beforehand. Until we assume operating control of such businesses, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities. If and when we acquire a business, we would likely be subject to risks including:

•	the possibility that it would be difficult to integrate the operations into our existing operations;

•	the possibility that we had acquired substantial undisclosed liabilities;

•	the risks of entering markets, producing products or offering services with which we had no prior experience;

•	the potential loss of customers of the acquired business; and

•	the possibility we might be unable to recruit managers with the necessary skills to supplement or replace the incumbent management of the acquired business.

     We may not be successful in overcoming these risks.

We are controlled by Jack L. Watts, the Chairman of our Board of Directors and Chief Executive Officer, and J.P. Morgan Partners 23A SBIC, LLC, an affiliate of J.P. Morgan Securities Inc., and their interests may conflict with those of our other security holders.

     Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Officer), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8¼% senior notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. However, for most of fiscal 2004 there was only one independent director (as defined under the federal securities laws) on our Board of Directors. Our Board of Directors, Audit Committee and Compensation Committee have not met, including at such times when they have considered issues of importance to us, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements.

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

Interest Rate Sensitivity

     We are exposed to market risk from changes in interest rates on long–term debt obligations. We manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates.

	August 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(dollars in thousands)
Liabilities:
Long–Term Debt, including current portion:
Fixed Rate—Notes	—	—	—	—	—	$180,000	$180,000
Average Interest Rate	—	—	—	—	—	8.25%	—
Variable Rate—Revolver (a)	—	—	—	—	$19,349	—	$19,349
Fixed Rate—Term	$82	$42	$11	—	—	—	$135
Average Interest Rate	5.15%	1.54%	2.45%	—	—	—	—

(a)	Average interest is equal to, at our election, either the Bank Prime Loan rate plus 1.00% or LIBOR Loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2004, the Bank Prime Loan rate was 4.50% and the LIBOR Loan rate was 1.51%.

	Fair Value August 31,
	2004	2003
	(dollars in thousands)
Liabilities:
Long–Term Debt, including current portion:
Fixed Rate—$180 million Senior Notes	$156,600	—
Fixed Rate—$110 million Senior Notes	—	$113,644
Variable Rate—Revolver	$19,349	$6,561
Fixed Rate—Notes	$135	$372

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2004, we incurred a gain of $968,000 arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

Credit Risk Sensitivity

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. Our cash and cash equivalents are concentrated primarily in several United States banks. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold our financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

     Our products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for fiscal 2004.

Resin Price Sensitivity

     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2004 we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2003 and 2004 materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2004. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page in
Form 10–K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of August 31, 2004 and 2003	37
Consolidated Statements of Operations for the Years Ended August 31, 2004, 2003 and 2002	38
Consolidated Statements of Cash Flows for the Years Ended August 31, 2004, 2003 and 2002	39
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended August 31, 2004, 2003 and 2002	40
Notes to Consolidated Financial Statements	41
INDEX TO FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts	89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its Subsidiaries (the Company) at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the Consolidated Financial Statements, the Company changed its method of accounting for long-lived asset impairments, goodwill and other intangible assets in fiscal 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

November 3, 2004, except for the fifth paragraph of Note 8 and the second paragraph of Note 18 as to which the date is November 24, 2004

Portola Packaging, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

August 31,	2004	2003
Assets
Current assets:
Cash and cash equivalents	$12,249	$4,292
Accounts receivable, net of allowance for doubtful accounts of $1,204 and $1,244, respectively	31,223	28,948
Inventories	17,857	11,306
Other current assets	4,737	3,309
Deferred income taxes	1,573	1,363

Total current assets	67,639	49,218
Property, plant and equipment, net	78,666	66,004
Goodwill	19,824	10,468
Debt issuance costs, net of accumulated amortization of $2,045 and $4,500, respectively	9,748	1,585
Trademarks, net of accumulated amortization of $360 and $320, respectively	5,000	40
Customer relationships, net of accumulated amortization of $123 in 2004	2,477	—
Patents, net of accumulated amortization of $7,653 and $7,072, respectively	2,005	2,548
Covenants not–to compete and other intangible assets, net of accumulated amortization of $896 and $408, respectively	1,192	448
Other assets	2,674	2,462

Total assets	$189,225	$132,773

Liabilities, minority interest and shareholders’ equity (deficit)
Current liabilities:
Current portion of long–term debt	$82	$287
Current portion of redeemable warrants to purchase Class A Common Stock	—	9,025
Accounts payable	22,268	15,291
Book overdraft	674	—
Accrued liabilities	6,895	6,457
Accrued compensation	3,611	2,781
Accrued interest	1,238	4,928

Total current liabilities	34,768	38,769
Long–term debt, less current portion	199,402	116,646
Redeemable warrants to purchase Class A Common Stock	—	1,277
Deferred income taxes	1,318	1,848
Other long–term obligations	215	385

Total liabilities	235,703	158,925

Minority interest	—	47

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2004 and 2003	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,603 shares in 2004 and 8,600 shares in 2003	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2004 and 2003	1	1
Additional paid–in capital	6,593	6,582
Notes receivable from shareholders	—	(161)
Accumulated other comprehensive loss	(1,727)	(1,882)
Accumulated deficit	(51,355)	(30,749)

Total shareholders’ equity (deficit)	(46,478)	(26,199)

Total liabilities, minority interest and shareholders’ equity (deficit)	$189,225	$132,773

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

Year ended August 31,	2004	2003	2002
Sales	$242,507	$215,315	$210,757
Cost of sales	201,650	166,689	157,133

Gross profit	40,857	48,626	53,624

Selling, general and administrative	30,867	29,307	30,844
Research and development	6,209	4,729	3,069
Amortization of intangibles	1,233	903	1,551
Goodwill impairment charge	—	207	—
Restructuring costs	3,809	405	—

	42,118	35,551	35,464

(Loss) income from operations	(1,261)	13,075	18,160

Other (income) expense:
Interest income	(212)	(120)	(1,083)
Interest expense	15,843	12,544	13,251
Amortization of debt issuance costs	2,545	777	756
(Gain) loss from sale of property, plant and equipment	(1,582)	30	(20)
Fixed asset impairment charge	1,120	—	—
Minority interest expense	5	73	113
Equity income of unconsolidated affiliates, net	(625)	(415)	(340)
Foreign currency transaction (gain) loss	(968)	(348)	285
Loss on warrant redemption	1,867	—	—
Income on dissolution of joint venture	—	—	(475)
Income on recovery of investments	—	—	(1,103)
Other (income) expense, net	159	194	(39)

	18,152	12,735	11,345

(Loss) income before income taxes	(19,413)	340	6,815
Income tax provision	1,193	2,071	2,242

Net (loss) income	$(20,606)	$(1,731)	$4,573

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended August 31,	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(20,606)	$(1,731)	$4,573
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,185	17,966	19,290
Amortization of debt issuance costs	2,545	777	756
Deferred income taxes	(740)	(473)	(199)
(Gain) loss on property and equipment dispositions	(1,582)	30	(20)
Fixed asset impairment charge	1,120	–	–
Goodwill impairment charge	–	207	–
Provision for doubtful accounts	263	417	567
Provision for excess and obsolete inventories	(642)	(31)	45
Provision for restructuring	3,809	405	–
Minority interest expense	5	73	113
Equity income of unconsolidated affiliates, net	(625)	(415)	(340)
Interest income on warrants	(57)	(58)	(151)
Loss on warrant redemption	1,867	–	–
Income on dissolution of joint venture	–	–	(475)
Income on recovery of investment	–	–	(1,940)
Changes in working capital:
Accounts receivable	2,476	(3,321)	3,270
Inventories	(843)	1,942	1,794
Other current assets	(833)	808	420
Accounts payable	5,502	464	(2,444)
Accrued liabilities and compensation	(6,536)	(2,766)	(977)
Accrued interest	(3,691)	–	9

Net cash (used in) provided by operating activities	(383)	14,294	24,291

Cash flows from investing activities:
Additions to property, plant and equipment	(22,150)	(11,081)	(10,488)
Proceeds from sale of property, plant and equipment	6,637	114	404
Payment for Tech Industries, Inc.	(35,917)	–	–
Payment of transaction costs for Tech Industries, Inc.	(633)	–	–
Additions to intangible assets	(501)	(117)	(427)
Decrease (increase) in notes receivable from shareholders	161	(3)	114
Decrease (increase) in other assets	(635)	505	(530)

Net cash used in investing activities	(53,038)	(10,582)	(10,927)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	180,000	–	–
Redemption of Senior Notes due 2005	(110,000)	–	–
Repayments (borrowings) under revolver, net	12,788	(3,220)	(11,105)
Payments for warrant redemption	(12,112)	–	–
Payment of debt issuance costs	(9,785)	–	–
Increase in book overdraft	674	–	–
Repayments of long–term debt arrangements	(348)	(398)	(612)
Issuance of common stock	11	12	9
Payments on other long–term obligations	(82)	(181)	(346)
Distributions to minority owners	(57)	(83)	(81)

Net cash provided by (used in) financing activities	61,089	(3,870)	(12,135)

Effect of exchange rate changes on cash and cash equivalents	289	(116)	22

(Decrease) increase in cash and cash equivalents	7,957	(274)	1,251
Cash and cash equivalents at beginning of year	4,292	4,566	3,315

Cash and cash equivalents at end of year	$12,249	$4,292	$4,566

See Note 16 for supplemental cash flow disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands)

	Class A		Class B					Notes	Accumulated
			Series 1		Series 2		Additional paid-in	receivable from	other comprehensive	Accumulated	Total shareholders’	Total comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shareholders	Income (loss)	deficit	equity (deficit)	Income (loss)
Balance, August 31, 2001	2,135	$2	9,098	$8	1,171	$1	$9,161	$(272)	$(2,592)	$(33,591)	$(27,283)
Repayment of promissory note with stock			(524)		(1)		(2,625)				(2,625)
Issuance of common stock			2				9				9
Exercise of stock options			21				25				25
Decrease in notes receivable from shareholders								114			114
Net income										4,573	4,573	$4,573
Other comprehensive income									274		274	274

Balance, August 31, 2002	2,135	2	8,597	8	1,170	1	6,570	(158)	(2,318)	(29,018)	(24,913)	$4,847

Issuance of common stock			3				12				12
Increase in notes receivable from shareholders								(3)			(3)
Net loss										(1,731)	(1,731)	$(1,731)
Other comprehensive income									436		436	436

Balance, August 31, 2003	2,135	2	8,600	8	1,170	1	6,582	(161)	(1,882)	(30,749)	(26,199)	$(1,295)
Issuance of common stock			3				11				11
Decrease in notes receivable from shareholders								161			161
Net loss										(20,606)	(20,606)	$(20,606)
Other comprehensive income									155		155	155

Balance, August 31, 2004	2,135	$2	8,603	$8	1,170	$1	$6,593	$—	$(1,727)	$(51,355)	$(46,478)	$(20,451)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

1. Summary of significant accounting policies:

Nature of operations:

Portola Packaging, Inc. and Subsidiaries (the “Company” or “PPI” or “Portola”) designs, manufactures and markets tamper–evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non–carbonated beverage products. The Company’s Canadian subsidiary also designs, manufactures and markets a wide variety of plastic bottles for use in the dairy, fruit juice and bottled water industries. The Company’s Mexican and United Kingdom subsidiaries also manufacture five–gallon polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, the Czech Republic, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements. In addition, the Company entered the cosmetics, fragrance and toiletries (“CFT”) market with the acquisition of Tech Industries, which was subsequently renamed Portola Tech International (“PTI”) (Note 2).

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

Accounts receivable and allowance for doubtful accounts:

Trade accounts receivable are recorded at the invoice amount and do not bear interest. The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations.

Inventories:

Cap and bottle related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Property, plant and equipment:

Property, plant and equipment are stated at cost and depreciated on the straight–line basis over their estimated useful lives. The cost of maintenance and repairs is charged to income as incurred. Leasehold improvements are amortized on a straight–line basis over their useful lives or the lease term, whichever is shorter. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations. During fiscal year 2004, the Company capitalized interest of $176 related to construction in progress projects that once placed in service is being depreciated over 10 years.

Intangible assets:

Patents, licenses, technology, tradenames, covenants not–to–compete and customer lists are valued at cost and are amortized on a straight–line basis over the lesser of their remaining useful or contractual lives (generally two to sixteen years).

Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company of Northern Engineering & Plastics Corp. (“Pennsylvania Nepco”), Portola Packaging Canada Ltd., Portola Packaging Limited (“Portola Packaging Ltd. (U.K.)”), Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”), Shanghai Portola Packaging Company Limited (“PPI China”) and the assets of Allied Tool, Inc., acquired by Portola Allied Tool, Inc. (“Portola Allied”), was amortized on a straight–line basis over periods ranging from three to twenty–five years through August 31, 2001. Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment. During the fourth quarter of fiscal 2004, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States – CFT. See Recent Accounting Pronouncements below and Note 7.

Debt issuance costs:

Debt issuance costs are amortized using the straight–line method over the term of the related loans.

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

Accounting for stock–based compensation:

At August 31, 2003, the Company had several stock-based compensation plans (Note 11). The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in fiscal 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the pro forma net income (loss) would have been reported as follows:

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	2004	2003	2002
Net income (loss) as reported	$(20,606)	$(1,731)	$4,573
Deduct total compensation cost deferred under fair value based method for all awards, net of tax	10	120	223

Net income (loss)—pro forma	$(20,616)	$(1,851)	$4,350

These pro forma results are not necessarily representative of the effects on reported net income (loss) for future years.

Concentrations of credit risk and other risks and uncertainties:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company’s cash and cash equivalents are concentrated primarily in several United States banks, as well as in banks in Canada, Mexico, China, the Czech Republic and the United Kingdom. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is not required. The Company maintains reserves for potential credit losses, which, on a historical basis, have not been significant. There were no customers that accounted for more than 10% of sales for fiscal 2004 or 2003. During fiscal 2002, one United States customer accounted for approximately 10% of sales and owed the Company $1,600 as of August 31, 2002.

The majority of the Company’s products are molded from various plastic resins, which comprise a significant portion of the Company’s cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During the past three years, the Company incurred increases in resin prices. The Company passes the majority of these increases on to its customers depending upon the competitive environment and contractual terms for customers with contracts. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on the Company. Resin price increases had a negative impact on the Company during the last three years.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Foreign currency translation:

The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). Gains (losses) arising from foreign currency transactions for fiscal 2004, 2003 and 2002 totaled $968, $348 and $(285), respectively, and are included in “Other (income) expense” in the accompanying consolidated statements of operations. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of August 31, 2004 (Note 9).

Carrying value of long–lived assets:

Long–lived assets, including property, plant and equipment and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on an appraisal from a third party and management’s assessment of the carrying values of such long–lived assets, the Company identified the facility would not be utilized in the near term and recognized an impairment charge of $1,120 on the building in Sumter, South Carolina during the fourth quarter of fiscal 2004. No impairment charge was recognized during fiscal 2003.

Fair value of financial instruments:

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and other liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long–term debt except for the 8¼% senior notes due 2012, approximates fair value. The fair value of the senior notes was estimated to be approximately $156,600 as of August 31, 2004 (Note 8).

Recent accounting pronouncements:

Effective September 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on the Company’s financial statements for fiscal 2004.

Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long–lived assets. SFAS No. 144 requires long — lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long — lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The Company identified the facility would not be utilized in the near term and recognized an impairment charge of $1,120 on the building in Sumter, South Carolina during fiscal 2004 (Note 4).

Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or to a disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one — time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred — compensation contract. Previous accounting guidance was provided by EITF Issue No. 94—3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94—3 and was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004 and 2003, the Company incurred restructuring charges of $3,809 and $405, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 4).

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 became effective for any guarantees that are issued or modified after December 31, 2002. The recognition provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial condition for fiscal 2004 as there were no new guarantees or significant modifications of existing guarantees during fiscal 2004.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

In January 2003, the FASB issued FASB Interpretation No. 46,“Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46—e, which allows public entities, that meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the Company’s first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending December 15, 2004. Management is currently analyzing the impact of FIN 46 as it relates to the Company’s joint ventures to determine if the joint ventures’ financial statement will need to be consolidated with the Company’s consolidated financial statements.

Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amended SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition for fiscal 2004.

Effective May 1, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

Reclassifications:

Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

2. New business activity:

Acquisition of Assets:

In March 2004, the Company purchased certain machinery and equipment for production of dairy closures, together with certain inventory and accounts receivable from a producer of 38mm plastic closures for the dairy market in the United Kingdom. The purchase price was approximately $4,117 using a U.S. dollar to British pound exchange rate of 1.83. This machinery and equipment has been utilized primarily in the U.K. and, to a lesser extent, in other Portola facilities outside of the U.K.

Acquisition of Tech Industries:

On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in concurrent transactions, Tech Industries, Inc. acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively “Tech Industries”). The Company paid cash of approximately $35,686 from borrowings under its credit facility to purchase Tech Industries. A final working capital adjustment of $231 was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the CFT industries. Tech Industries (now PTI) is a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the indenture relating to the Company’s 8¼% Senior Notes due 2012 and senior secured credit facility (Note 8).

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

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

The $9,163 goodwill was assigned to United Closure — CFT segment and the total amount of goodwill is expected to be deductible for tax purposes.

The following represents the allocation of the purchase price of $35,917 plus $633 in transaction costs.

Intangible asset — trademark and trade name(indefinite life)	$5,000
Intangible asset — website(5 year weighted average useful life)	400
Intangible asset — customer relationships(20 year weighted average useful life)	2,600
Intangible asset — covenants not-to-compete(5 year weighted average useful life)	374
Property, plant and equipment	12,468
Goodwill	9,163
Current assets acquired	9,058
Current liabilities assumed	(2,513)

Total purchase price	$36,550

The following presents unaudited pro forma information assuming that the Tech Industries acquisition had occurred at the beginning of fiscal 2004 and 2003:

August 31,	2004	2003
Pro forma sales	$244,610	$249,249
Pro forma net loss	$(20,588)	$(599)

On September 19, 2003, the Company entered into an amendment to its amended and restated senior secured credit facility, increasing the availability under the credit facility to $54,000 in connection with its purchase of Tech Industries, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003 (Note 8).

Other:

On September 1, 2004, the Company formed a wholly owned subsidiary, Portola Packaging (ANZ) Limited, under the laws of New Zealand. Portola ANZ was formed to manage sales of the Company’s products in New Zealand and Australia and to facilitate the growth of operations in the region.

During November 2003, the Company formed a wholly owned subsidiary, Portola s.r.o., under the laws of the Czech Republic. The Company purchased land in fiscal 2004.

On June 30, 2003, the Company formed a wholly owned subsidiary, Portola GmbH (“Portola Austria”). Portola Austria was formed to manage sales of the Company’s products on the European continent and to facilitate the growth of European operations.

On May 15, 2003, the Company formed a wholly owned subsidiary and holding company, Portola Ltd. (“PLtd”). The Company’s European operations have been consolidated under the management of PLtd. PLtd now owns the equity interest in Portola Packaging Ltd. (U.K.).

In February 2000, the Company incorporated an e — commerce company, Buyerlink Networks, Inc. The name of that corporation was subsequently changed to BLN Acquisition Corporation (“BLN”). Effective as of July 2000, the Company sold the assets of that corporation to Sand Hill Systems, Inc. (“SHS”) in exchange for an unsecured promissory note in the principal amount of $1,500. The Company fully reserved against non — payment of that note on August 31, 2000. SHS merged with Neptune Technologies in April 2001, and as a result, the promissory note was converted into SHS convertible preferred stock (Note 15). Effective June 1, 2002, the assets of SHS were sold, and SHS’s stock became worthless.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

During fiscal 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produced and sold five — gallon PET water bottles out of one of the Company’s domestic plants. During fiscal 2002, the Company dissolved the partnership. Kimex agreed to forgive debt of $475, which was recognized in other (income) expense included in the Consolidated Statements of Operations.

3. Other comprehensive (income) loss:

Other comprehensive (income) loss consisted of cumulative foreign currency translation adjustments of $(155), $(436) and $(274) for fiscal 2004, 2003 and 2002, respectively.

4. Restructuring:

The Company incurred restructuring costs of $3,809, primarily relating to its U.S. Closures segment, during fiscal 2004 related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1,391 for employee severance costs. As of August 31, 2004, approximately $2,684 had been charged against the restructuring reserve for the employee severance costs. Management anticipates the majority of the accrual balance will be paid within twelve months from year end. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The Company entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. During the third quarter of fiscal 2004, the Company completed the sale of its manufacturing facility in Chino, California at a net sales price of $3,300 and recognized a gain of $1,000. In July 2004, the Company also completed the sale of its manufacturing facility in San Jose, California at a net sales price of approximately $3,200 and recognized a gain of $600 in the fourth quarter of fiscal 2004. The operations from the South Carolina plant have been relocated primarily to the Company’s existing facility in Kingsport, Tennessee as well as to other facilities within the Company. In connection with the relocation, the Company identified the facility would not be utilized in the near term and recognized an impairment charge of $1,120 on the plant building in South Carolina in the fourth quarter of fiscal 2004.

During the second quarter of fiscal 2003, the Company implemented a restructuring plan to reduce its work force. During fiscal 2003, the Company incurred restructuring charges of $405 for employee severance costs, which were determined in accordance with the provisions of SFAS No. 146. The restructuring resulted in the termination of nine employees in general and administration, two employees in customer service, one employee in research and development and two employees in sales.

5. Inventories:

August 31,	2004	2003
Raw materials	$9,439	$5,785
Work in process	773	528
Finished goods	7,645	4,993

	$17,857	$11,306

6. Property, plant and equipment:

August 31,	2004	2003
Assets (asset lives in years):
Buildings and land (35)	$13,898	$17,962
Machinery and equipment (5 - 10)	162,897	161,160
Leasehold improvements (10 - 35)	9,527	6,022

	186,322	185,144
Less accumulated depreciation	(107,656)	(119,140)

	$78,666	$66,004

Depreciation expense charged to operations was $16,952, $17,062 and $17,739 for the fiscal 2004, 2003 and 2002, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Management performed a detailed analysis and also researched industry averages concerning the average life of molds. The Company concluded that the mold lives for the Company should be five years based on its findings. As of September 1, 2003, the Company changed the depreciable lives of its molds from three years to five years. If the Company had not changed the lives of the molds, it would have incurred $1,579 in additional depreciation expense during fiscal 2004.

During the fourth quarter of fiscal 2004, the Company identified the facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to its Sumter, South Carolina building based on a real estate appraisal performed by a third party. As part of its restructuring plan in fiscal 2004, the Company closed its Sumter, South Carolina plant and moved the operations primarily to its Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility.

7. Goodwill and intangible assets:

As of August 31, 2004 and 2003, goodwill and accumulated amortization by segment category (Note 14) consisted of the following:

	August 31, 2004		August 31, 2003
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Goodwill:
United States – Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States – CFT	9,163	—	—	—
Canada	4,706	(1,315)	4,437	(1,239)
Mexico	3,801	(2,534)	3,801	(2,534)
China	—	—	392	(392)
Other	449	(364)	449	(364)

Total consolidated	$30,704	$(10,880)	$21,664	$(11,196)

Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and at August 31, 2002, the Company used the EBITDA multiplier methodology to measure goodwill by operating unit and reviewed it for impairment. Based on this review, the Company did not record an impairment loss during fiscal 2002. The effect of the adoption was to eliminate goodwill amortization expense of $2,639 in fiscal 2002. During the fourth quarter of fiscal 2004, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States — Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States — CFT. Based on this review, the Company did not record an impairment loss during fiscal 2004.

The change in the gross carrying amount and accumulated amortization for Canada from August 31, 2003 to August 31, 2004 was due to foreign currency translation. The Company performed its annual review for impairment and recorded no impairment charge for fiscal 2004. During fiscal 2003, the Company recognized $207 for impairment losses related to PPI China’s goodwill.

In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	August 31, 2004		August 31, 2003
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets:
Patents	$9,658	$(7,653)	$9,620	$(7,072)
Debt issuance costs	11,793	(2,045)	6,085	(4,500)
Customer relationships	2,600	(123)	—	—
Covenants not—to—compete	829	(405)	455	(243)
Technology	550	(226)	150	(75)
Trademarks	360	(360)	360	(320)
Other	709	(265)	251	(90)

Total amortizable intangible assets	$26,499	$(11,077)	$16,921	$(12,300)

Non-amortizable intangible assets:
Trademarks	5,000	—	—	—

Total amortizable intangible assets	$31,499	$(11,077)	$16,921	$(12,300)

The gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, at August 31, 2004 was $3,778 for fiscal 2004 and is estimated to be $2,527 for fiscal 2005, $2,360 in fiscal 2006, $2,013 in fiscal 2007, $1,919 in fiscal 2008, $1,485 in fiscal 2009 and $5,118 in the remaining fiscal years thereafter.

8. Debt:

Debt:

August 31,	2004	2003
Senior notes	$180,000	$110,000
Senior revolving credit facility	19,349	6,561
Capital lease obligations	59	302
Other	76	70

	199,484	116,933
Less: Current portion long — term debt	(82)	(287)

	$199,402	$116,646

Senior notes:

On October 2, 1995, the Company completed an offering of $110,000 in aggregate principal amount of 10.75% senior notes that were due October 1, 2005. Interest payments of approximately $5,913 were paid semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. The Company redeemed all of these senior notes in February 2004.

On January 23, 2004, the Company completed an offering of $180,000 in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8¼% per annum. Interest payments of $7,425 are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced on August 1, 2004. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The following table sets forth the uses of funds in connection with the $180,000 senior notes offering:

Redemption of 10.75% senior notes due 2005	$110,000
Payment of accrued interest on 10.75% senior notes due 2005	4,664
Pay down of senior secured credit facility	36,729

151,393

Warrant redemption and distribution on February 23, 2004	10,659
Warrant redemption and distribution on May 4, 2004	1,453
Potential stock tender and distribution to be paid on or after January 15, 2005 (Note 18)	7,888

20,000

Transaction fees and expenses for senior notes and credit facility	8,607

$180,000

Senior revolving credit facility:

Concurrently with the offering of $110,000 in aggregate principal amount of 10.75% senior notes in October 1995, the Company entered into a five-year senior revolving credit facility of up to $35,000. On September 29, 2000, the Company entered into a new four-year amended and restated senior secured credit facility for operating purposes in the amount of $50,000 subject to a borrowing base of eligible receivables and inventory, plus property, plant and equipment, net, which served as collateral for the line. The credit facility, which was due to expire on August 31, 2004, contained covenants and provisions that restricted, among other things, the Company’s ability to: (i) incur additional indebtedness, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vi) engage in certain transactions with affiliates, (vii) make restricted junior payments, and (viii) declare or pay dividends. An unused fee was payable on the facility based on the total commitment amount less the balance outstanding at the rate of 0.35% per annum. In addition, interest payable was based on, at the Company’s election, either the Bank Prime Loan rate plus 1.00% or the LIBOR Loan rate plus 2.50% determined by a pricing table based on total indebtedness to EBITDA.

On September 19, 2003, the Company entered into a consent and first amendment to the amended and restated senior secured credit facility in connection with the Company’s purchase of Tech Industries, Inc., increasing the amount available under the credit facility to $54,000, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003. An unused fee was payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. Interest payable was based on, at the Company’s election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50%.

Concurrently with the offering of $180,000 in aggregate principal amount of 8¼% senior notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. In addition, the Company must meet a quarterly fixed charge ratio as defined in the November 24 Amendment). The fixed charge coverage ratio as revised in the November 24 Amendment equaled 0.95 to 1.0 for the measurement period ended August 31, 2004, and for the fourth quarter. At the end of fiscal 2004, the Company was in compliance with the fixed charge coverage ratio. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2004, the Bank Prime Loan rate and the LIBOR Loan rate were 4.5% and 1.51%, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Capital lease obligations:

The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations:

August 31,	2004	2003
Equipment	$1,152	$1,152
Less accumulated depreciation	(422)	(302)

	$730	$850

Aggregate maturities of long-term debt:

The aggregate maturities of long-term debt as of August 31, 2004 were as follows:

Fiscal years ending August 31,
2005	$82
2006	42
2007	11
2008	—
2009	19,349
Thereafter	180,000

$199,484

9. Commitments and contingencies:

Legal:

The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to the Company’s five — gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. Fact discovery has been completed, and discovery pertaining to the parties’ experts has not yet been commenced. The Court has completed the first phase of claim construction. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in the Company sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions will not have a material adverse effect on the Company’s financial position.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

At August 31, 2004, future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Fiscal years ending August 31,
2005	$4,053
2006	3,284
2007	2,885
2008	2,766
2009	2,722
Thereafter	19,564

$35,274

Base rent expense for fiscal 2004, 2003 and 2002 totaled $4,332, $3,340 and $3,365, respectively.

The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $343 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five–gallon water bottles and closures that are produced by its United Kingdom subsidiary and its joint venture partner in CSE. The Company also extended the expiration date of a letter of credit in February 2004, that now expires February 2007, that guarantees a loan of $426 for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2004.

In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001. The Company’s Mexican operations relocated to the new building during May 2001. The Company guaranteed approximately $600 in future lease payments relating to this lease as of May 31, 2004. In April 2004, the Company amended the lease of its Mexican building to allow for construction of a 20,000 square foot expansion to the Company’s existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed in September 2004, at which time the amended lease became effective. At the time the expansion was completed, the Company guaranteed approximately $200 in additional future lease payments related to the amended lease.

10. Redeemable warrants:

The Company had two outstanding warrants to purchase shares of its Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to the Company. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of the Company’s common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180,000 in aggregate principal amount of its 8¼% senior notes due 2012 on January 23, 2004, the Company offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to the Company’s repurchase of 2,052,526 shares of its Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10,659 and the funds were paid on February 23, 2004. The Company recognized a loss of $1,639 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to the Company’s repurchase of 440,215 shares of its Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1,453 and the funds were paid on May 4, 2004. The Company recognized a loss of $228 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10,245, which represented the estimated fair value of the instruments as determined by the Company’s management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00–19, changes in the price of the warrants of $57,000 and $58,000 was recognized as interest income during fiscal 2004 and 2003, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

11. Shareholders’ equity (deficit):

Class A and B common stock:

The Company has authorized 5,203,000 shares of Class A Common Stock, the holders of which are not entitled to elect members of the Board of Directors. In the event of an aggregate public offering exceeding $10,000, the Class A Common Stock and Class B, Series 2, Common Stock will automatically convert into Class B, Series 1 Common Stock, based on a one to one ratio. The holders of the Class B Common Stock have the right to elect members of the Board of Directors, with the holders of Series 1 having one vote per share, and the holders of Series 2 having a number of votes equal to the number of shares into which the Series 2 shares are convertible into Series 1 shares.

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

2002 stock option plan:

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted by the Company’s Board of Directors in December 2001 and by the Company’s stockholders in January 2002. A total of 5,000,000 shares of Class B Common Stock, Series 1 have been reserved for issuance under the 2002 Plan. Options may be granted under the 2002 Plan to employees, officers, directors, consultants and other independent contractors and service providers of the Company, or of any subsidiary or parent of the Company. Options granted under the 2002 Plan may be incentive stock options within the meaning of Section 422 of the Code, or non–statutory options; however, only employees of the Company, or a parent or subsidiary of the Company, may be granted incentive options. Generally, options under the 2002 Plan expire ten years after the date of grant (or five years in the case of any option granted to a person holding more than 10% of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary of the Company).

The exercise price of an option granted under the 2002 Plan may not be less than 85% with respect to a non–statutory option or 100% with respect to an incentive option of the fair market value of the Company’s Class B Common Stock, Series 1 on the date of grant, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value. Options generally become exercisable as to 20% of the shares one year after the vesting start date and an additional 5% of the shares for each full quarter thereafter that the optionee renders services to the Company.

The 2002 Plan may be administered by the Board of Directors or by a Compensation Committee appointed by the Board, which has discretion to select optionees and to establish the terms and conditions for the options, subject to the provisions of the 2002 Plan.

All stock option plans:

At August 31, 2004, the Company had reserved 2,866,200, 3,500,000 and 5,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1988, 1994 and 2002 stock option plans, respectively. Under all three plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for non–statutory options and not less than 100% of the fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for incentive options, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Aggregate option activity is as follows:

		Options outstanding
	Available	Number of	Weighted average
	for grant	shares	exercise price
Balances, August 31, 2001	970,000	2,592,000	$5.47
Reservation of shares	5,000,000	—
Granted	(250,000)	250,000	$5.00
Exercised	—	(43,000)	$2.50
Canceled	2,078,000	(2,106,000)	$5.72

Balances, August 31, 2002	7,798,000	693,000	$4.73
Reservation of shares	130,000	—
Granted	(2,326,000)	2,326,000	$5.04
Exercised	—	—	—
Canceled	142,000	(162,000)	$4.63

Balances, August 31, 2003	5,744,000	2,857,000	$4.99
Reservation of shares	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled	432,000	(432,000)	$4.97

Balances, August 31, 2004	6,176,000	2,425,000	$4.99

At August 31, 2004, 2003 and 2002, vested options to purchase approximately 2,016,000, 2,048,000 and 444,000 shares, respectively, were unexercised.

Effective March 1, 2002, the Company cancelled 1,857,296 options outstanding under its 1994 Stock Option Plan, as amended, in connection with the tender by the holders of such options pursuant to a stock option exchange program conducted by the Company during February 2002. The options tendered for cancellation represented approximately 96% of the options eligible to participate in the stock option exchange program. Approximately seven months from the date of cancellation, new options were granted to persons eligible to participate in the Company’s stock option exchange program during fiscal 2003.

The following table summarizes information about fixed stock options outstanding at August 31, 2004:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual life	exercise	Number	exercise
Range of exercise prices	outstanding	(years)	price	exercisable	price
$3.75-$4.95	266	1.53	$4.51	266	$4.51
$5.00	1,932	7.97	$5.00	1,539	$5.00
$5.25-$6.25	227	7.64	$5.52	211	$5.52

	2,425			2,016

The fair value of each option grant is estimated at the date of grant using the Black–Scholes pricing model with the following weighted average assumptions for grants in fiscal 2003 and 2002:

	2003	2002
Risk–Free Interest Rate	2.98%	4.33%
Expected Life	5 years	5 years
Volatility	n/a	n/a
Dividend Yield	—	—

There were no grants made during fiscal 2004. The weighted average fair value per share of those options granted in fiscal 2003 and 2002 was $4.32 and $4.05, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

12. Employee benefit plans:

The Company maintains a defined contribution plan. To be eligible, employees of the Company must be 21 or older and not covered by a collective bargaining agreement. Eligible employees may begin to defer amounts the first of the month following the month of hire, but do not receive a match from the Company until they have completed one year of service. Employer matching contributions amounted to approximately $242, $266 and $351 for the years ended August 31, 2004, 2003 and 2002, respectively.

In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. The ESPP was terminated effective December 31, 2003. Employees were able to participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP could not exceed $25 in any calendar year. The participant’s purchase price was 85% of the lower of the fair market value at the beginning or the end of the offering period. Shares purchased under the ESPP were issued by the Company once a year, at calendar year end. In fiscal 2004, 2003 and 2002, 2,560, 2,833 and 2,205 shares were issued to employees under the ESPP at an annual aggregate purchase price of $11, $12 and $9 respectively. As of August 31, 2004, the Company had issued a total of 39,392 shares under the ESPP at an aggregate purchase price of $182. The Company did not recognize compensation expense related to the ESPP during fiscal 2004, 2003 and 2002.

13. Income taxes:

Income tax provision (benefit) for fiscal 2004, 2003 and 2002 consisted of the following:

August 31,	2004	2003	2002
Current:
Federal	$(153)	$—	$—
State	(29)	—	16
Foreign	2,115	2,544	2,425

	1,933	2,544	2,441

Deferred:
Federal	(271)	(1,165)	70
State	1	(343)	(18)
Foreign	(470)	1,035	(251)

	(740)	(473)	(199)

	$1,193	$2,071	$2,242

The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

Year ended August 31,	2004	2003	2002
Federal statutory rate (benefit)	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	1.2	—	—
Effects of foreign operations	2.5	—	—
Nondeductible portion of business meals and entertainment	1.1	26.5	1.8
Change in valuation allowance	(45.0)	550.1	1.1
Other	0.1	(1.5)	(4.0)

Effective income tax rate	(6.1)%	609.1%	32.9%

Full valuation allowances have been established against net deferred tax assets in the Company’s domestic jurisdictions. In addition, the Company reversed a valuation allowance in fiscal 2004 that was provided in prior years for it’s China Operations.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The components of the net deferred tax liabilities are as follows:

August 31,	2004	2003
Deferred tax assets:
Federal and state credits	$3,509	$465
Accounts receivable	227	234
Inventories	(488)	317
Intangible assets	1,540	1,452
Net operating loss—foreign	1,165	1,295
Net operating loss—domestic	13,432	6,857
Accrued liabilities and other	2,114	(1,128)

Total gross assets	21,499	9,492
Less: valuation allowance	(16,319)	(3,989)

Total assets	5,180	5,503

Deferred tax liabilities:
Property, plant and equipment	4,925	5,988

Total liabilities	4,925	5,988

Net deferred tax (assets) liabilities	$(255)	$485

At August 31, 2004, the Company had a net operating loss carryforward of approximately $39,411 available to offset future U.S. federal income taxes that expire on various dates through August 31, 2024.

14. Segment information:

The Company’s reportable operating businesses are organized primarily by geographic region. The Company’s United Kingdom, Canada and Mexico operations produce both closure and bottle product lines. The Company’s United States operations produce closure products and CFT jars. The Company’s China operations produce closure products and also manufacture plastic parts for the high-tech industry. The Company evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses. Certain Company businesses and activities, including the equipment division and its operating subsidiary Portola Allied Tool, Inc., do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by the Company as a whole.

The table below presents information about reported segments for fiscal 2004, 2003 and 2002:

	2004	2003	2002
Revenues
United States – Closures and Corporate	$103,299	$116,866	$121,295
United States – CFT	27,759	—	—
Canada	34,874	30,449	25,868
United Kingdom	41,753	37,042	33,752
Mexico	16,047	14,652	14,242
China	5,647	2,669	2,720
Other	13,128	13,637	12,880

Total Consolidated	$242,507	$215,315	$210,757

Intersegment revenues totaling $12,237, $9,940 and $10,602 have been eliminated from the segment totals presented above for fiscal 2004, 2003 and 2002, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The tables below presents a reconciliation of income (loss) to total EBITDA for fiscal 2004, 2003 and 2002, respectively:

	United States	United
	– Closures &	States -		United
For Fiscal 2004	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(22,317)	$(1,777)	$2,198	$2,769	$(137)	$1,248	$(2,590)
Add:
Interest expense	12,274	2,308	209	712	168	58	114
Tax (benefit) expense	(451)	—	1,065	1,221	(59)	(583)	—
Depreciation and amortization	11,230	1,482	1,342	2,890	607	289	345
Amortization of debt issuance costs	2,526	—	19	—	—	—	—

EBITDA	$3,262	$2,013	$4,833	$7,592	$579	$1,012	$(2,131)

	United States	United
	– Closures &	States -		United
For Fiscal 2003	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(6,990)	—	$1,948	$3,081	$633	$(375)	$(28)
Add:
Interest expense	11,780	—	329	246	108	59	22
Tax (benefit) expense	(1,531)	—	1,140	1,918	426	—	118
Depreciation and amortization	12,806	—	1,224	2,646	595	325	370
Amortization of debt issuance costs	759	—	18	—	—	—	—

EBITDA	$16,824	—	$4,659	$7,891	$1,762	$9	$482

	United States	United
	– Closures &	States -		United
For Fiscal 2002	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(564)	—	$253	$3,102	$1,654	$56	$72
Add:
Interest expense	11,968	—	550	391	250	78	14
Tax (benefit) expense	397	—	835	1,121	(225)	—	114
Depreciation and amortization	13,189	—	1,578	2,596	597	674	656
Amortization of debt issuance costs	739	—	17	—	—	—	—

EBITDA	$25,729	—	$3,233	$7,210	$2,276	$808	$856

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The table below presents revenues by product line for the fiscal 2004, 2003 and 2002:

	2004	2003	2002
Revenues:
Closures	$162,139	$162,443	$168,850
CFT	27,575	—	—
Bottles	31,948	28,643	23,609
Equipment	12,144	14,435	12,712
Other	8,701	9,794	5,586

Total	$242,507	$215,315	$210,757

During fiscal 2004 and 2003, there were no customers that accounted for 10% of total sales. During fiscal 2002, one United States customer accounted for approximately 10% of sales and owed the Company $1,600 as of August 31, 2002.

The following is a breakdown of revenue and long–lived assets by geographic region as of and for fiscal 2004, 2003 and 2002:

	2004	2003	2002
Revenue:
United States	$143,764	$130,503	$134,175
Foreign	98,743	84,812	76,582

Total	$242,507	$215,315	$210,757

Long–lived assets:
United States	$88,266	$59,678	$65,540
Foreign	33,315	23,877	24,225

Total	$121,581	$83,555	$89,765

15. Related party transactions:

On July 1, 1999, the Company entered into an agreement with SHS to provide a total of $3,500 in support services to SHS, then a wholly owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3,500, including approximately $1,500 in a mark–up of the cost of the services rendered. In consideration for those services, the Company received a promissory note in the principal amount of $3,500 from SHS that bore interest at a rate equal to the base rate charged under the Company’s senior revolving credit facility less one–half of one percent. In September 1999, Portola IV LLC, a limited liability company (“LLC”), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the “Members”) were at the same time officers of the Company. The LLC secured payment of the note by pledging 500,000 shares of the Class B Common Stock of the Company that had been contributed to the LLC by the Members to capitalize the LLC (the “Portola Shares”). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003, or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, the Company (and a wholly owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which it accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to the Company in lieu of foreclosure and in payment of all amounts due under the note. The Company’s carrying basis for its investment in SHS and the promissory note due from SHS was $560 at August 22, 2002. As a result of the share transfer, the Company recognized income from the recovery of the investment and interest income of approximately $1,103 and $800, respectively.

Effective July 1, 2000, the Company sold the assets of a wholly owned e–commerce subsidiary, BLN, to SHS in exchange for a non–interest bearing, unsecured promissory note for $1,500, which was fully reserved for as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to SHS’s shareholders.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The Company enters into certain related party transactions throughout the course of its business. In connection with the financing transactions related to the $180,000 offering of its 8¼% senior notes due 2012, the Company paid fees of $5,000 to JPMorgan Securities, Inc. (Robert Egan, one of the Company’s directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1,178 to The Breckenridge Group (of which Larry Williams, one of the Company’s directors, is a principal), $368 to Tomlinson Zisko LLP and $30 to Timothy Tomlinson (one of the Company’s directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69 to Themistocles Michos (the Company’s Vice President, General Counsel and Secretary) for services rendered. The Company also repurchased a warrant from JPMorgan Partners for $10,659, resulting in the recognition of a loss totaling $1,639. In addition, the Company paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson, who resigned from the Board on February 29, 2004, was a member of the Company’s Audit Committee until February 29, 2004 and also served as a member of its Compensation Committee until October 2003.

In addition to a base salary of $12, the Company paid $309, $234, and $182 for fiscal 2004, 2003 and 2002, respectively, to Themistocles Michos, the Company’s Vice President, General Counsel and current Secretary, for legal services rendered and expense reimbursement.

The Company paid $638, $314 and $410 in fiscal 2004, 2003 and 2002, respectively, to Tomlinson Zisko LLP for legal services rendered.

The Company paid $47 for fiscal 2004 and $42 for fiscal 2003 and 2002 to a corporation for management fees. Jack Watts, the Company’s chief executive officer, one of the Company’s directors and a significant shareholder of the Company is the sole shareholder of this corporation.

The Company had a note receivable from Mr. Watts at an interest rate equal to the Short Term Applicable Federal Rate and as of August 31, 2003, the balance due from Mr. Watts, including accrued and unpaid interest, amounted to $155. The principal and accrued interest was paid in May 2004. In addition, during fiscal 2002, the Company paid approximately $61 for travel and living expenses for Mr. Watts.

The Company sold products to and performed certain services for its non–consolidated affiliated companies totaling approximately $9,634, $2,756 and $6,496 for fiscal 2004, 2003 and 2002, respectively. The Company had trade receivables due from these non–consolidated affiliated companies, which amounted to $2,114 and $1,003 as of August 31, 2004 and 2003, respectively.

On November 1, 2001, the Company entered into a consulting agreement with Mr. Tomlinson. Pursuant to such agreement, the Company paid Mr. Tomlinson consulting fees and reimbursement of related expenses of approximately $60 in fiscal 2002.

16. Supplemental cash flow disclosures:

The Company paid $19,425, $12,430 and $13,072 in interest during fiscal 2004, 2003 and 2002, respectively.

The Company paid $3,166, $2,162 and $2,594 in income taxes during fiscal 2004, 2003 and 2002, respectively.

During fiscal 2002, the Company recognized $1,103 and $837, respectively, of other income and interest income on the recovery of a promissory note receivable (Note 15).

During fiscal 2002, the Company recognized other income of $475 for debt forgiveness on the dissolution of a joint venture (Note 2).

During fiscal 2004, 2003 and 2002, the Company wrote–off fully amortized intangible assets totaling approximately $392, $1,360 and $174, respectively.

During fiscal 2004, 2003 and 2002, the Company recorded a decrease in the value of stock purchase warrants of $57, $58 and $151, respectively.

During fiscal 2003, the Company acquired $32 of equipment under capital leases. No equipment was purchased under capital leases during fiscal 2004 and 2002.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

17. Supplemental Condensed Consolidated Financial Statements:

On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8¼% Senior Notes due 2012 (the outstanding notes). The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10¾% senior notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding 8¼% Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Portola Allied Tool, Inc.; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Tech Industries, Inc. The parent company was the issuer of the senior notes. In the registration statement filed in connection with the exchange offer, the Company supplied the following financial information for the above guarantor subsidiaries:

Supplemental Condensed Consolidated Balance Sheet
As of August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,955	$2,708	$1,586	$—	$12,249
Accounts receivable, net	18,254	17,928	1,655	(6,614)	31,223
Inventories	6,522	10,160	1,175	—	17,857
Other current assets	3,579	2,037	694	—	6,310

Total current assets	36,310	32,833	5,110	(6,614)	67,639
Property, plant and equipment, net	38,777	36,114	3,775	—	78,666
Goodwill	5,917	13,907	—	—	19,824
Debt issuance costs	9,728	20	—	—	9,748
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,477	—	—	2,477
Investment in subsidiaries	18,772	13,514	1,069	70	33,425
Common stock of subsidiary	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,935	675	(128)	—	4,482

Total assets	$112,172	$78,228	$5,369	$(6,544)	$189,225

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,617	15,355	910	(6,614)	22,268
Intercompany (receivables) payables	(65,599)	59,118	6,481	—	—
Other current liabilities	6,836	4,386	784	494	12,500

Total current liabilities	(46,146)	78,859	8,175	(6,120)	34,768
Long-term debt, less current portion	199,359	—	43	—	199,402
Other long-term obligations	2,302	(123)	(646)	—	1,533

Total liabilities	155,515	78,736	7,572	(6,120)	235,703
Other equity (deficit)	6,604	(262)	10	(1,475)	4,877
Accumulated equity (deficit)	(49,947)	(246)	(2,213)	1,051	(51,355)

Total shareholders’ equity (deficit)	(43,343)	(508)	(2,203)	(424)	(46,478)

Total liabilities and equity (deficit)	$112,172	$78,228	$5,369	$(6,544)	$189,225

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Balance Sheet
As of August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$496	$2,871	$925	$—	$4,292
Accounts receivable, net	15,352	13,701	945	(1,050)	28,948
Inventories	6,247	4,655	404	—	11,306
Other current assets	3,734	478	460	—	4,672

Total current assets	25,829	21,705	2,734	(1,050)	49,218
Property, plant and equipment, net	46,785	16,952	2,267	—	66,004
Goodwill	5,917	4,551	—	—	10,468
Debt issuance costs	1,548	37	—	—	1,585
Investment in subsidiaries	18,772	13,202	896	70	32,940
Common stock of subsidiary	(1,267)	(26,313)	(4,457)	—	(32,037)
Other assets	4,506	59	30	—	4,595

Total assets	$102,090	$30,193	$1,470	$(980)	132,773

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of redeemable warrants to purchase Class A Common Stock	$9,025	$—	$—	$—	$9,025
Accounts payable	6,872	8,951	518	(1,050)	15,291
Intercompany (receivables) payables	(23,986)	21,404	2,582	—	—
Other current liabilities	10,098	3,603	752	—	14,453

Total current liabilities	2,009	33,958	3,852	(1,050)	38,769
Long-term debt, less current portion	116,612	—	34	—	116,646
Other long-term obligations	3,337	173	(442)	489	3,557

Total liabilities	121,958	34,131	3,444	(561)	158,972
Other equity (deficit)	7,224	(372)	(838)	(1,464)	4,550
Accumulated equity (deficit)	(27,092)	(3,566)	(1,136)	1,045	(30,749)

Total shareholders’ equity (deficit)	(19,868)	(3,938)	(1,974)	(419)	(26,199)

Total liabilities and equity (deficit)	$102,090	$30,193	$1,470	$(980)	$132,773

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations
For the fiscal year ended August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$120,053	$125,331	$9,360	$(12,237)	$242,507
Cost of sales	100,382	105,142	6,463	(10,337)	201,650

Gross profit	19,671	20,189	2,897	(1,900)	40,857
Selling, general and administrative	21,164	8,251	3,352	(1,900)	30,867
Research and development	4,511	1,592	106	—	6,209
Amortization of intangibles	960	273	—	—	1,233
Restructuring costs	3,283	465	61	—	3,809

(Loss) income from operations	(10,247)	9,608	(622)	—	(1,261)
Interest income	(204)	(10)	2	—	(212)
Interest expense	15,790	44	9	—	15,843
Amortization of debt issuance costs	2,526	19	—	—	2,545
(Gain) loss on sale of assets	(1,582)	—	—	—	(1,582)
Fixed asset impairment change	1,120	—	—	—	1,120
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(1,434)	481	(5)	(10)	(968)
Intercompany interest (income) expense	(3,515)	3,354	161	—	—
Other (income) expense, net	(665)	172	28	4	(461)

(Loss) income before income taxes	(24,150)	5,548	(817)	6	(19,413)
Income tax (benefit) expense	(452)	2,227	(582)	—	1,193

Net (loss) income	$(23,698)	$3,321	$(235)	$6	(20,606)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations
For the fiscal year ended August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$133,221	$86,183	$5,851	$(9,940)	$215,315
Cost of sales	103,291	68,906	2,270	(7,778)	166,689

Gross profit	29,930	17,277	3,581	(2,162)	48,626
Selling, general and administrative	22,641	5,277	3,551	(2,162)	29,307
Research and development	4,484	245	—	—	4,729
Amortization of intangibles	899	4	207	—	1,110
Restructuring costs	398	7	—	—	405

(Loss) income from operations	1,508	11,744	(177)	—	13,075
Interest income	(83)	(31)	(6)	—	(120)
Interest expense	12,524	17	3	—	12,544
Amortization of debt issuance costs	759	18	—	—	777
Foreign currency transaction (gain) loss	—	1,107	9	(1,464)	(348)
Intercompany interest (income) expense	(744)	666	78	—	—
Other (income) expense, net	(720)	878	(349)	73	(118)

Income (loss) before income taxes	(10,228)	9,089	88	1,391	340
Income tax (benefit) expense	(1,532)	3,485	118	—	2,071

Net income (loss)	$(8,696)	$5,604	$(30)	$1,391	$(1,731)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations
For the fiscal year ended August 31, 2002

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$138,016	$77,852	$5,491	$(10,602)	$210,757
Cost of sales	99,171	63,429	2,542	(8,009)	157,133

Gross profit	38,845	14,423	2,949	(2,593)	53,624
Selling, general and administrative	24,880	5,640	2,917	(2,593)	30,844
Research and development	2,845	224	—	—	3,069
Amortization of intangibles	1,346	205	—	—	1,551

(Loss) income from operations	9,774	8,354	32	—	18,160
Interest income	(1,025)	(49)	(9)	—	(1,083)
Interest expense	13,163	85	3	—	13,251
Amortization of debt issuance costs	734	22	—	—	756
Income on dissolution of joint venture	(475)	—	—	—	(475)
Income on recovery of investments	(1,103)	—			(1,103)
Foreign currency transaction (gain) loss	—	284	1	—	285
Intercompany interest (income) expense	(1,189)	1,106	83	—	—
Other (income) expense, net	(724)	621	(294)	111	(286)

Income (loss) before income taxes	393	6,285	248	(111)	6,815
Income tax (benefit) expense	397	1,731	114	—	2,242

Net income (loss)	$(4)	$4,554	$134	$(111)	$4,573

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
For the fiscal year ended August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$(13,529)	$10,661	$2,646	$—	$(222)

Additions to property, plant and equipment	(11,359)	(12,019)	(1,855)	3,083	(22,150)
Payment for Tech Industries	(36,550)	—	—	—	(36,550)
Proceeds from the sale of property, plant and equipment	6,629	8	—	—	6,637
Other	1,746	246	(45)	(3,083)	(1,136)

Net cash used in investing activities	(39,534)	(11,765)	(1,900)	—	(53,199)

Borrowings under Senior Notes due 2012	180,000	—	—	—	180,000
Payments of Senior Notes due 2005	(110,000)	—	—	—	(110,000)
Payments for warrant redemption	(12,112)	—	—	—	(12,112)
Payments of debt issuance costs	(9,785)	—	—	—	(9,785)
Borrowings under revolver, net	12,788	—	—	—	12,788
Book overdraft	—	674	—	—	674
Other	(369)	—	(107)	—	(476)

Net cash provided by financing activities	60,522	674	(107)	—	61,089

Effect of exchange rate changes on cash	—	267	22	—	289

Increase (decrease) in cash	7,459	(163)	661	—	7,957
Cash and cash equivalents at beginning of year	496	2,871	925	—	4,292

Cash and cash equivalents at end of year	$7,955	$2,708	$1,586	$—	$12,249

68

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
For the fiscal year ended August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$11,135	$3,703	$(547)	$—	$14,291

Additions to property, plant and equipment	(8,963)	(2,986)	(713)	1,581	(11,081)
Other	1,162	129	792	(1,581)	502

Net cash provided by (used in) investing activities	(7,801)	(2,857)	79	—	(10,579)

(Repayments) borrowings under revolver, net	(3,220)	—	—	—	(3,220)
Other	(281)	(100)	(269)	—	(650)

Net cash provided by (used in) financing activities	(3,501)	(100)	(269)	—	(3,870)

Effect of exchange rate changes on cash	—	(112)	(4)	—	(116)

Increase (decrease) in cash and cash equivalents	(167)	634	(741)	—	(274)
Cash and cash equivalents at beginning of year	663	2,237	1,666	—	4,566

Cash and cash equivalents at end of year	$496	$2,871	$925	$—	$4,292

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
For the fiscal year ended August 31, 2002

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$19,827	$4,621	$(43)	$—	$24,405
Additions to property, plant and equipment	(7,188)	(3,569)	(644)	913	(10,488)
Other	(1,136)	(17)	1,513	(913)	(553)

Net cash provided by (used in) investing activities	(8,324)	(3,586)	869	—	(11,041)

(Repayments) borrowings under revolver, net	(11,105)	—	—	—	(11,105)
Other	(377)	(526)	(127)	—	(1,030)

Net cash provided by (used in) financing activities	(11,482)	(526)	(127)	—	(12,135)

Effect of exchange rate changes on cash	—	21	1	—	22

Increase (decrease) in cash as cash equivalents	21	530	700	—	1,251
Cash and cash equivalents at beginning of year	642	1,707	966	—	3,315

Cash and cash equivalents at end of year	$663	$2,237	$1,666	$—	$4,566

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

18. Subsequent events:

Pursuant to an Offer to Purchase dated March 5, 2004, the Company offered to purchase up to 1,319,663 shares of its common stock, representing approximately 11% of its outstanding shares of common stock, at a purchase price of $5.80 per share in cash. Stockholders as of March 5, 2004 are eligible to tender their shares of the Company’s common stock. The Company subsequently extended the offer three times, most recently on October 27, 2004, when it extended the offer through January 15, 2005. The Company has the right to amend the terms of the tender offer further. Under the terms of the indenture governing the Company’s senior notes, a self-tender is permitted any time provided it is completed prior to March 31, 2005. Under the terms of the November 24 Amendment, however, the Company was limited to purchasing a number of its shares having a maximum aggregate value of $2.5 million, subject to certain conditions concerning future performance. Accordingly, the number of shares that can be purchased if the self-tender is completed is substantially less than the number originally offered to be purchased.

Concurrently with the offering of $180.0 million in aggregate principal amount of the Company’s 8¼% senior notes on January 23, 2004, the Company amended its credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. The Company entered into further amendments to this credit agreement on May 21, 2004 and November 24, 2004.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

     During the quarter ended August 31, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Portola have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision — making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost — effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. OTHER INFORMATION

On November 24, 2004, we entered into a Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement (the “Limited Waiver and Amendment”) with General Electric Capital Corporation. The Limited Waiver and Amendment reduced the quarterly fixed charge coverage ratio with which we must comply to 0.95 to 1.0 for measurement periods ended on or before August 31, 2004, 0.89 to 1.0 for measurement periods ending on or before November 30, 2004, 0.75 to 1.0 for measurement periods ending on or before February 28 or May 31, 2005, 0.86 for measurement periods ending on or before August 31, 2005, 1.05 for measurement periods ending on or before November 30, 2005 and 1.1 thereafter. In addition, the Limited Waiver and Amendment reduced the number of shares we may purchase in our pending self-tender offer, limiting us to purchasing a number of our shares having a maximum aggregate value of $2.5 million, subject to certain conditions concerning future performance.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

     Our directors and executive officers and their ages as of November 19, 2004 are as follows:

Name	Age	Title
Jack L. Watts	56	Chairman of the Board and Chief Executive Officer
James A. Taylor	58	President and Chief Operating Officer
Michael T. Morefield	48	Senior Vice President and Chief Financial Officer
M. Craig Akins	53	Vice President, U.S. Sales and Service
Frederick K. Janz	54	Managing Director, International Business Development
Richard D. Lohrman	51	Vice President, Engineering/R&D
E. Scott Merritt	49	Vice President, Corporate Services
Themistocles G. Michos	72	Vice President, General Counsel and Secretary
Robert Egan(1)	40	Director
Martin Imbler(1)(2)	56	Director
Larry C. Williams	55	Director
Debra Leipman-Yale(2)	48	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

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

     Michael T. Morefield has been our Senior Vice President and Chief Financial Officer since October 2004. He has over twenty-four years of extensive global experience spanning over 20 countries in all facets of finance, accounting, administration and general management. Most recently, Mr. Morefield was Chief Financial Officer for Exelon Services, a subsidiary of the Fortune 500 company Exelon Inc. From 1999 to 2002, he was Vice President and Chief Financial Officer for United Plastics Group Inc., a global plastic injection molding manufacturer servicing the electronics, consumer, medical and automotive industries. Prior to that, he held CFO positions for a number of multinational manufacturing companies including United Plastics Group Inc., Schmalbach-Lubeca Holdings, Inc., White Cap, Inc. and Toyoda Machinery USA Inc.

     M. Craig Akins has been our Vice President of U.S. Sales and Service since March 2002. Mr. Akins was the Vice President of Sales for Consolidated Coca - Cola Bottling Company from 1999 until he left in 2002 and held various sales and sales management positions during his twenty–two years with Coca – Cola.

     Frederick K. Janz has been our Managing Director, International Business Development since June 2004. From February 2003 to June 2004, he was President, America Group and from June 2000 to February 2003, he was President, International Group. He joined us in April 1995 as Vice President of Pennsylvania Nepco. Prior to 1995, Mr. Janz was Vice President of the CMS Materials division of CMS Gilbreth, a leading supplier of decorated plastic packaging and application equipment. Mr. Janz also held several positions in Owens Illinois and Johnson Controls Plastics Division as Operations Manager and Regional Manufacturing Manager.

     Richard D. Lohrman has been our Vice President, Engineering/R&D since July 2002. He has twenty–five years of product development experience in the packaging field. Prior to joining Portola, Mr. Lohrman was Manager of Technology for the Closure and Specialty group of Owens — Illinois from 1996 to 2002. Mr. Lohrman also held a Vice President position in R&D for Zeller Plastik, Inc., a company owned by Crown Cork and Seal and was Vice President of Manufacturing for Betts Packaging.

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

     Themistocles G. Michos has been our Vice President and General Counsel since September 1996. He became Secretary during fiscal 2001. Prior to his association with us, he was and continues to be in private practice in San Francisco, California.

     Robert Egan is a Partner of J.P.Morgan Entertainment Partners (JPMEP) and a Senior Advisor to J.P.Morgan Partners. J.P.Morgan Partners is one of the largest private equity funds in the world. Previous to JPMEP, Mr. Egan was the President of Hudson River Capital LLC, a private equity fund that focused on investments in middle market companies. Prior to Hudson, Mr. Egan was a Principal and founding member of Chase Capital Partners, a predecessor to J.P.Morgan Partners. In addition, Mr. Egan has served as a Vice President of The Chase Manhattan Bank’s Merchant Banking Group.

     Martin Imbler is currently Chairman and co–founder of Riverbend Capital Resources Corporation. Prior to founding Riverbend in 2002, Mr. Imbler was President and CEO of Berry Plastics Corporation, a position he held from 1991 until 2002. Berry Plastics is a leading manufacturer of proprietary plastic packaging, serving a variety of markets in the United States and abroad. From 1987 to 1991, Mr. Imbler was President and CEO of Risdon Corporation, a manufacturer of metal and plastic packaging for the cosmetics industry. From 1973 to 1987, he held various executive positions with American Can Company, Conrail, Gulf Oil and The Boston Consulting Group. Previously, he was a Captain in the U.S. Army.

     Larry C. Williams has been one of our directors since January 1989. He co - founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

     Debra Leipman-Yale joined the Board of Directors effective August 31, 2004. Debra has over twenty-five years of experience in marketing and general management of cosmetic, fragrance and toiletry products. She was most recently the Executive Vice President of Revlon, Inc. Prior to her position at Revlon Inc., she held senior positions at Clairol, Inc., a division of Bristol-Myers Squibb from 1983 to 2002, including President of Clairol International.

     Each director listed above was elected at our Annual Meeting of Shareholders held in March 2004, except for Debra Leipman-Yale who was elected by the Board of Directors effective August 31, 2004, and each will serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal.

Audit Committee Matters

     Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of Mr. Imbler and Ms. Leipman-Yale. Our Board of Directors has determined that Mr. Imbler qualifies as an “audit committee financial expert,” and that both members are “independent” as defined in federal securities laws.

Section 16(a) Beneficial Ownership Reporting

     We do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no persons are presently required to file reports with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

     We have adopted a written code of ethics, the “Corporate Code of Conduct” (the “Code”), which is applicable to all of our officers and employees. We have not determined that the Code complies with the requirements of a “code of ethics” within the meaning of Item 406(b) of Regulation S–K. We believe that our current Code is sufficient to assure the honest and ethical conduct of our officers and employees.

     In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code has been filed as an exhibit to this Form 10–K. We intend to disclose any changes in or waivers from the Code by filing a Form 8–K.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes all compensation awarded to, earned by or paid for services rendered to us in all capacities during fiscal 2004, 2003 and 2002 by our Chief Executive Officer and our four other most highly compensated executive officers during fiscal 2004 (together, the “Named Officers”).

Summary compensation table

					Long - term
					compensation
					awards
	Annual compensation			Other annual	Securities underlying	All other
Name and principal position	Year	Salary	Bonus(1)	compensation	options(6)	compensation
Jack L. Watts(2)(3)	2004	$366,128	$100,000	$46,500	—	$50,000
Chairman of the Board and Chief	2003	350,260	—	41,800	200,000	—
Executive Officer	2002	361,770	183,750	41,800	—	152,465
James A. Taylor	2004	281,249	—	—	—	—
President and Chief	2003	252,400	—	—	337,500	—
Operating Officer	2002	262,252	168,750	—	—	—
M. Craig Akins(4)	2004	204,231	—	—	—	—
Vice President, U.S. Sales	2003	192,308	—	—	—	—
and Services	2002	88,462	—	25,000	110,000	—
Frederick K. Janz	2004	200,769	—	—	—	—
Managing Director, International	2003	176,539	—	—	115,000	—
Business Development	2002	178,462	67,500	—	—	—
Richard D. Lohrman(5)	2004	188,750	32,083	—		—
Vice President, Engineering/R&D	2003	161,827	19,808	—		—
	2002	28,558	—	30,000	—	—

(1)	With respect to each fiscal year, bonuses are accrued each quarter for services rendered during the quarter and are generally paid within thirty days after the quarter has ended. With respect to fiscal 2002, all bonuses related to profit sharing distributions.

(2)	With respect to each fiscal year, other annual compensation represents consulting fees with respect to Mr. Watts paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(3)	With respect to fiscal 2004, all other compensation represents forgiveness of $50,000 principal and interest on a note receivable from Mr. Watts. With respect to fiscal 2002, all other compensation represents forgiveness of $91,875 of principal and interest on the same note receivable and $60,590 of reimbursed living expenses incurred while Mr. Watts was overseeing our operations in the United Kingdom.

(4)	Mr. Akins joined us in March 2002 and received a $25,000 signing bonus, which is reflected in other annual compensation.

(5)	Mr. Lohrman joined us in July 2002 and received a $30,000 signing bonus, which is reflected in other annual compensation.

(6)	With respect to fiscal 2003, all of the underlying stock options granted were related our stock option exchange program, except for Messrs. Merritt and Janz, who received 8,200 and 27,500 shares, respectively. The shares received through the exchange program were originally issued under the 1994 Stock Option Plan.

     There were no individual grants of stock options made during fiscal 2004 to the Named Officers.

Aggregated option exercises in fiscal 2004 and fiscal year end option values

			Number of securities		Value of unexercised
	Shares		underlying unexercised		in-the-money options at
	acquired on	Value	options at August 31, 2004		August 31, 2004(1)
Name	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Jack L. Watts	—	n/a	285,000	15,000	—	—
James A. Taylor	—	n/a	320,000	17,500	—	—
M. Craig Akins	—	n/a	49,500	60,500	—	—
Frederick K. Janz	—	n/a	125,825	19,175	—	—
Richard D. Lohrman	—	n/a	158,310	10,290	—	—

(1)	The value of an “in—the—money” option represents the difference between the estimated fair market value of the underlying common stock at August 31, 2004 of $5.80 per share, as determined by our Board of Directors, minus the exercise price of the option. As of August 31, 2004, none of the options held by the individuals listed above was “in-the-money.”

Director compensation

     During fiscal 2004, Mr. Timothy Tomlinson, who resigned from the Board of Directors in February 2004, and Mr. Williams each received compensation for their services as a director in the amount of $4,250 per quarter and $2,000 for each meeting of the Board attended and also were reimbursed for reasonable expenses in attending Board meetings. Ms. Debra Leipman-Yale was elected to the Board of Directors effective August 31, 2004 and received no compensation for fiscal 2004. During fiscal 2004 Mr. Williams received a fee for his services as a member of the Audit Committee of the Board in the amount of $4,000, paid on a quarterly basis, and Mr. Imbler received a fee for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000, paid on a quarterly basis. Messrs. Egan and Watts received no compensation for serving on the Board or any of its committees.

Employment and change of control arrangements

     Certain of the stock option agreements entered into pursuant to the 2002 Stock Option Plan and the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a “change in control,” as defined in such stock option agreements. In this regard, the stock options granted during fiscal 2002 and 2001 to Larry Williams, M. Craig Akins, James A. Taylor and Jack L. Watts, provide for acceleration of vesting upon a change in control of Portola. Stock options granted to certain of these individuals in prior fiscal years also provide for acceleration of vesting upon a change in control.

Compensation committee interlocks and insider participation

     The members of the Compensation Committee of our Board of Directors for fiscal year 2004 were Martin Imbler and Robert Egan.

     For a description of transactions between us and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Item 13 of this Report on Form 10–K and Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this Report on Form 10–K.

Board compensation committee report on executive compensation

     The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for our executive officers and administering certain other compensation programs for such individuals, subject in each instance to approval by the full Board. The Compensation Committee also has the exclusive responsibility for the administration of our stock option plans.

     The fundamental policy of the Compensation Committee is to provide our chief executive officer (“CEO”), president and chief operating officer (“COO”) and vice presidents with competitive compensation opportunities based upon their contribution to our financial success and their personal performance. It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance as well as upon his or her own level of performance. The Committee also believes our executive compensation programs should enable us to attract and retain strong performers. These programs are designed to motivate the senior management team to achieve or exceed key objectives by making individual compensation directly dependent on our achievement of financial goals as well as attaining very high customer satisfaction survey targets, and by providing significant rewards for exceeding those goals. The Committee believes that strong financial performance and customer satisfaction, on a sustained basis, is the surest way for us to positively affect long — term stockholder return.

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

In fiscal 2004, we compiled and analyzed competitive market compensation information from Radford Executive Salary Survey data using the Benchmark Survey Data that includes both private and publicly held companies, and compared the results to our executives’ compensation.

2.	Mix of Compensation.

The compensation package for the CEO, President and COO, and other vice presidents is comprised of three elements; (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) annual variable performance awards payable in cash and tied to our achievement of financial and customer satisfaction targets, and (iii) long–term stock–based incentive awards that strengthen the mutuality of interests between the executive officers and our stockholders. As an executive officer’s level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his or her total compensation be dependent upon the performance of our company and stock price appreciation rather than base salary.

Several of the more important factors that the Compensation Committee considered in establishing the components of each executive officer’s compensation package for fiscal are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

a)	Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry and internal comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In selecting comparable companies for the purposes of maintaining competitive compensation, the Compensation Committee considers many factors, including geographic location, growth rate, annual revenue and profitability, and market capitalization. The Compensation Committee also considers companies outside the industry that may compete with us in recruiting executive talent.

b)	Annual Incentive Compensation. Bonuses are earned by each executive officer primarily on the basis of our achievements of certain corporate financial performance goals established for each fiscal year, as well as reaching or exceeding pre — established customer satisfaction ratings each quarter. For fiscal 2004, the criteria for determination of payment of bonuses was based on the following factors: (i) our EBITDA performance net of capital expenditures relative to the target established by the Compensation Committee, and (ii) our meeting the targets established on the Customer Satisfaction Survey, also established by the Compensation Committee. Based upon the achievement of these targets, other than with respect to Messrs. Watts and Lohrman, bonuses were not paid to executive officers for fiscal 2004.

c)	Deferred Compensation Plan. We maintain a deferred compensation plan, pursuant to which certain members of management (including the executive officers) may elect to defer a portion of his or her annual compensation and bonus payments. The participant’s funds are invested among various funds designated by the plan administrator and currently may not be invested in our stock or other of our securities. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant’s beneficiary in a lump sum or in quarterly installments until fully distributed.

d)	Long–Term Compensation. Long–term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share (the Board established price on the grant date) over a specified period of time (up to ten years). The fixed price per share for Mr. Watts’ options is 110% of fair market value at the date of issuance, while the fixed price per share for options held by our other executive officers is 100% of fair market value at the date of issuance. Options granted generally become exercisable at the rate of 20% of the shares subject thereto one year from the grant date and as to approximately 5% of the shares subject to the option at the end of each three–month period thereafter such that the option is fully exercisable five years from the grant date, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide the maximum return to the executive officer only if the executive officer remains employed by us for the five – year vesting period, and then only if the Board established price of the underlying shares of common stock appreciates over the option term. The number of shares of common stock subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position with us, the base salary associated with that position, the average size of comparable awards made to executive officer’s in similar positions within the industry, the executive officer’s potential for increased responsibility and promotion over the option term, and the executive officer’s personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. None of our executive officers received option grants in fiscal 2004.

3.	Compensation of the Chief Executive Officer.

The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Jack L. Watts’ base salary for fiscal 2004 was approximately $366,128. Mr. Watts’ base salary was established in part by comparing the base salaries of chief executive officers at other companies of similar size. Mr. Watts’ base salary was at the approximate median of the base salary range for chief executive officers of comparative companies. Mr. Watts received a bonus of $100,000 during fiscal 2004 based on performance and comparable industry rates of compensation.

4.	Compensation of the President and Chief Operating Officer.

The compensation of the President and Chief Operating Officer is also reviewed annually on the same basis as discussed above for all executive officers. Mr. James A. Taylor’s base salary for fiscal 2004 was approximately $281,249. Mr. Taylor’s base salary was established in part by comparing the base salaries of president and chief operating officers at other companies of similar size. Mr. Taylor’s base salary was at the approximate median of the base salary range for president and chief operating officers of comparative companies. Mr. Taylor did not receive a bonus during fiscal 2004.

5.	Compensation Limitations.

Under Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder by the Internal Revenue Service, publicly held companies may be precluded from deducting certain compensation paid to certain executive officers in excess of $1.0 million in a year. The regulations exclude from this limit performance — based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. We believe that our 1988, 1994, and 2002 Stock Option Plans qualify for the exclusions. We do not currently anticipate taking action necessary to qualify our executive annual cash bonus plans for the exclusion.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of each class of our voting securities as of October 31, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. Our equity securities are privately held and no class of our voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

	Shares of Class A		Shares of Class B
	common stock		common stock
	beneficially owned(1)		beneficially owned(2)
Name of beneficial owner	Number(3)	Percent(3)	Number(3)	Percent(3)
Suez Equity Investors, L.P.(4)	2,134,992	100.0%	—	—
SEI Associates(4)	2,134,992	100.0	—	—
Robert Egan(5)	—	—	2,387,048	24.4%
J.P. Morgan Partners 23A (formerly Chase Manhattan Capital Corporation)(6)	—	—	2,387,048	24.4
Jack L. Watts(7)	—	—	3,614,446	35.9
Gary L. Barry(8)	—	—	607,965	6.2
James A. Taylor(9)	—	—	327,500	3.2
Frederick K. Janz(10)	—	—	134,113	1.4
M. Craig Akins(11)	—	—	60,500	*
Larry C. Williams(12)	—	—	86,942	*
Richard Lohrman(13)	—	—	33,750	*
Martin Imbler(14)	—	—	6,500	*
Debra Leipman-Yale(15)	—	—	—	—
All executive officers and directors as a group (12 persons)(16)	—	—	6,816,664	62.9%

*	Less than 1%

(1)	As of October 31, 2004, there were 2,134,992 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is non–voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10.0 million or there is a capital reorganization or reclassification of our capital stock. See Note 11 of Notes to Consolidated Financial Statements.

(2)	Our Class B Common Stock, Series 1 carry voting rights of one vote per share. Holders of Class B Common Stock, Series 2 have a number of votes equal to the number of shares of Class B Common Stock, Series 1 into which such holder’s shares of Class B Common Stock, Series 2 is then convertible. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of our assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into that number of shares of Class B Common Stock, Series 1 that results from dividing the Conversion Price (as defined in our certificate of incorporation) by $1.75 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which Portola is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of October 31, 2004, there were 9,772,761 shares of Class B Common Stock issued and outstanding, consisting of 8,602,366 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. See Note 11 of Notes to Consolidated Financial Statements.

(3)	In accordance with the rules of the SEC, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 31, 2004 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Represents 2,028,242 shares held by Suez Equity Investors, L.P. and 106,750 shares held by SEI Associates, an affiliate of Suez Equity Investors, L.P. The address of both Suez Equity Investors, L.P. and SEI associates is 712 5th Avenue, 24th Floor, New York, New York 10019.

(5)	Mr. Egan is a principal of JPMorgan Partners (formerly Chase Capital Partners), an affiliate of JPMorgan Partners 23A (formerly Chase Manhattan Capital Corporation). Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by JPMorgan Partners 23A and affiliates (of which 149,047 shares are held by Archery Partners and 99,800 shares held by Baseball Partners) and 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2004, and (ii) 9,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2004. Also includes 726,095 shares of Class B Common Stock, Series 2 held of record by JPMorgan Partners 23A, 39,620 shares of Class B Common Stock, Series 2 held of record by Archery Partners and 50,000 shares of Class B Common Stock, Series 2 held of record by Baseball Partners, both affiliates of JPMorgan Partners 23A. Mr. Egan disclaims beneficial ownership of the 1,569,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners 23A and affiliates, and the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners 23A and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 10,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2004 and (b) 9,000 shares subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2004. With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JPMorgan Partners 23A. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	Includes 290,000 shares subject to options that are exercisable within 60 days of October 31, 2004. Also includes 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 10,000 shares held of record by the Watts Family Foundation, of which Mr. Watts is the President and a Trustee. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 898A Faulstich Court, San Jose, California 95112.

(8)	Mr. Barry’s address is 885 Portola Road, Portola Valley, California 94028.

(9)	Composed entirely of shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Taylor’s address is 898A Faulstich Court, San Jose, California 95112.

(10)	Includes 131,275 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Janz’s address is 322 Bunker Hollow Road, Doylestown, Pennsylvania 18901

(11)	Includes 60,500 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Akins’ address is 898A Faulstich Court, San Jose, California 95112.

(12)	Includes 35,000 shares subject to options that are exercisable within 60 days of October 31, 2004. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(13)	Includes 33,750 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Lohrman’s address is 951 Douglas Road, Batavia, IL 60510.

(14)	Includes 6,500 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Imbler’s address is 5901 Lincoln Avenue, Evansville, IN 47715.

(15)	Ms. Leipman-Yale’s address is 18 Fawn Lane, Armonk, NY 10504.

(16)	Includes the shares shown in footnotes 5, 7 and 9 through 15. Includes 1,064,390 shares subject to options that are exercisable within 60 days of October 31, 2004.

Equity compensation plan Information

Year Ended August 31, 2004
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	2,015,929	$3.91	6,176,424

(1)	All such plans involve only our Class B, Series 1 Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans and transactions with senior management and other employees

     In January 1992, we loaned Jack L. Watts, our Chairman of the Board and Chief Executive Officer, $250,000 represented by a secured promissory note. The note plus accrued interest was originally due in January 1993, and originally accrued interest at a rate equal to 2% above the borrowing rate on our revolving credit facility. In January 1997, the rate was changed to equal the Short Term Applicable Federal Rate, compounded annually. In December 2002, our Board of Directors agreed to extend until January 17, 2006, the due date of all principal and accrued interest owing to us. Also, in November 2003 and December 2001, our Board of Directors agreed to have us forgive the repayment of certain principal and interest amounts due on the note totaling approximately $50,000 and $92,000, respectively. Mr. Watts paid all remaining outstanding principal and interest due under the loan on May 20, 2004. In addition, during fiscal 2002, we paid approximately $61,000 for travel and living expenses for Mr. Watts.

Transactions with officers and directors

     In addition to a base salary of $12,000, we incurred fees of $286,000 and expenses of $23,000 in fiscal 2004 to our Vice President, General Counsel and current Secretary, Themistocles G. Michos, for legal services rendered.

Transactions with entities affiliated with officers and directors

     In connection with the financing transactions related to the $180.0 million offering of our 8¼% senior notes due 2012, we paid fees of $5,000,000 to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1,178,000 to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $368,000 to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (one of our directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69,000 to Themistocles Michos (our Vice President, General Counsel and Secretary) for services rendered. We also repurchased a warrant from JPMorgan Partners for $10,659,000, resulting in the recognition of a loss totaling $1,639,000.

     From time to time, we use the services of the law firm of Tomlinson Zisko LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 2004, we incurred an aggregate of fees and expenses of $638,000 to Tomlinson Zisko, which includes the $368,000 paid in connection with the $180.0 million offering of our 8¼% senior notes due 2012 discussed above.

     On March 1, 2003, we entered into a consulting agreement with The Breckenridge Group, Inc, of which Larry Williams is a principal, for certain investment advisory and banking services. Pursuant to such agreement, as discussed above, we paid to The Breckenridge Group $1,178,000 during fiscal 2004 in connection with the financing transactions related to the $180 million offering of our 81/4% senior notes due 2012 discussed above. Mr. Williams was a member of our Audit Committee until August 31, 2004 and was also a member of our Compensation Committee until October 2003.

     In June 1994, Chase Manhattan Capital Corporation, now known as J.P. Morgan Partners 23A SBIC LLC (“JPMorgan Partners 23A”), purchased shares of our Class B Common Stock, Series 1 from us and certain of our insiders, and shares of our Class B Common Stock, Series 2 from Robert Fleming Nominees, Ltd., now known as Chase Nominees Limited (“RFNL”). In connection with these purchases, JPMorgan Partners 23A, RFNL and (G.E. Capital (formerly Heller Financial, Inc.), the lender under a credit facility entered into with us, received certain demand and piggyback registration rights. In addition, JPMorgan Partners 23A became a participant in an earlier agreement between us and RFNL under which (i) we have the right of first offer to purchase any shares of our capital stock that either RFNL or JPMorgan Partners 23A proposes to sell to any non–related party and (ii) each shareholder has a right of first offer to purchase any Class B Common Stock, Series 1 that we propose to sell. JPMorgan Partners 23A is also a party to certain shareholders agreements providing for certain rights of first refusal as described below under the heading “Shareholders Agreements.” In addition, the parties to these shareholders agreements have granted to JPMorgan Partners 23A certain co–sale rights to participate in the sale by any such shareholders of more than 25% of the outstanding shares of our common stock. One of the shareholders agreements also provides that we are prohibited from (i) entering into any merger, consolidation or repurchase of capital stock, (ii) making certain amendments to our Bylaws or Certificate of Incorporation or (iii) entering into certain other significant transactions, without the approval of JPMorgan Partners 23A. Pursuant to that agreement, Jack L. Watts, RFNL and their permitted transferees have agreed to vote their shares in favor of a nominee of JPMorgan Partners 23A as one of our directors. Mr. Egan is JPMorgan Partners 23A’s current nominee.

     On July 1, 1999, we entered into an agreement with Sand Hill Systems, Inc. (“SHS”), then a wholly–owned unrestricted subsidiary, to provide a total of $3.5 million in support services to SHS. The agreement terminated on September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark–up of the cost of the services rendered. In consideration for those services, we received a promissory note in the principal amount of $3.5 million from SHS, bearing interest at a rate equal to the base rate charged under our senior revolving credit facility less one–half of one percent. In September 1999, Portola IV LLC, a limited liability company (“LLC”), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the “Members”) were at the same time our officers or directors, including Jack L. Watts, Laurie D. Bassin, Timothy Tomlinson and Larry Williams. The LLC secured payment of the note by pledging 500,000 shares of our Class B Common Stock that had been contributed to the LLC by the Members to capitalize the LLC (the “Portola Shares”). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003 or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, we (and a wholly owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which we accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to us in lieu of foreclosure and in payment of all amounts due under the note. See Note 15 of Notes to Consolidated Financial Statements.

     Effective July 1, 2000, our wholly owned unrestricted e–commerce subsidiary, BLN, sold its shares to SHS in exchange for a non–interest bearing, unsecured promissory note for $1.5 million, which was fully reserved for as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to shareholders.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our annual report on Form 10-K, the reviews of our financial statements included in our quarterly reports on Form 10-Q, services provided related to the Company’s 144A bond offering and related required regulatory filings were approximately $715,000 and $283,000 for the years ended August 31, 2004 and 2003, respectively.

Audit-Related Fees

     The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services was approximately $32,000 that were related to the performance of the opening balance sheet audit of the Company’s acquisition in the first quarter of 2004 and $14,000 that were related to the performance of the valuation of the Company’s acquisition in the third quarter of 2004. The aggregate fees billed by PricewaterhouseCoopers LLP for due diligence services was $5,609 for the year ended August 31, 2003.

Tax Fees

     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by PricewaterhouseCoopers LLP were approximately $103,000 and $110,000 for the years ended August 31, 2004 and 2003, respectively.

All Other Fees

     There were no aggregate fees billed for any other non-audit services rendered by PricewaterhouseCoopers LLP to us for the years ended August 31, 2004 and 2003, respectively.

     All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee is that the audit committee must be informed of the non-audit services in advance of the engagement and the audit committee’s responsibilities in this regard may not be delegated to management.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Registered Public Accounting Firm are filed herewith:

     (a)(2) Financial Statement Schedules. The following financial statement schedule is filed herewith and should be read in conjunction with the consolidated financial statements:

Page in
Form 10–K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	88
Schedule II—Valuation and Qualifying Accounts	89

     All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

     (a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10–K:

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

Exhibit
Number	Exhibit Title
10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)*

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders (29)

10.26	Employment Agreement with Michael T. Morefield

10.29	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among Portola Packaging, Inc. and General Electric Capital Corporation

10.30	Option to Renew

10.31	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and Portola Packaging, Inc.

10.32	Lease between Cabot Industrial Properties, L.P., Landlord, and Portola Packaging, Inc., Tenant

14.01	Corporate Code of Ethics

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included as part of the signature page to this report)

31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.03	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on

Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC.,
a Delaware corporation
/s/ JACK L. WATTS

Jack L. Watts
November 29, 2004	By:	Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jack L. Watts, James A. Taylor, Michael T. Morefield and Themistocles G. Michos, and each of them, his or her true and lawful attorneys–in–fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10–K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys–in–fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:

/s/ JACK L. WATTS

Jack L. Watts
Chief Executive Officer, Chairman of the Board	November 29, 2004
and a Director

/s/ JAMES A. TAYLOR

James A. Taylor	November 29, 2004
President and Chief Operating Officer

PRINCIPAL FINANCIAL OFFICER
AND PRINCIPAL ACCOUNTING OFFICER:

/s/ MICHAEL T. MOREFIELD

Michael T. Morefield
Senior Vice President and	November 29, 2004
Chief Financial Officer

DIRECTORS:

/s/ ROBERT EGAN

Robert Egan	November 29, 2004

/s/ MARTIN IMBLER

Martin Imbler	November 29, 2004

/s/ DEBRA LEIPMAN-YALE

Debra Leipman-Yale	November 29, 2004

/s/ LARRY C. WILLIAMS

Larry C. Williams	November 29, 2004

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     We have not sent to our security holders either (1) an annual report covering fiscal 2004 or (2) any proxy materials with respect to an annual or special meeting of our security holders. To the extent that we send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10–K, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

     Our audits of the consolidated financial statements referred to in our report dated November 18, 2004, appearing on page 37 of this Form 10–K also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10–K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

November 3, 2004

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Additions/			Ending
Doubtful Accounts	Balance	Expenses	Other(1)	Deductions(2)	Balance
August 31, 2004	1,244	159	223	422	1,204
August 31, 2003	1,151	460	(263)	104	1,244
August 31, 2002	1,160	567	(119)	457	1,151

Allowance for Investment
In/Advances to	Beginning	Additions/			Ending
Unconsolidated Affiliates	Balance	Expenses	Other	Deductions	Balance
August 31, 2004	—	—	—	—	—
August 31, 2003	120	—	—	120	—
August 31, 2002	3,000	—	—	2,880	120

Allowance for Obsolete	Beginning	Additions/			Ending
Inventory	Balance	Expenses	Other	Deductions(3)	Balance
August 31, 2004	253	1,033	—	391	895
August 31, 2003	311	665	—	723	253
August 31, 2002	355	464	45	553	311

Deferred Tax	Beginning	Additions/			Ending
Valuation Allowance	Balance	Expenses	Other	Deductions	Balance
August 31, 2004	3,989	12,329	—	—	16,318
August 31, 2003	1,058	2,931	—	—	3,989
August 31, 2002	981	77	—	—	1,058

(1)	Recoveries

(2)	Write–off of bad debts

(3)	Disposal of obsolete inventory

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)*

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

Exhibit
Number	Exhibit Title
10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)
10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)
10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders (29)
10.26	Employment Agreement with Michael T. Morefield
10.29	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among Portola Packaging, Inc. and General Electric Capital Corporation
10.30	Option to Renew
10.31	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and Portola Packaging, Inc.
10.32	Lease between Cabot Industrial Properties, L.P., Landlord, and Portola Packaging, Inc., Tenant
14.01	Corporate Code of Ethics
21.01	Subsidiaries of the Registrant
23.01	Consent of PricewaterhouseCoopers LLP
24.01	Power of Attorney (included as part of the signature page to this report)
31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.03	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or compensating plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.