Form 10-K/A
period 2004-08-31
PORTOLA PACKAGING INC
filed 2004-12-14
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant’s voting and non-voting common stock is privately held and there is no public market for such common stock. The aggregate market value of Registrant’s voting and non-voting common stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within sixty days prior to the date of filing because there have been no sales of the voting or non-voting common stock within sixty days prior to the date of filing.

11,907,753 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non-voting Class A Common Stock and 9,772,761 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 19, 2004.

PORTOLA PACKAGING, INC.
ANNUAL REPORT ON FORM 10-K/A
YEAR ENDED AUGUST 31, 2004

		Page
	PART I
Item 1.	Business	1
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	77
	PART III
Item 10.	Directors and Executive Officers of Registrant	78
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions	89
Item 14	Principal Accountant Fees and Services	91
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	92
	Signatures	97
	Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	98
Exhibit 10.26
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 14.01
Exhibit 21.01
Exhibit 23.01
Exhibit 31.01
Exhibit 31.02
Exhibit 31.03
Exhibit 32.01

     Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc.®, TI®, EDesigner Studio® and the Portola logo are our registered trademarks used in this Annual Report on Form 10-K/A.

Explanatory Note

This Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended August 31, 2004 that we filed on November 29, 2004. We have filed this Amendment to reclassify the (gain) loss from the sale of property, plant and equipment and the fixed asset impairment charge. Accordingly, these items have now been included in income from operations and are no longer stated below income from operations within the amended consolidated statements of operations and within the amended supplemental condensed consolidated statements of operations presented in Note 17 of the Notes to Consolidated Financial Statements. The reclassification had no effect on the Company’s net (loss) income for the fiscal years ended August 31, 2004, 2003 and 2002. In addition, we have updated our discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes. We have also corrected the effective tax rate reconciliation for the fiscal year ended August 31, 2004 that is set forth in brackets presented in Note 13 of the Notes to Consolidated Financial Statements and made other wording changes due to production errors in the finalization of the originally filed Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as discussed above or as required to reflect the amendments set forth below.

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K/A, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding our financing alternatives, financial position, business strategy, plans and objectives of management for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this report entitled “Raw Materials and Production,” “Product Development,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct, as they only reflect management’s opinions as of the date hereof. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, competition in our markets, and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q we will file in fiscal 2005.

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

     We believe that we are the sole or largest supplier to our top 25 customers of the products we supply to them. We have supplied products to these customers for an average of thirteen years. We sold over 12.2 billion closures in fiscal 2004 to over 1,000 customers under the names Snap Cap, Nepco, Portola, Tech Industries, Portola Tech International and other brand names. We sell our products to such beverage, food and consumer product companies as Dean Foods, Dairyland, Dairy Crest, Arla Foods, Kroger, Perrier Water/Nestle, Estée Lauder, Avon and Coca-Cola.

     Many features of our products have been developed through our significant research and development efforts. For example, we developed the “tear strip” feature that has become a standard tamper evident mechanism for non-carbonated beverage and food products. In addition, we have developed most of the technical information and know-how that we believe necessary to operate our business. We hold approximately 150 domestic and foreign patents, with over 70 additional patent applications pending, on the design of container closures and compatible neck finishes.

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

     During fiscal 1999, we entered into a joint venture with Greiner A.G. of Austria to form an Austrian company now named Capsnap Europe Packaging GmbH (“CSE”), which is 50% owned by Portola. CSE currently sells five-gallon closures and bottles that are produced by our United Kingdom subsidiary and our joint venture partner in CSE. CSE also has a 50% ownership interest in Watertek, a joint venture in Turkey that produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas that sells our products in Greece.

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

     On September 19, 2003, we acquired all of the outstanding capital stock of Tech Industries, Inc., (we renamed Tech Industries as Portola Tech International, or PTI, subsequent to the acquisition; accordingly, we refer to Tech Industries as PTI throughout this Form 10-K/A) for approximately $40.0 million (including assumed liabilities and transaction costs). PTI is a manufacturer of plastic closures and containers for the CFT industries. PTI’s customers include Estée Lauder and Avon, each of which has used our products for over 20 years. Tech Industries provided us with an entrance to the CFT market, where advanced design capabilities and specialized manufacturing processes are required. During 2004 we began to implement our efficient manufacturing processes within PTI’s operations. We funded the purchase price for PTI through borrowings under our existing credit facility.

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

     Expanding sales in markets outside of the United States. We expect significant growth in markets outside of the United States for plastic closures, containers and capping equipment, as bottled water, other non-carbonated beverage and CFT companies in international markets adopt more advanced packaging materials and techniques. We are seeking to capitalize on these growth opportunities by entering into joint ventures with local bottle manufacturers, bottlers and distributors, by increasing export sales and by establishing direct operations in local markets. For example, we have purchased land and may develop a new manufacturing facility in the Czech Republic to serve European markets for closures and CFT products.

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

     Product Integrity initiative. We have adopted a Product Integrity strategy in which we focus on providing products and services that leverage our core strengths in enhancing our customers’ product safety and protecting their brand equity. We design our products to assure customers that their products will be received by end-users with all of the attributes the manufacturer intended, including taste, freshness, odor and effectiveness. Other Product Integrity initiatives include the establishment of a separate division that will develop and sell anti-counterfeiting devices and services designed to protect brand equity as well as quality control and manufacturing control products designed to eliminate defective products. In addition, Product Integrity encompasses other safety and security services designed to protect the integrity of the manufacturing process and protect products as they move through the distribution chain.

     Seeking strategic acquisitions. From time to time we may consider strategic acquisitions, focusing on markets with higher growth rates than those we currently serve, and on markets in which we can leverage our strengths in Product Integrity and manufacturing efficiency.

Plastic closure market

     Portola competes in the closure segment of the worldwide plastic container packaging industry, focusing on proprietary tamper evident plastic closure applications. Plastic closures have various applications and are designed and engineered to meet specific uses. Portola’s major product applications for plastic closures for beverages include dairy, fruit juice, bottled water, sport drinks, other non-carbonated beverage products and institutional food products, as well as closures and containers for the CFT market.

     Closure design is a function of the type of container and its contents. Products which are perishable, highly acidic or susceptible to tampering all require specialized capping applications. In many instances, it may be necessary for the container to be re-sealable, or it may be preferable for the contents to be dispensed through the closure without the closure being removed.

     The use of plastic closures has grown as the demand for tamper evident packaging has grown. A tamper evident feature is highly valued by the non-carbonated beverage and food market. While certain tamper evident devices can be incorporated into metal closures, the most sophisticated devices have been developed for plastic closures. We invented the original snap-on cap design as well as the “tear strip” feature with breakaway bands for plastic closures. These Portola innovations established the standard tamper evident mechanism for the non-carbonated beverage and food industries.

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

     Plastic closures. We offer a wide variety of plastic closures under each of our principal product lines to satisfy a great number of application and customer requirements. Our plastic closures for beverages are broadly grouped into five categories: (i) small closures used to cap blowmolded plastic bottles, (ii) closures for five-gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons), and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. Our plastic closures range in size from 26 mm to 110 mm and conform to international packaging standards. We offer 30 standard colors, and also offer a high degree of product distinction for our customers through over 300 custom-blended colors, and sophisticated printing, embossing and adhesive labeling capabilities. Most of our plastic closures offer a snap-on, snap-screw or screw feature, designs which are preferred by packagers because they reduce production costs. Our plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for non-carbonated beverage and food products. Our sales of plastic closures represented approximately 67%, 75% and 80% of total sales in fiscal 2004, 2003 and 2002, respectively.

     The following describes our principal closure lines for the non-carbonated beverage and institutional food markets:

•	Closures for gallon and half-gallon plastic containers. We are a leading provider of 38 mm closures used primarily for gallon and half-gallon blowmolded containers for milk, fruit juices and bottled water in the United States, and similar plastic containers in Mexico and the United Kingdom. These closures represented $116.6 million.

•	Five-gallon closures. We are a leading provider of plastic closures for five-gallon returnable glass and plastic water cooler bottles in the United States and the United Kingdom. These closures represented $28.3 million.

•	Other food and beverage closures. We produce a variety of specialty closures for the beverage and food markets. These products include (i) wide mouth closures for plastic containers used in institutional food applications such as condiments, mayonnaise and salad dressing, (ii) re-closeable plastic dispensing fitments for gable-top paperboard cartons used for orange juice, lemonade, other juice, dairy and soy products, and (iii) push-pull dispensing tamper evident closures for bottled water, fruit juices and sport drinks. We believe that we are a leader in many of these markets in the United States and the United Kingdom. These products represented $32.6 million.

     In September 2003, we entered the CFT market through our acquisition of PTI, which produces and markets custom bottle caps and jar covers for personal care, cosmetics products fragrance and toiletries. We believe that we are a leader in closures for the CFT market, with particular strength in compression-molded closures used in high-end product applications. PTI has had long-standing relationships, averaging over 20 years, with five out of the seven major global cosmetics companies, including Avon, Estée Lauder and L’Oreal. These closures represented $27.6 million, or 11%, of total sales in fiscal 2004.

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

     We have historically entered new markets outside of the United States through joint ventures with bottle manufacturers, bottlers and distributors that have an established presence in the local market. We currently are a party to a joint venture with CSE that sells certain products in Europe. For risks associated with our foreign operations, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Difficulties presented by non-U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.”

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

Competition

     We compete in sales of container closures and bottles to the beverage and food industry, many of which are proprietary, on the basis of price, product design, product quality, reliability, on-time delivery and customer service. We believe that our broad range of beverage and food products and our ability to provide our customers with innovative, low-cost closures and complete capping systems, as well as our reputation for quality, reliability and service, and our automated and strategically located production facilities give us a competitive advantage. We compete in the same manner with our CFT products and are able to offer our customers a range of customization in that area that we believe provides us with competitive advantages.

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

Employees

     As of August 31, 2004, we had 1,376 full-time employees, 51 of whom were engaged in product development, 111 in marketing, sales and customer support, 1,123 in manufacturing and 91 in finance and administration. We use seasonal and part-time employees for training, vacation replacements and other short-term requirements. None of our employees in the United States is covered by any collective bargaining agreement. Approximately 38 employees of our Canadian subsidiary are members of the Teamsters Union, and during fiscal 2002, we entered into a three-year agreement with the Teamsters Union. In addition, approximately 75 of our employees are covered by a collective bargaining agreement in Mexico. We have never experienced a work stoppage and believe that employee relations are good.

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

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five-gallon caps causes our caps to infringe a patent held by it and is seeking damages. We have answered the complaint denying all allegations and asserting that Portola’s products do not infringe the Blackhawk patent and that the patent is invalid. Fact discovery has been completed, and discovery pertaining to the parties’ experts has not yet been commenced. The Court has completed the first phase of claim construction. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

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

	Year ended August 31,
(Dollars in thousands)	2000	2001	2002	2003	2004
Consolidated statements of operations data, as amended:
Sales(1)	$208,919	$219,418	$210,757	$215,315	$242,507
Cost of sales(1)(2)	162,294	169,544	157,133	166,689	201,650

Gross profit	46,625	49,874	53,624	48,626	40,857
Selling, general and administrative	30,379	28,774	30,844	29,307	30,867
Research and development	2,922	3,096	3,069	4,729	6,209
Loss (gain) on sale of property plant and equipment(3)	106	(6,784)	(20)	30	(1,582)
Fixed asset impairment charge(4)	—	—	—	—	1,120
Amortization of intangibles(5)	3,457	4,176	1,551	903	1,233
Goodwill impairment charge(6)	—	—	—	207	—
Restructuring costs(7)	493	1,939	—	405	3,809

	37,357	31,201	35,444	35,581	41,656

Income (loss) from operations	9,268	18,673	18,180	13,045	(799)
Interest income(8)	(75)	(75)	(1,083)	(120)	(212)
Interest expense	14,486	14,453	13,251	12,544	15,843
Amortization of debt issuance costs	428	718	756	777	2,545
Loss on warrant redemption(9)	—	—	—	—	1,867
Minority interest (income) expense(10)	(118)	278	113	73	5
Equity (income) loss of unconsolidated affiliates, net(11)	469	37	(340)	(415)	(625)
Income on dissolution of joint venture(12)	—	—	(475)	—	—
Income on recovery of investments(13)	—	—	(1,103)	—	—
Other (income) expense, net(14)	(14)	158	246	(154)	(809)

	15,176	15,569	11,365	12,705	18,614

Income (loss) before income taxes	(5,908)	3,104	6,815	340	(19,413)
Income tax provision (benefit)	(2,165)	2,074	2,242	2,071	1,193

Net (loss) income	$(3,743)	$1,030	$4,573	$(1,731)	$(20,606)

	As of August 31,
	2000		2001		2002		2003		2004
Consolidated balance sheets data:
Working capital	$18,213		$18,665		$18,147		$10,449		$32,871
Total assets	154,335		149,635		136,589		132,773		189,225
Total debt	134,848		142,382		130,911		127,235		199,484
Redeemable warrants(15)(16)	12,630		10,510		10,359		10,302		—
Total shareholders’ equity (deficit)	(30,956)		(27,283)		(24,913)		(26,199)		(46,478)
Cash Flow Data:
Net cash provided by (used in) operating activities	17,578		15,020		24,291		14,294		(383)
Net cash used in investing activities	(11,717)		(4,102)		(10,927)		(10,582)		(53,038)
Net cash (used in) provided by financing activities	(4,304)		(11,569)		(12,135)		(3,870)		61,089
Other data:
Closure unit volume (in millions) (unaudited)	11,939		12,871		12,693		12,337		12,174
Closure unit volume growth (unaudited)	(2.4)%		7.8%		(1.4)%		(2.8)%		(1.3)%
EBITDA(17)	29,862		40,223		40,112		31,627		17,160
Depreciation and amortization(2)	20,856		21,948		19,290		17,966		18,185
Amortization of debt issuance costs	428		718		756		777		2,545
Capital expenditures	10,943		14,088		10,488		11,081		22,150
Fixed charge coverage ratio	0.63	x	1.19	x	1.45	x	1.02	x	0.03	x

See next page for notes to selected consolidated financial data.

Notes to selected consolidated financial data

(1)	During the fourth quarter of fiscal 2001, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, we included both shipping revenues and shipping and handling charges in cost of sales. We adopted EITF Issue 00-10 in the fourth quarter of fiscal 2001 and reclassified the previously reported results for fiscal 2000 to conform with the new standard, which had no effect on net income (loss). The effect of this accounting policy change was to increase revenue and cost of sales during the fiscal 2001 and 2000 by $5.1 million and $5.9 million, respectively.

(2)	Management performed a detailed analysis and also researched industry averages concerning the average life of molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004.

(3)	Loss (gain) on sale of property, plant and equipment includes a $1.6 million gain on the sale of our manufacturing buildings in Chino and San Jose, California in fiscal 2004, and a $6.8 million gain on the sale of real estate in San Jose, California in fiscal 2000.

(4)	We identified the facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to our Sumter, South Carolina building. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility.

(5)	Includes amortization of patents and technology licenses, tradename, covenants not-to-compete and customer relationships for all years presented and also includes goodwill amortization for fiscal 2001 and 2000. Effective September 1, 2001, we chose early adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets, at which time the amortization of goodwill ceased.

(6)	At August 31, 2004 and 2003, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States - Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States - CFT. Based on this review, no impairment was recognized during fiscal 2004 and we recorded a $0.2 million impairment related to Shanghai Portola Packaging Company Limited in fiscal 2003.

(7)	We incurred restructuring costs of $3.8 million during fiscal 2004, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1.4 million for employee severance costs. As of August 31, 2004, approximately $2.7 million had been charged against the restructuring reserve for the employee severance costs. We anticipate that the majority of the accrual balance will be paid within twelve months from the end of fiscal 2004. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. During the third quarter of fiscal 2004, we completed the sale of our manufacturing facility in Chino, California at a net sales price of $3.3 million and recognized a gain of $1.0 million. In July 2004, we also completed the sale of our manufacturing facility in San Jose, California at a net sales price of approximately $3.2 million and recognized a gain of $0.6 million in the fourth quarter of fiscal 2004. The operations from the Sumter, South Carolina plant have been relocated primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within Portola. In connection with the closure of manufacturing operations in Sumter, we identified the facility would not be utilized in the near term and recognized an impairment charge of $1.1 million on the plant building in Sumter, South Carolina in the fourth quarter of fiscal 2004.

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

(8)	Interest income includes income on the revaluation of redeemable warrants to purchase shares of our Class A Common Stock, and in fiscal 2002, interest income also included $0.8 million recognized on the recovery of an investment in Sand Hill Systems, Inc., an entity in which our chief executive officer and certain other officers held a financial interest. See Note 15 of the Notes to our consolidated financial statements.

(9)	Represents loss on warrant redemption in fiscal 2004 (see Note 15 to selected consolidated financial data below).

(10)	Represents minority interest expense for our consolidated subsidiaries that are not wholly owned.

(11)	Represents equity (income) loss relating to our 50% interest in Capsnap Europe Packaging GmbH.

(12)	Represents income on recovery on our investment in Sand Hill Systems, Inc. as described in Note 15 of the Notes to our consolidated financial statements.

(13)	Represents income relating to the forgiveness of debt in the dissolution of one of our joint ventures.

(14)	Other expense (income), net principally includes foreign currency gains and losses.

(15)	We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8¼% senior notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model.

(16)	As of June 30, 2001, we applied EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The effect of the application of Issue 00-19 was to reclassify our redeemable warrants from temporary equity to a liability on June 30, 2001.

(17)	EBITDA represents, for any relevant period, income (loss) before interest expense, taxes, depreciation of property, plant and equipment, amortization of debt issuance costs and amortization of intangibles. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

	Year ended August 31,
(Dollars in thousands)	2000	2001	2002	2003	2004
Consolidated net (loss) income	$(3,743)	$1,030	$4,573	$(1,731)	$(20,606)
Add: Interest expense	14,486	14,453	13,251	12,544	15,843
Taxes	(2,165)	2,074	2,242	2,071	1,193
Depreciation and amortization	20,856	21,948	19,290	17,966	18,185
Amortization of debt issuance costs	428	718	756	777	2,545

EBITDA	$29,862	$40,223	$40,112	$31,627	$17,160

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K/A. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk factors” section of this Form 10-K/A. Our actual results may differ materially from those contained in any forward-looking statements.

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
Portola Packaging Canada Ltd.—Canada
Portola Packaging Inc. Mexico, S.A. de C.V.—Mexico
Shanghai Portola Packaging Company Limited—Republic of China
Portola Holding (Asia Pacific) Limited—Hong Kong
Portola GmbH—Austria
Portola s.r.o.—Czech Republic
Portola Packaging (ANZ) Limited — New Zealand

     All of these subsidiaries, except Portola Packaging (ANZ) Limited, are restricted subsidiaries under the indenture governing our $180 million in aggregate principal amount of 8¼% senior notes that we issued in January 2004. The following subsidiaries are restricted subsidiaries under the terms of our senior revolving credit facility entered into in January 2004: Portola Allied Tool, Inc., Northern Engineering and Plastics Corporation, PTI, Portola Ltd., Portola Packaging Limited, Portola Packaging Canada Ltd., and Portola Packaging, Inc. Mexico, S.A. de C.V. Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing our senior notes and the terms of our senior credit facility. Unrestricted subsidiary status imposes limitations on our ability and the ability of our restricted subsidiaries to finance the operations of unrestricted subsidiaries.

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

     Impact of equity issuances. We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8¼% senior notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00-19, the change in the price of the warrants of $57,000 and $58,000 was recognized as interest income during fiscal 2004 and 2003, respectively.

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

     Loss (gain) on sale of property, plant and equipment. We recognized a net gain of $1.6 million on the sale of property, plant and equipment during fiscal 2004, due to the sale of our manufacturing buildings in Chino and San Jose, California, compared to a net loss of $30,000 incurred during the same period of fiscal 2003.

     Fixed asset impairment charge. We identified the facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to our Sumter, South Carolina building during the fourth quarter of fiscal 2004. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations primarily to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility and we have written the building down to its fair market value of $0.9 million.

     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer relationships) increased $0.3 million to $1.2 million for fiscal 2004 from $0.9 million in fiscal 2003. This increase was primarily due to the amortization of PTI intangible assets acquired in September 2003.

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

     (Loss) income from operations. Due to the effect of the factors summarized above, income from operations decreased $13.8 million to a loss of $0.8 million for fiscal 2004 from income of $13.0 million for fiscal 2003.

     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity income of unconsolidated affiliates, foreign currency transaction (gain) and loss, and loss on warrant redemption.

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

     Loss (gain) on sale of property, plant and equipment. We recognized a net loss of $30,000 on the sale of property, plant and equipment during fiscal 2003, compared to a gain of $20,000 recognized on the sale of property, plant and equipment during the same period in fiscal 2002.

     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents, acquisition costs, technology, trade name and covenants not-to-compete) decreased $0.5 million, or 28.4%, to $1.1 million for fiscal 2003 from $1.6 million in fiscal 2002. This decrease was due to certain intangibles related to the acquisitions of Portola Allied and Portola Consumer being fully amortized in March 2002 and June 2002, respectively, offset by an impairment loss of $0.2 million included in amortization expense in fiscal 2003.

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

     Income from operations. Due to the effect of the factors summarized above, income from operations decreased $5.2 million, or 28.2%, to $13.0 million for fiscal 2003 from $18.2 million for fiscal 2002 and decreased as a percentage of sales from 8.6% in fiscal 2002 to 6.1% in fiscal 2003.

     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity (income) loss of unconsolidated affiliates, income on dissolution of a joint venture, income on recovery of a note receivable and other expense, net.

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

     Operating activities. Net cash (used in) provided by operations totaled $(0.2) million and $14.3 million in fiscal 2004 and 2003, respectively. Net cash used in operations for fiscal 2004 was principally the result of our net loss, largely offset by non-cash charges for depreciation and amortization and an aggregate of $6.8 million of non-cash items included in other (income) expense. See Notes 2 and 15 of the Notes to Consolidated Financial Statements. Working capital (current assets less current liabilities) increased $22.5 million to $32.9 million as of August 31, 2004 from $10.4 million as of August 31, 2003. $7.9 million of the increase consisted of cash allocated for our repurchase of shares of our common stock under our pending tender offer and $9.0 million of the increase was due to the elimination of the current portion of the liability for our warrants due to our repurchase of the Class A Common Stock warrants in the second and third quarters of fiscal 2004 and the remainder was due to the acquisition of PTI. These increases in working capital were offset by a decrease in operating cash.

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

     Concurrently with the offering of $180.0 million in aggregate principal amount of our 8¼% senior notes on January 23, 2004, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. In addition, we must meet a quarterly fixed charge coverage ratio as defined in the November 24 Amendment. The fixed charge coverage ratio as revised in the November 24 Amendment equaled 0.95 to 1.0 for the measurement period ended on August 31, 2004. For the fourth quarter and fiscal year ended 2004, we were in compliance with the fixed charge coverage ratio. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance.

     Our senior secured credit agreement as amended and the indenture governing our 8¼% senior notes contain a number of significant restrictions and covenants as discussed above. While the November 24 Amendment reduced important fixed charge coverage ratios under the secured credit agreement favorably to us, it requires improvements in this ratio from current levels beginning with the quarter ending November 30, 2005. Adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with these and other financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

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

     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but for the reasons stated above, we cannot assure you that this will be the case. In this respect we note that trends for the past two years in our sales, competitive pressures and costs of raw materials have not been favorable. Elements of our financial performance, including run-rate, are likely to remain at currently depressed levels relative to historical performance during fiscal 2005. Further, while we believe that these trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur during fiscal 2005.

Fiscal year ended August 31, 2003 compared to fiscal year ended August 31, 2002

     Operating activities. Net cash provided by operations totaled $14.3 million and $24.4 million in fiscal 2003 and 2002, respectively. Net cash provided by operations for fiscal 2003 was principally the result of non-cash charges for depreciation and amortization offset, in small part, by our net loss. Net cash provided by operations for fiscal 2002 was the result of net income plus non-cash charges for depreciation and amortization, offset by an aggregate of $2.7 million of non-cash items included in other (income) expense. See Notes 2 and 15 of the Notes to Consolidated Financial Statements. Working capital decreased $7.7 million to $10.4 million as of August 31, 2003 from $18.1 million as of August 31, 2002, primarily due to the re-classification of warrants with a carrying value of $9.0 million as current due to their expiration in June 2004, in addition to increases in accounts payable and a decrease in inventory, offset in part by an increase in accounts receivable.

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

Contractual obligations

     The following sets forth our contractual obligations as of August 31, 2004:

	Payments Due by Period
		Less
		than 1	1 - 3	3 - 5	After 5
	Total	Year	Years	Years	Years
Contractual Obligations:	(dollars in thousands)
Long-Term Debt, including current portion:
Senior Notes (1)	$180,000	—	—	—	$180,000
Revolver (2)	$19,349	—	—	$19,349	—
Capital Lease Obligations (3)	$135	$82	$53	—	—
Operating Lease Obligations (4)	$35,274	$4,053	$6,169	$5,488	$19,564
Guarantees (5)	$1,569	—	$426	—	$1,143

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8¼% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment commenced August 1, 2004. The indenture governing the senior notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8¼% senior notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into amendments to this senior secured credit facility on May 21, 2004 and November 24, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. In addition, we must meet a quarterly fixed charge ratio. The fixed charge coverage ratio as revised in the November 24 Amendment equaled 0.95 to 1.0 for the measurement period ended on August 31, 2004. For the fourth quarter and fiscal year ended 2004, we were in compliance with the fixed charge coverage ratio. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on at our election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2004 was $4.3 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.3 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK). We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.4 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2004.

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

Effective September 1, 2002, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or to a disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004 and 2003, we incurred restructuring charges of $3.8 million and $0.4 million, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 4).

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities that meet certain criteria to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to our first interim period ending December 15, 2004. Management is currently analyzing the impact of FIN 46 as it relates to our joint ventures to determine if the joint ventures’ financial statement will need to be consolidated with our consolidated financial statements.

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

Risk Factors

The following risk factors may cause actual results to differ materially from those in any forward-looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:

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

     Our 8¼% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 17 of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information regarding our restricted and unrestricted subsidiaries.

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

We may be subject to pricing pressures and credit risks due to consolidation in our customers’ industries, and we do not have long-term contracts with most of our customers.

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

     We rely on a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure you that our competitors will not independently develop equivalent or superior know-how, trade secrets or production methods.

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

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five-gallon caps have caused our caps to infringe a patent held by it and is seeking damages. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page in
Form 10-K/A
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of August 31, 2004 and 2003	42
Consolidated Statements of Operations for the Years Ended August 31, 2004, 2003 and 2002, as amended	43
Consolidated Statements of Cash Flows for the Years Ended August 31, 2004, 2003 and 2002	44
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended August 31, 2004, 2003 and 2002	45
Notes to Consolidated Financial Statements	46
INDEX TO FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts	100

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

Portola Packaging, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

August 31,	2004	2003
Assets
Current assets:
Cash and cash equivalents	$12,249	$4,292
Accounts receivable, net of allowance for doubtful accounts of $1,204 and $1,244, respectively	31,223	28,948
Inventories	17,857	11,306
Other current assets	4,737	3,309
Deferred income taxes	1,573	1,363

Total current assets	67,639	49,218
Property, plant and equipment, net	78,666	66,004
Goodwill	19,824	10,468
Debt issuance costs, net of accumulated amortization of $2,045 and $4,500, respectively	9,748	1,585
Trademarks, net of accumulated amortization of $360 and $320, respectively	5,000	40
Customer relationships, net of accumulated amortization of $123 in 2004	2,477	—
Patents, net of accumulated amortization of $7,653 and $7,072, respectively	2,005	2,548
Covenants not-to compete and other intangible assets, net of accumulated amortization of $896 and $408, respectively	1,192	448
Other assets	2,674	2,462

Total assets	$189,225	$132,773

Liabilities, minority interest and shareholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt	$82	$287
Current portion of redeemable warrants to purchase Class A Common Stock	—	9,025
Accounts payable	22,268	15,291
Book overdraft	674	—
Accrued liabilities	6,895	6,457
Accrued compensation	3,611	2,781
Accrued interest	1,238	4,928

Total current liabilities	34,768	38,769
Long-term debt, less current portion	199,402	116,646
Redeemable warrants to purchase Class A Common Stock	—	1,277
Deferred income taxes	1,318	1,848
Other long-term obligations	215	385

Total liabilities	235,703	158,925

Minority interest	—	47

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2004 and 2003	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,603 shares in 2004 and 8,600 shares in 2003	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2004 and 2003	1	1
Additional paid-in capital	6,593	6,582
Notes receivable from shareholders	—	(161)
Accumulated other comprehensive loss	(1,727)	(1,882)
Accumulated deficit	(51,355)	(30,749)

Total shareholders’ equity (deficit)	(46,478)	(26,199)

Total liabilities, minority interest and shareholders’ equity (deficit)	$189,225	$132,773

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Operations, as Amended
(in thousands)

Year ended August 31, as amended	2004	2003	2002
Sales	$242,507	$215,315	$210,757
Cost of sales	201,650	166,689	157,133

Gross profit	40,857	48,626	53,624

Selling, general and administrative	30,867	29,307	30,844
Research and development	6,209	4,729	3,069
(Gain) loss from sale of property, plant and equipment	(1,582)	30	(20)
Fixed asset impairment charge	1,120	—	—
Amortization of intangibles	1,233	903	1,551
Goodwill impairment charge	—	207	—
Restructuring costs	3,809	405	—

	41,656	35,581	35,444

(Loss) income from operations	(799)	13,045	18,180

Other (income) expense:
Interest income	(212)	(120)	(1,083)
Interest expense	15,843	12,544	13,251
Amortization of debt issuance costs	2,545	777	756
Minority interest expense	5	73	113
Equity income of unconsolidated affiliates, net	(625)	(415)	(340)
Foreign currency transaction (gain) loss	(968)	(348)	285
Loss on warrant redemption	1,867	—	—
Income on dissolution of joint venture	—	—	(475)
Income on recovery of investments	—	—	(1,103)
Other (income) expense, net	159	194	(39)

	18,614	12,705	11,365

(Loss) income before income taxes	(19,413)	340	6,815
Income tax provision	1,193	2,071	2,242

Net (loss) income	$(20,606)	$(1,731)	$4,573

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended August 31,	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(20,606)	$(1,731)	$4,573
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,185	17,966	19,290
Amortization of debt issuance costs	2,545	777	756
Deferred income taxes	(740)	(473)	(199)
(Gain) loss on property and equipment dispositions	(1,582)	30	(20)
Fixed asset impairment charge	1,120	—	—
Goodwill impairment charge	—	207	—
Provision for doubtful accounts	263	417	567
Provision for excess and obsolete inventories	(642)	(31)	45
Provision for restructuring	3,809	405	—
Minority interest expense	5	73	113
Equity income of unconsolidated affiliates, net	(625)	(415)	(340)
Interest income on warrants	(57)	(58)	(151)
Loss on warrant redemption	1,867	—	—
Income on dissolution of joint venture	—	—	(475)
Income on recovery of investment	—	—	(1,940)
Changes in working capital:
Accounts receivable	2,476	(3,321)	3,270
Inventories	(843)	1,942	1,794
Other current assets	(833)	808	420
Accounts payable	5,502	464	(2,444)
Accrued liabilities and compensation	(6,536)	(2,766)	(977)
Accrued interest	(3,691)	—	9

Net cash (used in) provided by operating activities	(383)	14,294	24,291

Cash flows from investing activities:
Additions to property, plant and equipment	(22,150)	(11,081)	(10,488)
Proceeds from sale of property, plant and equipment	6,637	114	404
Payment for Tech Industries, Inc.	(35,917)	—	—
Payment of transaction costs for Tech Industries, Inc.	(633)	—	—
Additions to intangible assets	(501)	(117)	(427)
Decrease (increase) in notes receivable from shareholders	161	(3)	114
Decrease (increase) in other assets	(635)	505	(530)

Net cash used in investing activities	(53,038)	(10,582)	(10,927)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	180,000	—	—
Redemption of Senior Notes due 2005	(110,000)	—	—
Repayments (borrowings) under revolver, net	12,788	(3,220)	(11,105)
Payments for warrant redemption	(12,112)	—	—
Payment of debt issuance costs	(9,785)	—	—
Increase in book overdraft	674	—	—
Repayments of long-term debt arrangements	(348)	(398)	(612)
Issuance of common stock	11	12	9
Payments on other long-term obligations	(82)	(181)	(346)
Distributions to minority owners	(57)	(83)	(81)

Net cash provided by (used in) financing activities	61,089	(3,870)	(12,135)

Effect of exchange rate changes on cash and cash equivalents	289	(116)	22

(Decrease) increase in cash and cash equivalents	7,957	(274)	1,251
Cash and cash equivalents at beginning of year	4,292	4,566	3,315

Cash and cash equivalents at end of year	$12,249	$4,292	$4,566

See Note 16 for supplemental cash flow disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands)

			Class B
	Class A		Series 1		Series 2		Additional	Notes receivable	Accumulated other		Total	Total
							paid-in	from	comprehensive	Accumulated	shareholders'	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shareholders	income (loss)	deficit	equity (deficit)	income (loss)
Balance, August 31, 2001	2,135	$2	9,098	$8	1,171	$1	$9,161	$(272)	$(2,592)	$(33,591)	$(27,283)
Repayment of promissory note with stock			(524)		(1)		(2,625)				(2,625)
Issuance of common stock			2				9				9
Exercise of stock options			21				25				25
Decrease in notes receivable from shareholders								114			114
Net income										4,573	4,573	$4,573
Other comprehensive income									274		274	274

Balance, August 31, 2002	2,135	2	8,597	8	1,170	1	6,570	(158)	(2,318)	(29,018)	(24,913)	$4,847

Issuance of common stock			3				12				12
Increase in notes receivable from shareholders								(3)			(3)
Net loss										(1,731)	(1,731)	$(1,731)
Other comprehensive income									436		436	436

Balance, August 31, 2003	2,135	2	8,600	8	1,170	1	6,582	(161)	(1,882)	(30,749)	(26,199)	$(1,295)
Issuance of common stock			3				11				11
Decrease in notes receivable from shareholders								161			161
Net loss										(20,606)	(20,606)	$(20,606)
Other comprehensive income									155		155	155

Balance, August 31, 2004	2,135	$2	8,603	$8	1,170	$1	$6,593	$—	$(1,727)	$(51,355)	$(46,478)	$(20,451)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

1. Summary of significant accounting policies:

Nature of operations:

Portola Packaging, Inc. and Subsidiaries (the “Company” or “PPI” or “Portola”) designs, manufactures and markets tamper-evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non-carbonated beverage products. The Company’s Canadian subsidiary also designs, manufactures and markets a wide variety of plastic bottles for use in the dairy, fruit juice and bottled water industries. The Company’s Mexican and United Kingdom subsidiaries also manufacture five-gallon polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, the Czech Republic, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements. In addition, the Company entered the cosmetics, fragrance and toiletries (“CFT”) market with the acquisition of Tech Industries, which was subsequently renamed Portola Tech International (“PTI”) (Note 2).

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

Debt issuance costs:

Debt issuance costs are amortized using the straight-line method over the term of the related loans.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Accounting for stock-based compensation:

At August 31, 2003, the Company had several stock-based compensation plans (Note 11). The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in fiscal 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the pro forma net income (loss) would have been reported as follows:

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Foreign currency translation:

The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). Gains (losses) arising from foreign currency transactions for fiscal 2004, 2003 and 2002 totaled $968, $348 and $(285), respectively, and are included in “Other (income) expense” in the accompanying amended consolidated statements of operations. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of August 31, 2004 (Note 9).

Carrying value of long-lived assets:

Long-lived assets, including property, plant and equipment and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on an appraisal from a third party and management’s assessment of the carrying values of such long-lived assets, the Company identified the facility would not be utilized in the near term and recognized an impairment charge of $1,120 on the building in Sumter, South Carolina during the fourth quarter of fiscal 2004. No impairment charge was recognized during fiscal 2003.

Fair value of financial instruments:

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and other liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt except for the 8¼% senior notes due 2012, approximates fair value. The fair value of the senior notes was estimated to be approximately $156,600 as of August 31, 2004 (Note 8).

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or to a disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004 and 2003, the Company incurred restructuring charges of $3,809 and $405, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 4).

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, that meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the Company’s first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending December 15, 2004. Management is currently analyzing the impact of FIN 46 as it relates to the Company’s joint ventures to determine if the joint ventures’ financial statement will need to be consolidated with the Company’s consolidated financial statements.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Reclassifications:

Certain prior year balances have been reclassified to conform with the current year financial statement presentation. In addition, the Company has reclassified the (gain) loss from the sale of property, plant and equipment and the fixed asset impairment charge. Accordingly, these items have now been included in income from operations and are no longer stated below income from operations within the amended consolidated statements of operations and within the amended supplemental condensed consolidated statements of operations presented in Note 17.

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

The $9,163 goodwill was assigned to United Closure – CFT segment and the total amount of goodwill is expected to be deductible for tax purposes.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The following represents the allocation of the purchase price of $35,917 plus $633 in transaction costs.

Intangible asset—trademark and trade name(indefinite life)	$5,000
Intangible asset—website(5 year weighted average useful life)	400
Intangible asset—customer relationships(20 year weighted average useful life)	2,600
Intangible asset – covenants not-to-compete(5 year weighted average useful life)	374
Property, plant and equipment	12,468
Goodwill	9,163
Current assets acquired	9,058
Current liabilities assumed	(2,513)

Total purchase price	$36,550

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

During fiscal 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produced and sold five-gallon PET water bottles out of one of the Company’s domestic plants. During fiscal 2002, the Company dissolved the partnership. Kimex agreed to forgive debt of $475, which was recognized in other (income) expense included in the Consolidated Statements of Operations, as amended.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

6. Property, plant and equipment:

August 31,	2004	2003
Assets (asset lives in years):
Buildings and land (35)	$13,898	$17,962
Machinery and equipment (5-10)	162,897	161,160
Leasehold improvements (10-35)	9,527	6,022

	186,322	185,144
Less accumulated depreciation	(107,656)	(119,140)

	$78,666	$66,004

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

7. Goodwill and intangible assets:

As of August 31, 2004 and 2003, goodwill and accumulated amortization by segment category (Note 14) consisted of the following:

	August 31, 2004		August 31, 2003
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Goodwill:
United States - Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States - CFT	9,163	—	—	—
Canada	4,706	(1,315)	4,437	(1,239)
Mexico	3,801	(2,534)	3,801	(2,534)
China	—	—	392	(392)
Other	449	(364)	449	(364)

Total consolidated	$30,704	$(10,880)	$21,664	$(11,196)

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

In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

	August 31, 2004		August 31, 2003
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets:
Patents	$9,658	$(7,653)	$9,620	$(7,072)
Debt issuance costs	11,793	(2,045)	6,085	(4,500)
Customer relationships	2,600	(123)	—	—
Covenants not-to-compete	829	(405)	455	(243)
Technology	550	(226)	150	(75)
Trademarks	360	(360)	360	(320)
Other	709	(265)	251	(90)

Total amortizable intangible assets	$26,499	$(11,077)	$16,921	$(12,300)
Non-amortizable intangible assets:
Trademarks	5,000	—	—	—

Total amortizable intangible assets	$31,499	$(11,077)	$16,921	$(12,300)

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

8. Debt:

Debt:

August 31,	2004	2003
Senior notes	$180,000	$110,000
Senior revolving credit facility	19,349	6,561
Capital lease obligations	59	302
Other	76	70

	199,484	116,933
Less: Current portion long-term debt	(82)	(287)

	$199,402	$116,646

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

Concurrently with the offering of $180,000 in aggregate principal amount of 8¼% senior notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. In addition, the Company must meet a quarterly fixed charge coverage ratio. The fixed charge coverage ratio as revised in the November 24 Amendment equaled 0.95 to 1.0 for the measurement period ended on August 31, 2004 and for the fourth quarter. At the end of fiscal 2004, the Company was in compliance with the revised fixed charge coverage ratio. Failure to comply with the fixed charge coverage ratio covenant in the future could cause an Event of Default under the senior secured credit facility, at which time the Company could be declared to be in default under that agreement and all outstanding borrowings would become currently due and payable. The Company’s future compliance with the fixed charge coverage ratio covenant is dependent upon the Company's achieving its projected operating results in fiscal 2005. The Company currently believes that it will attain its projected results and that it will be in compliance with the fixed charge coverage covenant throughout fiscal 2005. However, if the Company does not achieve these projected results and all outstanding borrowings become currently due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2004, the Bank Prime Loan rate and the LIBOR Loan rate were 4.5% and 1.51%, respectively.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Aggregate maturities of long–term debt:

The aggregate maturities of long–term debt as of August 31, 2004 were as follows:

Fiscal years ending August 31,
2005	$82
2006	42
2007	11
2008	—
2009	19,349
Thereafter	180,000

$199,484

9. Commitments and contingencies:

Legal:

The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to the Company’s five-gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. Fact discovery has been completed, and discovery pertaining to the parties’ experts has not yet been commenced. The Court has completed the first phase of claim construction. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in the Company sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $343 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by its United Kingdom subsidiary and its joint venture partner in CSE. The Company also extended the expiration date of a letter of credit in February 2004, that now expires February 2007, that guarantees a loan of $426 for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2004.

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

10. Redeemable warrants:

The Company had two outstanding warrants to purchase shares of its Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to the Company. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of the Company’s common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180,000 in aggregate principal amount of its 8¼% senior notes due 2012 on January 23, 2004, the Company offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to the Company’s repurchase of 2,052,526 shares of its Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10,659 and the funds were paid on February 23, 2004. The Company recognized a loss of $1,639 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to the Company’s repurchase of 440,215 shares of its Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1,453 and the funds were paid on May 4, 2004. The Company recognized a loss of $228 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10,245, which represented the estimated fair value of the instruments as determined by the Company’s management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00-19, changes in the price of the warrants of $57,000 and $58,000 was recognized as interest income during fiscal 2004 and 2003, respectively.

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

All stock option plans:

At August 31, 2004, the Company had reserved 2,866,200, 3,500,000 and 5,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1988, 1994 and 2002 stock option plans, respectively. Under all three plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for non-statutory options and not less than 100% of the fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for incentive options, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal 2003 and 2002:

	2003	2002
Risk-Free Interest Rate	2.98%	4.33%
Expected Life	5 years	5 years
Volatility	n/a	n/a
Dividend Yield	—	—

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

13. Income taxes:

Income tax provision (benefit) for fiscal 2004, 2003 and 2002 consisted of the following:

August 31,	2004	2003	2002
Current:
Federal	$(153)	$—	$—
State	(29)	—	16
Foreign	2,115	2,544	2,425

	1,933	2,544	2,441

Deferred:
Federal	(271)	(1,165)	70
State	1	(343)	(18)
Foreign	(470)	1,035	(251)

	(740)	(473)	(199)

	$1,193	$2,071	$2,242

The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

Year ended August 31,	2004	2003	2002
Federal statutory rate (benefit)	(34.0)%	34.0%	34.0%
State taxes, net of federal income tax benefit	(1.2)	—	—
Effects of foreign operations	(2.5)	—	—
Nondeductible expenses	(1.1)	26.5	1.8
Change in valuation allowance	45.0	550.1	1.1
Other	(0.1)	(1.5)	(4.0)

Effective income tax rate	6.1%	609.1%	32.9%

Full valuation allowances have been established against net deferred tax assets in the Company’s domestic jurisdictions. In addition, the Company reversed a valuation allowance in fiscal 2004 that was provided in prior years for its China operations.

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

The tables below presents a reconciliation of income (loss) to total EBITDA for fiscal 2004, 2003 and 2002, respectively:

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	United
	States –	United
	Closures &	States -		United
For Fiscal 2004	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(22,317)	$(1,777)	$2,198	$2,769	$(137)	$1,248	$(2,590)
Add:
Interest expense	12,274	2,308	209	712	168	58	114
Tax (benefit) expense	(451)	—	1,065	1,221	(59)	(583)	—
Depreciation and amortization	11,230	1,482	1,342	2,890	607	289	345
Amortization of debt issuance costs	2,526	—	19	—	—	—	—

EBITDA	$3,262	$2,013	$4,833	$7,592	$579	$1,012	$(2,131)

	United
	States -	United
	Closures &	States -		United
For Fiscal 2003	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(6,990)	—	$1,948	$3,081	$633	$(375)	$(28)
Add:
Interest expense	11,780	—	329	246	108	59	22
Tax (benefit) expense	(1,531)	—	1,140	1,918	426	—	118
Depreciation and amortization	12,806	—	1,224	2,646	595	325	370
Amortization of debt issuance costs	759	—	18	—	—	—	—

EBITDA	$16,824	—	$4,659	$7,891	$1,762	$9	$482

	United
	States -	United
	Closures &	States -		United
For Fiscal 2002	Corporate	CFT	Canada	Kingdom	Mexico	China	Other
Net income (loss)	$(564)	—	$253	$3,102	$1,654	$56	$72
Add:
Interest expense	11,968	—	550	391	250	78	14
Tax (benefit) expense	397	—	835	1,121	(225)	—	114
Depreciation and amortization	13,189	—	1,578	2,596	597	674	656
Amortization of debt issuance costs	739	—	17	—	—	—	—

EBITDA	$25,729	—	$3,233	$7,210	$2,276	$808	$856

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

The following is a breakdown of revenue and long-lived assets by geographic region as of and for fiscal 2004, 2003 and 2002:

	2004	2003	2002
Revenue:
United States	$143,764	$130,503	$134,175
Foreign	98,743	84,812	76,582

Total	$242,507	$215,315	$210,757

Long–lived assets:
United States	$88,266	$59,678	$65,540
Foreign	33,315	23,877	24,225

Total	$121,581	$83,555	$89,765

15. Related party transactions:

On July 1, 1999, the Company entered into an agreement with SHS to provide a total of $3,500 in support services to SHS, then a wholly owned subsidiary. The agreement terminated September 30, 1999, when the services provided under the agreement reached an aggregate value of $3,500, including approximately $1,500 in a mark-up of the cost of the services rendered. In consideration for those services, the Company received a promissory note in the principal amount of $3,500 from SHS that bore interest at a rate equal to the base rate charged under the Company’s senior revolving credit facility less one-half of one percent. In September 1999, Portola IV LLC, a limited liability company (“LLC”), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the “Members”) were at the same time officers of the Company. The LLC secured payment of the note by pledging 500,000 shares of the Class B Common Stock of the Company that had been contributed to the LLC by the Members to capitalize the LLC (the “Portola Shares”). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003, or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, the Company (and a wholly owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which it accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to the Company in lieu of foreclosure and in payment of all amounts due under the note. The Company’s carrying basis for its investment in SHS and the promissory note due from SHS was $560 at August 22, 2002. As a result of the share transfer, the Company recognized income from the recovery of the investment and interest income of approximately $1,103 and $800, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Effective July 1, 2000, the Company sold the assets of a wholly owned e-commerce subsidiary, BLN, to SHS in exchange for a non-interest bearing, unsecured promissory note for $1,500, which was fully reserved for as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to SHS’s shareholders.

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

The Company sold products to and performed certain services for its non-consolidated affiliated companies totaling approximately $9,634, $2,756 and $6,496 for fiscal 2004, 2003 and 2002, respectively. The Company had trade receivables due from these non-consolidated affiliated companies, which amounted to $2,114 and $1,003 as of August 31, 2004 and 2003, respectively.

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

During fiscal 2004, 2003 and 2002, the Company wrote-off fully amortized intangible assets totaling approximately $392, $1,360 and $174, respectively.

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

Supplemental Condensed Consolidated Statements of Operations, as Amended
For the fiscal year ended August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$120,053	$125,331	$9,360	$(12,237)	$242,507
Cost of sales	100,382	105,142	6,463	(10,337)	201,650

Gross profit	19,671	20,189	2,897	(1,900)	40,857
Selling, general and administrative	21,164	8,251	3,352	(1,900)	30,867
Research and development	4,511	1,592	106	—	6,209
(Gain) loss on sale of assets	(1,582)	—	—	—	(1,582)
Fixed asset impairment change	1,120	—	—	—	1,120
Amortization of intangibles	960	273	—	—	1,233
Restructuring costs	3,283	465	61	—	3,809

(Loss) income from operations	(9,785)	9,608	(622)	—	(799)
Interest income	(204)	(10)	2	—	(212)
Interest expense	15,790	44	9	—	15,843
Amortization of debt issuance costs	2,526	19	—	—	2,545
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(1,434)	481	(5)	(10)	(968)
Intercompany interest (income) expense	(3,515)	3,354	161	—	—
Other (income) expense, net	(665)	172	28	4	(461)

(Loss) income before income taxes	(24,150)	5,548	(817)	6	(19,413)
Income tax (benefit) expense	(452)	2,227	(582)	—	1,193

Net (loss) income	$(23,698)	$3,321	$(235)	$6	$(20,606)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations, as Amended
For the fiscal year ended August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$133,221	$86,183	$5,851	$(9,940)	$215,315
Cost of sales	103,291	68,906	2,270	(7,778)	166,689

Gross profit	29,930	17,277	3,581	(2,162)	48,626
Selling, general and administrative	22,641	5,277	3,551	(2,162)	29,307
Research and development	4,484	245	—	—	4,729
(Gain) loss on sale of assets	30				30
Amortization of intangibles	899	4	207	—	1,110
Restructuring costs	398	7	—	—	405

(Loss) income from operations	1,478	11,744	(177)	—	13,045
Interest income	(83)	(31)	(6)	—	(120)
Interest expense	12,524	17	3	—	12,544
Amortization of debt issuance costs	759	18	—	—	777
Foreign currency transaction (gain) loss	—	1,107	9	(1,464)	(348)
Intercompany interest (income) expense	(744)	666	78	—	—
Other (income) expense, net	(750)	878	(349)	73	(148)

Income (loss) before income taxes	(10,228)	9,089	88	1,391	340
Income tax (benefit) expense	(1,532)	3,485	118	—	2,071

Net income (loss)	$(8,696)	$5,604	$(30)	$1,391	$(1,731)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations, as Amended
For the fiscal year ended August 31, 2002

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$138,016	$77,852	$5,491	$(10,602)	$210,757
Cost of sales	99,171	63,429	2,542	(8,009)	157,133

Gross profit	38,845	14,423	2,949	(2,593)	53,624
Selling, general and administrative	24,880	5,640	2,917	(2,593)	30,844
Research and development	2,845	224	—	—	3,069
(Gain) loss on sale of assets	(20)	—	—	—	(20)
Amortization of intangibles	1,346	205	—	—	1,551

(Loss) income from operations	9,794	8,354	32	—	18,180
Interest income	(1,025)	(49)	(9)	—	(1,083)
Interest expense	13,163	85	3	—	13,251
Amortization of debt issuance costs	734	22	—	—	756
Income on dissolution of joint venture	(475)	—	—	—	(475)
Income on recovery of investments	(1,103)	—			(1,103)
Foreign currency transaction (gain) loss	—	284	1	—	285
Intercompany interest (income) expense	(1,189)	1,106	83	—	—
Other (income) expense, net	(704)	621	(294)	111	(266)

Income (loss) before income taxes	393	6,285	248	(111)	6,815
Income tax (benefit) expense	397	1,731	114	—	2,242

Net income (loss)	$(4)	$4,554	$134	$(111)	$4,573

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

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

     M. Craig Akins has been our Vice President of U.S. Sales and Service since March 2002. Mr. Akins was the Vice President of Sales for Consolidated Coca-Cola Bottling Company from 1999 until he left in 2002 and held various sales and sales management positions during his twenty-two years with Coca-Cola.

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

     Richard D. Lohrman has been our Vice President, Engineering/R&D since July 2002. He has twenty-five years of product development experience in the packaging field. Prior to joining Portola, Mr. Lohrman was Manager of Technology for the Closure and Specialty group of Owens-Illinois from 1996 to 2002. Mr. Lohrman also held a Vice President position in R&D for Zeller Plastik, Inc., a company owned by Crown Cork and Seal and was Vice President of Manufacturing for Betts Packaging.

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

Code of Ethics

     We have adopted a written code of ethics, the “Corporate Code of Conduct” (the “Code”), which is applicable to all of our officers and employees. We have not determined that the Code complies with the requirements of a “code of ethics” within the meaning of Item 406(b) of Regulation S-K. We believe that our current Code is sufficient to assure the honest and ethical conduct of our officers and employees.

     In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code has been filed as an exhibit to this Form 10-K/A. We intend to disclose any changes in or waivers from the Code by filing a Form 8-K.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes all compensation awarded to, earned by or paid for services rendered to us in all capacities during fiscal 2004, 2003 and 2002 by our Chief Executive Officer and our four other most highly compensated executive officers during fiscal 2004 (together, the “Named Officers”).

Summary compensation table

					Long-term
					compensation
					awards
	Annual compensation				Securities
				Other annual	underlying	All other
Name and principal position	Year	Salary	Bonus(1)	compensation	options(6)	compensation
Jack L. Watts(2)(3)	2004	$366,128	$100,000	$46,500	—	$50,000
Chairman of the Board and	2003	350,260	—	41,800	200,000	—
Chief Executive Officer	2002	361,770	183,750	41,800	—	152,465
James A. Taylor	2004	281,249	—	—	—	—
President and Chief	2003	252,400	—	—	337,500	—
Operating Officer	2002	262,252	168,750	—	—	—
M. Craig Akins(4)	2004	204,231	—	—	—	—
Vice President, U.S. Sales	2003	192,308	—	—	—	—
and Services	2002	88,462	—	25,000	110,000	—
Frederick K. Janz	2004	200,769	—	—	—	—
Managing Director,	2003	176,539	—	—	115,000	—
International Business Development	2002	178,462	67,500	—	—	—
Richard D. Lohrman(5)	2004	188,750	32,083	—	—	—
Vice President,	2003	161,827	19,808	—	—	—
Engineering/R&D	2002	28,558	—	30,000	75,000	—

(1)	With respect to each fiscal year, bonuses are accrued each quarter for services rendered during the quarter and are generally paid within thirty days after the quarter has ended. With respect to fiscal 2002, all bonuses related to profit sharing distributions.

(2)	With respect to each fiscal year, other annual compensation represents consulting fees with respect to Mr. Watts paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(3)	With respect to fiscal 2004, all other compensation represents forgiveness of $50,000 principal and interest on a note receivable from Mr. Watts. With respect to fiscal 2002, all other compensation represents forgiveness of $91,875 of principal and interest on the same note receivable and $60,590 of reimbursed living expenses incurred while Mr. Watts was overseeing our operations in the United Kingdom.

(4)	Mr. Akins joined us in March 2002 and received a $25,000 signing bonus, which is reflected in other annual compensation.

(5)	Mr. Lohrman joined us in July 2002 and received a $30,000 signing bonus, which is reflected in other annual compensation.

(6)	With respect to fiscal 2003, all of the underlying stock options granted were related our stock option exchange program, except for Messrs. Merritt and Janz, who received 8,200 and 27,500 shares, respectively. The shares received through the exchange program were originally issued under the 1994 Stock Option Plan.

     There were no individual grants of stock options made during fiscal 2004 to the Named Officers.

Aggregated option exercises in fiscal 2004 and fiscal year end option values

			Number of securities		Value of unexercised
	Shares		underlying unexercised		in-the-money options at
	acquired on	Value	options at August 31, 2004		August 31, 2004(1)
Name	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Jack L. Watts	—	n/a	285,000	15,000	—	—
James A. Taylor	—	n/a	320,000	17,500	—	—
M. Craig Akins	—	n/a	49,500	60,500	—	—
Frederick K. Janz	—	n/a	125,825	19,175	—	—
Richard D. Lohrman	—	n/a	158,310	10,290	—	—

(1)	The value of an “in-the-money” option represents the difference between the estimated fair market value of the underlying common stock at August 31, 2004 of $5.80 per share, as determined by our Board of Directors, minus the exercise price of the option. As of August 31, 2004, none of the options held by the individuals listed above was “in-the-money.”

Director compensation

     During fiscal 2004, Mr. Timothy Tomlinson, who resigned from the Board of Directors in February 2004, and Mr. Williams each received compensation for their services as a director in the amount of $4,250 per quarter and $2,000 for each meeting of the Board attended and also were reimbursed for reasonable expenses in attending Board meetings. Ms. Debra Leipman-Yale was elected to the Board of Directors effective August 31, 2004 and received no compensation for fiscal 2004. During fiscal 2004, Mr. Williams received a fee for his services as a member of the Audit Committee of the Board in the amount of $4,000, paid on a quarterly basis, and Mr. Imbler received a fee for his services as a member of the Compensation Committee of the Board of Directors in the amount of $4,000, paid on a quarterly basis. Messrs. Egan and Watts received no compensation for serving on the Board or any of its committees.

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

     For a description of transactions between us and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Item 13 of this Report on Form 10-K/A and Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this Report on Form 10-K/A.

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

The compensation package for the CEO, President and COO, and other vice presidents is comprised of three elements; (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) annual variable performance awards payable in cash and tied to our achievement of financial and customer satisfaction targets, and (iii) long-term stock-based incentive awards that strengthen the mutuality of interests between the executive officers and our stockholders. As an executive officer’s level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his or her total compensation be dependent upon the performance of our company and stock price appreciation rather than base salary.

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

	Shares of Class A		Shares of Class B
	common stock		common stock
	beneficially owned(1)		beneficially owned(2)
Name of beneficial owner	Number(3)	Percent(3)	Number(3)	Percent(3)
Suez Equity Investors, L.P.(4)	2,134,992	100.0%	—	—
SEI Associates(4)	2,134,992	100.0	—	—
Robert Egan(5)	—	—	2,387,048	24.4%
J.P. Morgan Partners 23A (formerly Chase Manhattan Capital Corporation)(6)	—	—	2,387,048	24.4
Jack L. Watts(7)	—	—	3,614,446	35.9
Gary L. Barry(8)	—	—	607,965	6.2
James A. Taylor(9)	—	—	327,500	3.2
Frederick K. Janz(10)	—	—	134,113	1.4
M. Craig Akins (11)	—	—	60,500	*
Larry C. Williams(12)	—	—	86,942	*
Richard Lohrman(13)	—	—	33,750	*
Martin Imbler(14)	—	—	6,500	*
Debra Leipman-Yale(15)	—	—	—	—
All executive officers and directors as a group (12 persons)(16)	—	—	6,816,664	62.9%

*	Less than 1%

(1)	As of October 31, 2004, there were 2,134,992 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is non-voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10.0 million or there is a capital reorganization or reclassification of our capital stock. See Note 11 of Notes to Consolidated Financial Statements.

(2)	Our Class B Common Stock, Series 1 carry voting rights of one vote per share. Holders of Class B Common Stock, Series 2 have a number of votes equal to the number of shares of Class B Common Stock, Series 1 into which such holder’s shares of Class B Common Stock, Series 2 is then convertible. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of our assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into that number of shares of Class B Common Stock, Series 1 that results from dividing the Conversion Price (as defined in our certificate of incorporation) by $1.75 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which Portola is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of October 31, 2004, there were 9,772,761 shares of Class B Common Stock issued and outstanding, consisting of 8,602,366 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. See Note 11 of Notes to Consolidated Financial Statements.

(3)	In accordance with the rules of the SEC, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 31, 2004 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Represents 2,028,242 shares held by Suez Equity Investors, L.P. and 106,750 shares held by SEI Associates, an affiliate of Suez Equity Investors, L.P. The address of both Suez Equity Investors, L.P. and SEI associates is 712 5th Avenue, 24th Floor, New York, New York 10019.

(5)	Mr. Egan is a principal of JPMorgan Partners (formerly Chase Capital Partners), an affiliate of JPMorgan Partners 23A (formerly Chase Manhattan Capital Corporation). Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by JPMorgan Partners 23A and affiliates (of which 149,047 shares are held by Archery Partners and 99,800 shares held by Baseball Partners) and 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2004, and (ii) 9,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2004. Also includes 726,095 shares of Class B Common Stock, Series 2 held of record by JPMorgan Partners 23A, 39,620 shares of Class B Common Stock, Series 2 held of record by Archery Partners and 50,000 shares of Class B Common Stock, Series 2 held of record by Baseball Partners, both affiliates of JPMorgan Partners 23A. Mr. Egan disclaims beneficial ownership of the 1,569,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners 23A and affiliates, and the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners 23A and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 10,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2004 and (b) 9,000 shares subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2004. With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JPMorgan Partners 23A. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	Includes 290,000 shares subject to options that are exercisable within 60 days of October 31, 2004. Also includes 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 10,000 shares held of record by the Watts Family Foundation, of which Mr. Watts is the President and a Trustee. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 898A Faulstich Court, San Jose, California 95112.

(8)	Mr. Barry’s address is 885 Portola Road, Portola Valley, California 94028.

(9)	Composed entirely of shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Taylor’s address is 898A Faulstich Court, San Jose, California 95112.

(10)	Includes 131,275 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Janz’s address is 322 Bunker Hollow Road, Doylestown, Pennsylvania 18901

(11)	Includes 60,500 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Akins’ address is 898A Faulstich Court, San Jose, California 95112.

(12)	Includes 35,000 shares subject to options that are exercisable within 60 days of October 31, 2004. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(13)	Includes 33,750 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Lohrman’s address is 951 Douglas Road, Batavia, IL 60510.

(14)	Includes 6,500 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Imbler’s address is 5901 Lincoln Avenue, Evansville, IN 47715

(15)	Ms. Leipman-Yale’s address is 18 Fawn Lane, Armonk, NY 10504.

(16)	Includes the shares shown in footnotes 5, 7, and 9 through 15. Includes 1.064,390 shares subject to options that are exercisable within 60 days of October 31, 2004.

Equity compensation plan Information

Year Ended August 31, 2004
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance Under Equity
	Exercise of	Outstanding Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights(a)	Rights(b)	Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	2,015,929	$3.91	6,176,424

(1)	All such plans involve only our Class B, Series 1 Common Stock.

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

     On March 1, 2003, we entered into a consulting agreement with The Breckenridge Group, Inc, of which Larry Williams is a principal, for certain investment advisory and banking services. Pursuant to such agreement, as discussed above, we paid to The Breckenridge Group $1,178,000 during fiscal 2004 in connection with the financing transactions related to the $180 million offering of our 8¼% senior notes due 2012 discussed above. Mr. Williams was a member of our Audit Committee until August 31, 2004 and was also a member of our Compensation Committee until October 2003.

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

     On July 1, 1999, we entered into an agreement with Sand Hill Systems, Inc. (“SHS”), then a wholly-owned unrestricted subsidiary, to provide a total of $3.5 million in support services to SHS. The agreement terminated on September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark-up of the cost of the services rendered. In consideration for those services, we received a promissory note in the principal amount of $3.5 million from SHS, bearing interest at a rate equal to the base rate charged under our senior revolving credit facility less one-half of one percent. In September 1999, Portola IV LLC, a limited liability company (“LLC”), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the “Members”) were at the same time our officers or directors, including Jack L. Watts, Laurie D. Bassin, Timothy Tomlinson and Larry Williams. The LLC secured payment of the note by pledging 500,000 shares of our Class B Common Stock that had been contributed to the LLC by the Members to capitalize the LLC (the “Portola Shares”). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003 or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, we (and a wholly owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which we accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to us in lieu of foreclosure and in payment of all amounts due under the note. See Note 15 of Notes to Consolidated Financial Statements.

     Effective July 1, 2000, our wholly owned unrestricted e-commerce subsidiary, BLN, sold its shares to SHS in exchange for a non-interest bearing, unsecured promissory note for $1.5 million, which was fully reserved for as of August 31, 2000. In conjunction with SHS’s merger with Neptune Technologies in April 2001, the note was converted into SHS convertible preferred stock. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating the company, with no return to shareholders.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our annual report on Form 10-K and Form 10-K/A, the reviews of our financial statements included in our quarterly reports on Form 10-Q, services provided related to the Company’s 144A bond offering and related required regulatory filings were approximately $729,000 and $283,000 for the years ended August 31, 2004 and 2003, respectively.

Audit-Related Fees

     The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services was approximately $32,000 that were related to the performance of the opening balance sheet audit of the Company’s acquisition in the first quarter of 2004. The aggregate fees billed by PricewaterhouseCoopers LLP for due diligence services was $5,609 for the year ended August 31, 2003.

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

     All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current polity of our audit committee is that the audit committee must be informed of the non-audit services in advance of the engagement and the audit committee’s responsibilities in this regard may not be delegated to management.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Registered Public Accounting Firm are filed herewith:

     (a)(2) Financial Statement Schedules. The following financial statement schedule is filed herewith and should be read in conjunction with the consolidated financial statements:

Page in
Form 10-K/A
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	99
Schedule II—Valuation and Qualifying Accounts	100

     All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

(a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A:

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

Exhibit
Number	Exhibit Title
10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)*

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

Exhibit
Number	Exhibit Title
10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield

10.29	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among Portola Packaging, Inc. and General Electric Capital Corporation

10.30	Option to Renew

10.31	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and Portola Packaging, Inc.

10.32	Lease between Cabot Industrial Properties, L.P., Landlord, and Portola Packaging, Inc., Tenant

14.01	Corporate Code of Ethics

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (30)

31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4/A (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S-4 (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to signature page included in the Registrant’s Report on Form 10-K, as filed with the Securities and Exchange Commission on November 29, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC.,
a Delaware corporation

/s/ Michael T. Morefield

Michael T. Morefield
December 13, 2004	By:	Senior Vice President and Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     We have not sent to our security holders either (1) an annual report covering fiscal 2004 or (2) any proxy materials with respect to an annual or special meeting of our security holders. To the extent that we send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10-K/A, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

     Our audits of the consolidated financial statements referred to in our report dated November 3, 2004, except for the fifth paragraph of Note 8 and the second paragraph of Note 18 as to which the date is November 24, 2004, appearing on page 41 of this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

November 3, 2004

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Additions/			Ending
Doubtful Accounts	Balance	Expenses	Other(1)	Deductions(2)	Balance
August 31, 2004	1,244	159	223	422	1,204
August 31, 2003	1,151	460	(263)	104	1,244
August 31, 2002	1,160	567	(119)	457	1,151

Allowance for Investment
In/Advances to	Beginning	Additions/			Ending
Unconsolidated Affiliates	Balance	Expenses	Other	Deductions	Balance
August 31, 2004	—	—	—	—	—
August 31, 2003	120	—	—	120	—
August 31, 2002	3,000	—	—	2,880	120

Allowance for Obsolete	Beginning	Additions/			Ending
Inventory	Balance	Expenses	Other	Deductions(3)	Balance
August 31, 2004	253	1,033	—	391	895
August 31, 2003	311	665	—	723	253
August 31, 2002	355	464	45	553	311

Deferred Tax	Beginning	Additions/			Ending
Valuation Allowance	Balance	Expenses	Other	Deductions	Balance
August 31, 2004	3,989	12,329	—	—	16,318
August 31, 2003	1,058	2,931	—	—	3,989
August 31, 2002	981	77	—	—	1,058

(1)	Recoveries

(2)	Write-off of bad debts

(3)	Disposal of obsolete inventory

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

Exhibit
Number	Exhibit Title
10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)*

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield

10.29	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among Portola Packaging, Inc. and General Electric Capital Corporation

10.30	Option to Renew

10.31	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and Portola Packaging, Inc.

10.32	Lease between Cabot Industrial Properties, L.P., Landlord, and Portola Packaging, Inc., Tenant

14.01	Corporate Code of Ethics

21.01	Subsidiaries of the Registrant

Exhibit
Number	Exhibit Title
23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney(30)

31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensating plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4/A (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S-4 (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to signature page included in the Registrant’s Report on Form 10-K, as filed with the Securities and Exchange Commission on November 29, 2004.