Form 10-Q
period 2004-11-30
PORTOLA PACKAGING INC
filed 2005-01-10
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑.

11,907,753 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,772,761 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 31, 2004.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

Trademark acknowledgments:

     Cap Snap®, Portola Packaging®, Tech Industries, Inc., Portola Tech International and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10–Q.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30,	August 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,178	$12,249
Accounts receivable, net	31,296	31,223
Inventories	19,657	17,857
Other current assets	4,527	4,737
Deferred income taxes	1,567	1,573

Total current assets	64,225	67,639

Property, plant and equipment, net	79,342	78,666
Goodwill	20,203	19,824
Debt issuance costs, net	9,441	9,748
Trademarks, net	5,000	5,000
Customer relationships, net	2,444	2,477
Patents, net	1,901	2,005
Covenants not-to-compete and other intangible assets, net	1,080	1,192
Other assets, net	2,729	2,674

Total assets	$186,365	$189,225

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$52	$82
Accounts payable	20,540	22,268
Book overdraft	—	674
Accrued liabilities	6,368	6,895
Accrued compensation	4,548	3,611
Accrued interest	4,950	1,238

Total current liabilities	36,458	34,768

Long-term debt, less current portion	195,526	199,402
Deferred income taxes	1,332	1,318
Other long-term obligations	180	215

Total liabilities	233,496	235,703

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,603	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,593	6,593
Accumulated other comprehensive loss	(754)	(1,727)
Accumulated deficit	(52,981)	(51,355)

Total shareholders’ equity (deficit)	(47,131)	(46,478)

Total liabilities and shareholders’ equity (deficit)	$186,365	$189,225

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Three
	Months Ended
	11/30/04	11/30/03
Sales	$62,803	$59,838
Cost of sales	53,286	47,961

Gross profit	9,517	11,877

Selling, general and administrative	6,369	7,741
Research and development	1,087	1,396
Gain from sale of property, plant and equipment	—	(3)
Amortization of intangibles	265	295
Restructuring costs	144	343

	7,865	9,772

Income from operations	1,652	2,105

Other (income) expense:
Interest income	(15)	(60)
Interest expense	4,090	3,405
Amortization of debt financing costs	408	430
Foreign currency transaction gain	(2,004)	(1,335)
Other (income) expense, net	(136)	(136)

	2,343	2,304

Loss before income taxes	(691)	(199)
Income tax expense	935	791

Net loss	$(1,626)	$(990)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	11/30/04	11/30/03
Cash flows provided by operating activities:	$1,181	$6,593

Cash flows from investing activities:
Additions to property, plant and equipment	(2,596)	(5,421)
Proceeds from sale of property, plant and equipment	3	4
Payment for Portola Tech International	—	(35,894)
Payment for transaction costs	—	(633)
Additions to intangible assets	—	(144)
Decrease (increase) in other assets, net	49	(16)

Net cash used in investing activities	(2,544)	(42,104)

Cash flows from financing activities:
Borrowings under revolver	7,690	42,329
Repayments under revolver	(11,600)	(6,675)
Payments of debt issuance costs	(99)	(660)
Borrowings (repayments) under long-term debt obligations, net	4	(74)
Payments on other long-term obligations	(21)	(21)
Distributions to minority owners	—	(12)

Net cash (used in) provided by financing activities	(4,026)	34,887

Effect of exchange rate changes on cash	318	123

Decrease in cash and cash equivalents	(5,071)	(501)

Cash and cash equivalents at beginning of period	12,249	4,292

Cash and cash equivalents at end of period	$7,178	$3,791

Supplemental non-cash investing activity:
Liabilities assumed in Portola Tech International acquisition	$—	$2,513

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data and percentages)

1. Basis of Presentation and Accounting Policies:

     The accompanying unaudited consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission on December 14, 2004 (the “Form 10-K/A”). The August 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three-month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2005.

     As of November 30, 2004, the Company had several stock-based compensation plans, which are described in Note 11 of notes to the Company’s audited consolidated financial statements contained in the Form 10-K/A. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the three-month periods ended November 30, 2004 and November 30, 2003 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three
	Months Ended
	11/30/04	11/30/03
Net loss as reported	$(1,626)	$(990)
(Add) deduct total compensation cost deferred under fair value based method for all awards, net of tax	(29)	24

Net loss – pro forma	$(1,597)	$(1,014)

     These results are not necessarily representative of the effects on reported net (loss) income for future years.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

2. Recent Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46–e, which allows public entities, that meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the Company’s first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending December 15, 2004. Management is currently analyzing the impact of FIN 46 as it relates to the Company’s joint ventures to determine if the joint ventures’ financial statements will need to be consolidated with the Company’s consolidated financial statements.

3. Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

4. Other Comprehensive Income:

     Other comprehensive income consisted of cumulative foreign currency translation adjustments of $973 and $260 for the three-month periods ended November 30, 2004 and November 30, 2003, respectively.

5. Segment Information:

     The Company’s reportable operating businesses are organized primarily by geographic region. The Company’s United Kingdom, Canada and Mexico operations produce both closure and bottle product lines. The Company’s United States operations produce closure products and CFT jars. The Company’s China operations produce closure products and also manufacture plastic parts for the high-tech industry. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses. The Company does not allocate interest expense, depreciation and amortization to its subsidiaries. Certain Company businesses and activities, including the equipment division and the Company’s operating subsidiary Portola Allied Tool, Inc., do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     The table below presents information about reported segments for the three-month periods ended November 30, 2004 and November 30, 2003, respectively:

	For the Three
	Months Ended
	11/30/04	11/30/03
Revenues:
United States – Closures and Corporate	$24,321	$27,389
United States – CFT	7,467	7,350
Canada	11,442	8,274
United Kingdom	11,162	9,017
Mexico	4,054	3,801
China	1,734	1,058
Other	2,623	2,949

Total consolidated	$62,803	$59,838

     Inter-segment revenues totaling $3,080 and $3,088 have been eliminated from the segment totals presented above for the three-month periods ended November 30, 2004 and November 30, 2003, respectively.

     The tables below present a reconciliation of net income (loss) to total EBITDA for the three-month periods ended November 30, 2004 and November 30, 2003, respectively:

	United States	United
For the Three Months	– Closures &	States -		United
Ended November 30, 2004	Corporate	CFT	Canada	Kingdom	Mexico	China	Other

Net (loss) income	$(2,723)	$(332)	$1,299	$734	$150	$(50)	$(704)
Add:
Interest expense	3,060	627	40	198	85	21	59
Tax expense	218	—	376	341	—	—	—
Depreciation and amortization	1,966	392	357	763	180	105	105
Amortization of debt financing costs	403	—	5	—	—	—	—

EBITDA	$2,924	$687	$2,077	$2,036	$415	$76	$(540)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	United States	United
For the Three Months	– Closures &	States -		United
Ended November 30, 2003	Corporate	CFT	Canada	Kingdom	Mexico	China	Other

Net (loss) income	$(3,657)	$187	$678	$1,776	$(156)	$117	$65
Add:
Interest expense	2,626	489	50	193	33	9	5
Tax expense	295	—	321	75	100	—	—
Depreciation and amortization	2,707	305	320	615	161	71	88
Amortization of debt financing costs	425	—	5	—	—	—	—

EBITDA	$2,396	$981	$1,374	$2,659	$138	$197	$158

     No customer accounted for more than 10% of sales for the three-month periods ended November 30, 2004 and 2003, respectively.

6. Restructuring:

     The Company incurred restructuring costs of $144, primarily relating to its U.S. Closures and Corporate segment in the first quarter of fiscal 2005, related to employee severance. At November 30, 2004, accrued restructuring costs amounted to $904 for employee severance costs. As of November 30, 2004, approximately $418 has been charged against the restructuring reserve for the employee severance costs. Management anticipates the majority of the accrual balance will be paid within the next twelve months.

     During the first quarter of fiscal 2004, the Company incurred restructuring charges of $0.3 million for employee severance costs related to the closing of its Sumter, South Carolina plant.

7. Inventories:

     As of November 30, 2004 and August 31, 2004, inventories consisted of the following:

	November 30,	August 31,
	2004	2004
Raw materials	$10,896	$9,439
Work in process	753	773
Finished goods	8,008	7,645

	$19,657	$17,857

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

8. Goodwill and Intangible Assets:

     As of November 30, 2004 and August 31, 2004, goodwill and accumulated amortization by segment category (see Note 5) consisted of the following:

	November 30, 2004		August 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States — Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,163	—	9,163	—
Canada	5,231	(1,461)	4,706	(1,315)
Mexico	3,801	(2,534)	3,801	(2,534)
Other	449	(364)	449	(364)

Total consolidated	$31,229	$(11,026)	$30,704	$(10,880)

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2004, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States – CFT. No event transpired that would have required management to review goodwill for impairment as of November 30, 2004.

     The change in the gross carrying amounts and accumulated amortization for Canada from August 31, 2004 to November 30, 2004 was due to foreign currency translation.

     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	November 30, 2004		August 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,658	$(7,757)	$9,658	$(7,653)
Debt issuance costs	11,589	(2,148)	11,793	(2,045)
Customer relationships	2,600	(156)	2,600	(123)
Covenants not-to-compete	829	(446)	829	(405)
Technology	550	(246)	550	(226)
Trademarks	—	—	360	(360)
Other	714	(321)	709	(265)

Total amortizable intangible assets	$25,940	$(11,074)	$26,499	$(11,077)

Non-amortizable intangible assets:
Trademarks	5,000	—	5,000	—

Total intangible assets	$30,940	$(11,074)	$31,499	$(11,077)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for three-month periods ended November 30, 2004 and November 30, 2003 was $673 and $725, respectively. Amortization expense is estimated to be $2,601 in fiscal 2005, $2,368 in fiscal 2006, $2,033 in fiscal 2007, $1,933 in fiscal 2008, $1,492 in fiscal 2009 and $5,112 in the remaining years thereafter.

9. Debt:

Debt:

	November 30,	August 31,
	2004	2004
Senior notes	$180,000	$180,000
Senior revolving credit facility	15,439	19,349
Capital lease obligations	27	59
Other	112	76

	195,578	199,484
Less: Current portion long-term debt	(52)	(82)

	$195,526	$199,402

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Senior Notes:

     On January 23, 2004, the Company completed an offering of $180,000 in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of $7,425 are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced on August 1, 2004. The senior notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

     The following table sets forth the uses of funds in connection with the $180,000 senior notes offering:

Redemption of 10 3/4% senior notes due 2005	$110,000
Payment of accrued interest on 10 3/4% senior notes due 2005	4,664
Pay down of senior secured credit facility	42,117

156,781

Warrant redemption and distribution on February 23, 2004	10,659
Warrant redemption and distribution on May 4, 2004	1,453
Potential stock tender and distribution to be paid on or after January 15, 2005	2,500

14,612

Transaction fees and expenses for senior notes and credit facility	8,607

$180,000

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Senior Revolving Credit Facility:

     Concurrently with the offering of $180,000 in aggregate principal amount of 8 1/4% senior notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. In addition, the Company must meet a quarterly fixed charge coverage ratio. The fixed charge coverage ratio as revised in the November 24 Amendment was 0.89 to 1.0 for the measurement period ended on November 30, 2004. For the first quarter of fiscal year 2005, we were in compliance with the fixed charge coverage ratio. Failure to comply with the fixed charge coverage ratio covenant in the future could cause an Event of Default under the senior secured credit facility, at which time the Company could be declared to be in default under that agreement and all outstanding borrowings would become currently due and payable. The Company’s future compliance with the fixed charge coverage ratio covenant is dependent upon the Company’s achieving its projected operating results in fiscal 2005. The Company currently believes that it will attain its projected results and that it will be in compliance with the fixed charge coverage covenant throughout fiscal 2005. However, if the Company does not achieve these projected results and all outstanding borrowings become currently due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance. At November 30, 2004, the Bank Prime Loan rate and the LIBOR Loan rate were 5.0% and 2.1%, respectively.

Aggregate Maturities of Long-Term Debt:

     The aggregate maturities of long-term debt as of November 30, 2004 were as follows:

Periods Ending November 30,
2005	$52
2006	44
2007	18
2008	15,454
2009	10
Thereafter	180,000

$195,578

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

10. Commitments and Contingencies:

Legal:

     The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to the Company’s five–gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. Fact discovery has been completed, and discovery pertaining to the parties’ experts is at an early stage. The Court has completed the first phase of claim construction. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in the Company sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions will not have a material adverse effect on the Company’s financial position.

Commitments and Contingencies:

     The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $375 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom operating subsidiary and the Company’s joint venture partner in CSE. The Company also extended the expiration date of a letter of credit in February 2004, that now expires February 2007, and that guarantees a loan of $464 for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of November 30, 2004.

     In November 2000, the Company’s Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001, at which time the Company guaranteed approximately $595 in future lease payments relating to the lease. The Company’s Mexican operations relocated to the new building during May 2001. In April 2004, the Company amended the lease of its Mexican building to allow for construction of a 20,000 square foot expansion to its existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed in September 2004, at which time the ten-year amended lease became effective. At the time the expansion was completed, the Company guaranteed approximately $200 in additional future lease payments related to the amended lease.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

11. Supplemental Consolidated Financial Statements:

     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% senior notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding 8 1/4% Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Portola Allied Tool, Inc.; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International. The parent company was the issuer of the senior notes. In Post-Effective Amendment No. 1 to the Company’s registration statement on Form S-1 filed on December 30, 2004, the Company supplied the following financial information as of August 31, 2004 for the above guarantor subsidiaries:

Supplemental Consolidated Balance Sheet
November 30, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,192	$3,148	$1,838	$—	$7,178
Accounts receivable, net	12,618	17,179	3,251	(1,752)	31,296
Inventories	6,193	11,477	1,987	—	19,657
Other current assets	3,142	2,107	845	—	6,094

Total current assets	24,145	33,911	7,921	(1,752)	64,225
Property, plant and equipment, net	38,496	36,812	4,034	—	79,342
Goodwill	5,917	14,286	—	—	20,203
Debt issuance costs	9,425	16	—	—	9,441
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,444	—	—	2,444
Investment in subsidiaries	18,772	13,593	626	70	33,061
Common stock of subsidiaries	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,944	695	46	—	4,685

Total assets	$99,432	$80,445	$8,170	$(1,682)	$186,365

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,858	$14,029	$3,405	$(1,752)	$20,540
Intercompany (receivable) payable	(67,454)	59,599	7,855	—	—
Other current liabilities	10,609	4,413	405	491	15,918

Total current liabilities	(51,987)	78,041	11,665	(1,261)	36,458
Long-term debt, less current portion	195,448	—	78	—	195,526
Other long-term obligations	2,285	(128)	(645)	—	1,512

Total liabilities	145,746	77,913	11,098	(1,261)	233,496

Other equity (deficit)	7,448	922	(1,045)	(1,475)	5,850
Accumulated equity (deficit)	(53,762)	1,610	(1,883)	1,054	(52,981)

Total shareholders’ equity (deficit)	(46,314)	2,532	(2,928)	(421)	(47,131)

Total liabilities and equity (deficit)	$99,432	$80,445	$8,170	$(1,682)	$186,365

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Balance Sheet
August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,955	$2,708	$1,586	$—	$12,249
Accounts receivable, net	18,254	17,928	1,655	(6,614)	31,223
Inventories	6,522	10,160	1,175	—	17,857
Other current assets	3,579	2,037	694	—	6,310

Total current assets	36,310	32,833	5,110	(6,614)	67,639
Property, plant and equipment, net	38,777	36,114	3,775	—	78,666
Goodwill	5,917	13,907	—	—	19,824
Debt issuance costs	9,728	20	—	—	9,748
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,477	—	—	2,477
Investment in subsidiaries	18,772	13,514	1,069	70	33,425
Common stock of subsidiaries	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,935	675	(128)	—	4,482

Total assets	$112,172	$78,228	$5,369	$(6,544)	$189,225

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	12,617	15,355	910	(6,614)	22,268
Intercompany (receivable) payable	(65,599)	59,118	6,481	—	—
Other current liabilities	6,836	4,386	784	494	12,500

Total current liabilities	(46,146)	78,859	8,175	(6,120)	34,768
Long-term debt, less current portion	199,359	—	43	—	199,402
Other long-term obligations	2,302	(123)	(646)	—	1,533

Total liabilities	155,515	78,736	7,572	(6,120)	235,703

Other equity (deficit)	6,604	(262)	10	(1,475)	4,877
Accumulated equity (deficit)	(49,947)	(246)	(2,213)	1,051	(51,355)

Total shareholders’ equity (deficit)	(43,343)	(508)	(2,203)	(424)	(46,478)

Total liabilities and equity (deficit)	$112,172	$78,228	$5,369	$(6,544)	$189,225

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$27,555	$34,125	$4,203	$(3,080)	$62,803
Cost of sales	22,872	29,401	3,717	(2,704)	53,286

Gross profit	4,683	4,724	486	(376)	9,517

Selling, general and administrative	3,845	1,937	963	(376)	6,369
Research and development	684	386	17	—	1,087
Amortization of intangibles	180	85	—	—	265
Restructuring costs	122	12	10	—	144

(Loss) income from operations	(148)	2,304	(504)	—	1,652

Interest income	(13)	(2)	—	—	(15)
Interest expense	4,056	13	21	—	4,090
Amortization of debt financing costs	403	5	—	—	408
Foreign currency transaction (gain) loss	(929)	(1,076)	1	—	(2,004)
Intercompany interest (income) expense	(997)	938	59	—	—

Other (income) expense, net	12	(146)	1	(3)	(136)

(Loss) income before income taxes	(2,680)	2,572	(586)	3	(691)

Income tax expense	218	717	—	—	935

Net (loss) income	$(2,898)	$1,855	$(586)	$3	$(1,626)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$31,107	$29,871	$1,948	$(3,088)	$59,838
Cost of sales	24,229	25,071	1,186	(2,525)	47,961

Gross profit	6,878	4,800	762	(563)	11,877

Selling, general and administrative	5,622	1,886	796	(563)	7,741
Research and development	1,053	324	19	—	1,396
Gain from sale of property, plant and equipment	(3)	—	—	—	(3)
Amortization of intangibles	237	58	—	—	295
Restructuring costs	343	—	—	—	343

(Loss) income from operations	(374)	2,532	(53)	—	2,105

Interest income	(62)	(2)	4	—	(60)
Interest expense	3,397	7	1	—	3,405
Amortization of debt financing costs	425	5	—	—	430
Foreign currency transaction gain	—	(1,335)	—	—	(1,335)
Intercompany interest (income) expense	(771)	757	14	—	—
Other (income) expense, net	3	(26)	(129)	16	(136)

(Loss) income before income taxes	(3,366)	3,126	57	(16)	(199)

Income tax expense	295	496	—	—	791

Net (loss) income	$(3,661)	$2,630	$57	$(16)	$(990)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Cash Flows
For the Three-Month Period Ended
November 30,2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$(269)	$1,070	$380	$—	$1,181

Additions to property, plant and equipment	(1,614)	(799)	(246)	63	(2,596)
Other	146	(31)	—	(63)	52

Net cash used in investing activities	(1,468)	(830)	(246)	—	(2,544)

Borrowings under revolver	7,690	—	—	—	7,690
Repayments under revolver	(11,600)	—	—	—	(11,600)
Other	(116)	—	—	—	(116)

Net cash used in financing activities	(4,026)	—	—	—	(4,026)

Effect of exchange rate changes on cash	—	200	118	—	318

Increase (decrease) in cash	(5,763)	440	252	—	(5,071)

Cash and cash equivalents at beginning of period	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of period	$2,192	$3,148	$1,838	$—	$7,178

Supplemental Consolidated Statements of Cash Flows
For the Three-Month Period Ended
November 30,2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$5,451	$1,005	$137	$—	$6,593

Additions to property, plant and equipment	(4,009)	(1,462)	(83)	133	(5,421)
Payment for Portola Tech International	(35,894)	—	—	—	(35,894)
Other	(708)	52	—	(133)	(789)

Net cash used in investing activities	(40,611)	(1,410)	(83)	—	(42,104)

Borrowings under revolver	42,329	—	—	—	42,329
Repayments under revolver	(6,675)	—	—	—	(6,675)
Other	(755)	—	(12)	—	(767)

Net cash provided by financing activities	34,899	—	(12)	—	34,887

Effect of exchange rate changes on cash	—	116	7	—	123

Increase (decrease) in cash	(261)	(289)	49	—	(501)

Cash and cash equivalents at beginning of period	496	2,871	925	—	4,292

Cash and cash equivalents at end of period	$235	$2,582	$974	$—	$3,791

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

12. Related Party Transactions:

     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,900 and $2,100 for the three-month periods ended November 30, 2004 and 2003, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. The Company also paid $3 base salary and incurred $61 for legal services rendered by the Company’s Vice President, General Counsel for the three-month period ended November 30, 2004 There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements of the Form 10-K/A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the unaudited consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding our critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. In addition, certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures of Market Risk.” Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including, but not limited to, competition in our markets and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by us during fiscal 2005.

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

Critical Accounting Policies and Estimates

     General. The unaudited consolidated financial statements and notes to unaudited consolidated financial statements contain information that is pertinent to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re–evaluate these factors and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.4 million and $1.2 million as of November 30, 2004 and August 31, 2004, respectively.

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

     Depreciation lives. We periodically evaluate the depreciable lives of our fixed assets. Management performed detailed analysis and also researched industry averages concerning the average life of our molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years.

     Impairment of assets. We periodically evaluate our property, plant and equipment, goodwill and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment, goodwill and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No impairment loss was recognized during the three-month periods ended November 30, 2004 and November 30, 2003, respectively.

     Impairment of goodwill. Effective September 1, 2001, we adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2004, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States – CFT. Based on this review, we did not record an impairment loss during fiscal 2004. No event transpired that would have required management to review goodwill for impairment as of November 30, 2004.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $17.6 million and $16.3 million against net deferred tax assets as of November 30, 2004 and August 31, 2004, respectively.

     Foreign currency translation. Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at quarter-end exchange rates. Income and expense items are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions and the revaluation of certain intercompany debt are included in determining net income (loss).

Results of Operations

Three Months Ended November 30, 2004 Compared to the Three Months Ended November 30, 2003

     Sales. Sales increased $3.0 million, or 5.0%, from $59.8 million for the three months ended November 30, 2003 to $62.8 million for the three months ended November 30, 2004. This increase was primarily due to growth in our international markets of $7.8 million led by our Canadian, United Kingdom, Czech Republic, and China operations and, to lesser extent, favorable foreign exchange rates. Sales of our U.S. closures operations decreased by $2.9 million due to volume losses that occurred in early 2004, lower sales in the juice market due to the low carbohydrate diet trends, the unusually bad weather in Florida caused by the hurricanes and moving production of certain sports caps to Europe and China so that the work cells would be closer to the customer base. In addition, competitive pressures caused price reductions that resulted in sales decreases of $1.3 million. U.S. equipment sales decreased $0.7 million due to lack of customer orders. CFT sales remained consistent for the three-month periods ended November 30, 2004 and 2003 at approximately $7.4 million.

     Gross Profit. Gross profit decreased $2.4 million to $9.5 million for the first quarter of fiscal 2005 compared to $11.9 million for the first quarter of fiscal 2004. Most of the gross margin decrease was due to two main reasons. First, price reductions in the U.S. and U.K. markets to meet competitive activity occurred in fiscal 2004 that adversely affected first quarter fiscal 2005 results and second, resin prices increased 25%. The price increases could not be immediately passed through to our customers under applicable sales contracts. Cost reductions of approximately $0.9 million were recognized during the fiscal 2005 first quarter as a result of the restructuring that occurred in fiscal 2004. As a percentage of sales, gross profit decreased from 19.8% for the first quarter of fiscal 2004 to 15.2% for the same quarter of fiscal 2005.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 17.7%, to $6.4 million for the three months ended November 30, 2004, as compared to $7.7 million for the same period in fiscal 2004. The decrease in expenses was primarily a result of various cost improvement programs that were implemented in late 2004 including a reduction in manpower levels. Selling, general and administrative expenses decreased as a percentage of sales from 12.9% for the three months ended November 30, 2003 to 10.1% for the three months ended November 30, 2004.

     Research and Development Expenses. Research and development expenses decreased $0.3 million, or 22.1%, to $1.1 million for the three months ended November 30, 2004, as compared to $1.4 million for the three months ended November 30, 2003. The decrease in expenses was primarily due to the staff reductions. Research and development expenses decreased as a percentage of sales from 2.3% in the three months ended November 30, 2003 to 1.7% in the three months ended November 30, 2004.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradename, covenants not-to-compete and customer relationships) remained relatively constant at approximately $0.3 million for the three months ended November 30, 2004 and 2003.

     Restructuring. During the first quarter of fiscal 2005, we incurred restructuring charges of $0.1 million compared to $0.3 million for the same quarter in fiscal 2004. Fiscal 2005 restructuring charges were for severance costs. Fiscal 2004 restructuring charges were for severance costs related to the closing of our Sumter, South Carolina plant.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $0.4 million to $1.7 million for the first quarter of fiscal 2005 as compared to $2.1 million for the first quarter of fiscal 2004. Income from operations decreased as a percentage of sales to 2.6% in the first quarter of fiscal 2005 as compared to 3.5% in the same period of fiscal 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.

     Interest expense increased $0.7 million to $4.1 million for the three-month period ended November 30, 2004, as compared to $3.4 million for the three-month period ended November 30, 2003. The increase in interest expense was due to the issuance in January 2004 of $180.0 million in aggregate principal amount of 8 1/4% senior notes due 2012. The interest expense is $0.8 million higher per quarter than it was for our $110.0 million in aggregate principal amount of 10 3/4% senior notes due 2005, which were redeemed with a portion of the net proceeds of the offering of the 8 1/4% senior notes due to the increase in the aggregate principal amount of outstanding senior notes from $110.0 million to $180.0 million, which is partially offset by the decrease in the interest rates from 10 3/4% to 8 1/4%. See Note 9 of Notes to Unaudited Consolidated Financial Statement for the details of the utilization of the $180.0 million proceeds.

     Amortization of debt issuance costs remained relatively constant at approximately $0.4 million for the three-month period ended November 30, 2004 and 2003.

     We recognized a gain of $2.0 million on foreign exchange transactions for the three-month period ended November 30, 2004 compared to a gain of $1.3 million for the three-month period ended November 30, 2003.

     Income Tax Provision. The income tax provision for the three-month period ended November 30, 2004 was $0.9 million on loss before income taxes of $(0.7) million, compared to an income tax provision of $0.8 million in fiscal 2003 on a loss before income taxes of $(0.2) million. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and providing a tax provision for net income produces by our foreign operations located in the U.K., Canada and Mexico.

     Net Loss. Net loss was $1.6 million in the first quarter of fiscal 2005 as compared to a net loss of $1.0 million in the first quarter of fiscal 2004.

Liquidity and Capital Resources

     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At November 30, 2004, we had cash and cash equivalents of $7.2 million, a decrease of $5.0 million from August 31, 2004. Of the $7.2 million, approximately $2.5 million was allocated for our repurchase of our common stock in connection with our pending tender offer, as authorized under the terms of the indenture relating to the $180.0 million in aggregate principal amount of our 8 1/4% senior notes due 2012. On October 27, 2004, we extended the tender offer through January 15, 2005. The decrease in cash and cash equivalents was primarily due to $5.4 million originally allocated for the repurchase of shares under the tender offer that was instead used to paydown outstanding borrowings under the senior credit facility. Excluding the cash reserved for the repurchase of shares of our common stock under the tender offer, cash increased $0.4 million to $4.7 million at November 30, 2004 from $4.3 million at August 31, 2004.

     Operating Activities. Cash from operations totaled $1.2 million for the three-month period ended November 30, 2004, which represented a $5.4 million decrease from the $6.6 million provided by operations for the three months ended November 30, 2003. Net cash from operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) decreased $5.1 million as of November 30, 2004 to $27.8 million, compared to $32.9 million as of August 31, 2004. $5.4 million of the decrease was due to the decrease in cash allocated for our repurchase of shares of our common stock under our pending tender offer from $7.9 million as of August 31, 2004 to $2.5 million as of November 30, 2004.

     Investing Activities. Cash used in investing activities was $2.6 million for the three months ended November 30, 2004, compared to $42.1 million for the three months ended November 30, 2003. In the first three months of fiscal 2005, cash used in investing activities was primarily for additions to property, plant and equipment. In the first three months of fiscal 2004, cash used in investing activities consisted of $36.5 million for the acquisition of Portola Tech International, $5.4 million for additions to property plant and equipment, and $0.1 million for intangible assets.

     We expect that our total capital expenditures for fiscal 2005 will be at approximately $13.5 million. Our principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under our credit agreement. We believe that these sources will be sufficient to fund our ongoing operations and our foreseeable capital requirements.

     Financing Activities. At November 30, 2004, we had total indebtedness of $195.6 million, $180.0 million of which was attributable to our 8 1/4% senior notes due 2012. Of the remaining indebtedness, $15.4 million was attributable to our senior secured credit facility and $0.2 million was principally comprised of capital lease obligations.

     On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of 8 1/4% senior notes due February 1, 2012. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004, and the first interest payment was made on August 1, 2004. The indenture under which the senior notes were issued contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

     Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% senior notes on January 23, 2004, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. In addition, we must meet a quarterly fixed charge coverage ratio as defined in the November 24 Amendment. The required fixed charge coverage ratio as revised in the November 24 Amendment was 0.89 to 1.0 for our first quarter ended on November 30, 2004, and we were in compliance with the fixed charge coverage ratio on that date. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

     Our senior secured credit agreement, as amended, and the indenture governing our 8 1/4% senior notes contain a number of significant restrictions and covenants as discussed above. While the November 24 Amendment reduced important fixed charge coverage ratios under the secured credit agreement favorably to us, it requires improvements in this ratio from current performance levels beginning with the quarter ending November 30, 2005. Adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with these and other financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase up to 1,319,663 shares of our common stock, representing approximately 11% of our outstanding shares of common stock, at a purchase price of $5.80 per share in cash. Stockholders as of March 5, 2004 are eligible to tender their shares of our common stock. We subsequently extended the offer three times, most recently on October 27, 2004, when we extended the offer through January 15, 2005. We have the right to amend the terms of the tender offer further. Under the terms of the indenture governing our senior notes, a self-tender is permitted any time provided it is completed prior to March 31, 2005, and, under the terms of the amended and restated five-year senior revolving credit agreement, prior to January 14, 2005. Under the terms of the November 24 Amendment, however, we are limited to purchasing a number of our shares having a maximum aggregate value of $2.5 million, subject to certain conditions concerning future performance. Accordingly, the number of shares that can be purchased if the self-tender is completed is substantially less than the number originally offered to be purchased.

     Cash and Cash Equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed. However, continuing sales declines and increased costs of raw materials, among other factors, has adversely affected our financial condition. As of November 30, 2004, we had $7.2 million in cash and cash equivalents, of which $2.5 million was allocated for our self-tender offer, and our unused borrowing capacity under the senior secured credit facility was approximately $13.9 million after deducting a minimum availability requirement of $5.0 million.

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

Off-Balance Sheet Arrangements

     We own a 50% interest in Capsnap Europe Packaging GmbH (“CSE”). CSE is an unconsolidated, 50% owned Austrian joint venture company that sells five-gallon closures and bottles that are produced by Portola Packaging Limited (UK). CSE has a 50% ownership interest in Watertek, a joint venture Turkish company, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas, that is selling our products in Greece. In 2003, CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three-year term. Our portion of the results of these joint venture operations is reflected in other (income) expense, net. See “Contractual Obligations” and Note 10 of the Notes to unaudited consolidated financial statements.

Contractual Obligations

     The following sets forth our contractual obligations as of November 30, 2004:

	Payments Due by Period
		Less than 1		4 – 5	After 5
	Total	Year	1 – 3 Years	Years	Years
	(dollars in thousands)
Contractual Obligations:

Long-Term Debt, including current portion:

Senior Notes (1)	$180,000	—	—	—	$180,000

Revolver (2)	$15,439	—	—	$15,439	—

Capital Lease Obligations (3)	$139	$82	$57	—	—

Operating Lease Obligations (4)	$34,234	$4,011	$6,101	$5,499	$18,623

Guarantees (5)	$1,634	—	$464	$—	$1,170

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced August 1, 2004. The indenture governing the senior notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% senior notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. In addition, we must meet a quarterly fixed charge ratio. The required fixed charge coverage ratio as revised in the November 24 Amendment was 0.89 to 1.0 for the measurement period ended on November 30, 2004. For the first quarter of fiscal year 2005, we were in compliance with the fixed charge coverage ratio. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on at our election, either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2005 is estimated to be $4.4 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.4 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK) We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.5 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of November 30, 2004.

In November 2000, our Mexican consolidated subsidiary entered into a ten-year lease for a building in Guadalajara, Mexico commencing in May 2001, at which time we guaranteed approximately $0.6 million in future lease payments relating to the lease. Our Mexican operations relocated to the new building during May 2001. In April 2004, we amended the lease of our Mexican building to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed in September 2004, at which time the ten-year amended lease became effective. At the time the expansion was completed, we guaranteed approximately $0.2 million in additional future lease payments related to the amended lease.

Related Party Transactions

     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.9 million and $2.1 million for the three-month periods ended November 30, 2004 and 2003, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. The related party transactions are disclosed on the face of the unaudited consolidated financial statements included in this Form 10-Q. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements of our most recent Annual Report on Form 10-K/A.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46–e, which allows public entities, that meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the Company’s first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending December 15, 2004. Management is currently analyzing the impact of FIN 46 as it relates to the Company’s joint ventures to determine if the joint ventures’ financial statements will need to be consolidated with the Company’s consolidated financial statements.

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

     As of November 30, 2004, our total indebtedness was approximately $195.6 million. $180.0 million of this amount represented the aggregate principal amount of our 8 1/4% senior notes due 2012, $15.4 million represented funds drawn down under our senior secured credit facility and $0.2 million was principally composed of capital leases. Moreover, we have a total shareholders’ deficit of $47.1 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our senior notes. Among other things, our indebtedness may:

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

     Nonetheless, we and our subsidiaries may still be able to incur substantially more debt. The terms of our senior secured credit facility and the indenture governing our 8 1/4% senior notes permit additional borrowings and such borrowings may be secured debt.

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

     If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments, including the indenture governing our 8 1/4% senior notes.

The covenants in our senior secured credit facility and the indenture governing our 8 1/4% senior notes impose restrictions that may limit our operating and financial flexibility.

     Our senior secured credit facility and the indenture governing our 8 1/4% senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to:

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

Our 8 1/4% senior notes are effectively subordinated to all of our secured debt, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the notes.

     Our 8 1/4% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview” of our Form 10-K/A for the fiscal year ended August 31, 2004 for additional information regarding our restricted and unrestricted subsidiaries.

We may be unable to purchase our 8 1/4% senior notes upon a change of control.

     Upon a change of control of Portola (as defined in the indenture governing our 8 1/4% senior notes), each holder of senior notes will have certain rights to require us to repurchase all or a portion of such holder’s senior notes. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the repurchase price for all senior notes tendered by the holders thereof. In addition, a change of control would constitute a default under our senior secured credit facility and, since indebtedness under the credit facility effectively ranks senior in priority to indebtedness under the senior notes, we would be obligated to repay indebtedness under the credit facility in advance of indebtedness under our senior notes. Our repurchase of senior notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings that we may enter into from time to time, including agreements relating to secured indebtedness. Failure by us to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the senior notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding senior notes to declare all of the senior notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the senior secured credit facility is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facility or (ii) five business days after receipt by us of written notice of such acceleration. In the event all of the senior notes are declared due and payable, our ability to repay the senior notes would be subject to the limitations referred to above.

Risks related to our business

We have completed the integration of Portola Tech International (“PTI”) with the beverage product elements of our Company. We may not realize the anticipated benefits of this acquisition on a timely basis or at all.

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

     At November 30, 2004, we had cash and cash equivalents of $7.2 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our 8 1/4% senior notes. In addition, our senior secured credit facility and the indenture governing our 8 1/4% senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we are limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.

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

     Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Officer), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8 1/4% senior notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. However, for most of fiscal 2004 there was only one independent director (as defined under the federal securities laws) on our Board of Directors. Our Board of Directors, Audit Committee and Compensation Committee have not met the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements of our Form 10-K/A for the fiscal year ended August 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which was disclosed in our most recent Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

Interest Rate Sensitivity

     We are exposed to market risk from changes in interest rates on long–term debt obligations and we manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Income and expense items are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three-month period ended November 30, 2004, we incurred a gain of $2.0 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for the three-month period ended November 30, 2004 and 2003.

Resin Price Sensitivity

     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2004 and the first quarter of fiscal 2005, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2003 and 2004, and for the three-month period ended November 30, 2004, materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2004 and the first quarter of fiscal 2005. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

     During the three-month period ended November 30, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps causes our caps to infringe a patent held by it and is seeking damages. We have answered the complaint denying all allegations and asserting that Portola’s products do not infringe the Blackhawk patent and that the patent is invalid. Fact discovery has been completed, and discovery pertaining to the parties’ experts is at an early stage. The Court has completed the first phase of claim construction. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

ITEM 6. EXHIBITS

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

PORTOLA PACKAGING, INC. (Registrant)

Date: January 7, 2005	/s/ Michael T. Morefield

Michael T. Morefield Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
31.01	Certification of Jack L. Watts, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of James A. Taylor, Principal Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc. and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002