Form 10-Q
period 2005-02-28
PORTOLA PACKAGING INC
filed 2005-04-19
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2005

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

11,907,753 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,772,761 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at March 31, 2005.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information		Page

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of February 28, 2005 and August 31, 2004 (restated)	3

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended February 28, 2005 and the Three and Six Months Ended February 29, 2004 (restated)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2005 and the Six Months Ended February 29, 2004	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	52

Part II — Other Information

Item 1.	Legal Proceedings	54

Item 6.	Exhibits	55

Signatures		56
EX-10.01
EX-10.02
EX-31.1
EX-31.2
EX-32.1

Trademark acknowledgments:

          Cap Snap®, Portola Packaging®, Portola Tech International and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10–Q.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 28,	August 31,
	2005	2004
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,280	$12,249
Accounts receivable, net	32,271	31,223
Inventories	18,597	17,857
Other current assets	4,875	4,737
Deferred income taxes	1,562	1,573

Total current assets	61,585	67,639

Property, plant and equipment, net	77,687	78,523
Goodwill	19,907	19,824
Debt issuance costs, net	9,104	9,748
Trademarks	5,000	5,000
Customer relationships, net	2,412	2,477
Patents, net	1,797	2,005
Covenants not-to-compete and other intangible assets, net	964	1,192
Other assets, net	2,725	2,674

Total assets	$181,181	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$53	$82
Accounts payable	17,625	22,268
Book overdraft	—	674
Accrued liabilities	7,296	6,887
Accrued compensation	3,529	3,611
Accrued interest	1,238	1,238

Total current liabilities	29,741	34,760

Long-term debt, less current portion	202,839	199,402
Deferred income taxes	1,516	1,318
Other long-term obligations	470	473

Total liabilities	234,566	235,953

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,603 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,593	6,593
Accumulated other comprehensive loss	(1,290)	(1,706)
Accumulated deficit	(58,699)	(51,769)

Total shareholders’ equity (deficit)	(53,385)	(46,871)

Total liabilities and shareholders’ equity (deficit)	$181,181	$189,082

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Six
	Months Ended		Months Ended
	2/28/05	2/29/04	2/28/05	2/29/04
		(restated)		(restated)
Sales	$63,073	$54,209	$125,876	$114,047
Cost of sales	54,527	47,498	107,868	95,478

Gross profit	8,546	6,711	18,008	18,569

Selling, general and administrative	7,778	7,923	14,148	15,664
Research and development	845	1,530	1,931	2,926
Loss from sale of property, plant and equipment	12	8	12	5
Amortization of intangibles	237	327	502	622
Restructuring costs	222	1,523	366	1,866

	9,094	11,311	16,959	21,083

(Loss) income from operations	(548)	(4,600)	1,049	(2,514)

Other (income) expense:
Interest income	(8)	(21)	(23)	(24)
Interest expense	4,045	4,005	8,135	7,410
Warrant interest income	—	—	—	(57)
Amortization of debt financing costs	399	1,130	806	1,560
Loss on warrant redemption	—	1,867	—	1,867
Foreign currency transaction gain	(422)	(920)	(2,426)	(2,255)
Other expense (income), net	75	172	(60)	36

	4,089	6,233	6,432	8,537

Loss before income taxes	(4,637)	(10,833)	(5,383)	(11,051)

Income tax expense (benefit)	605	(49)	1,540	742

Net loss	(5,242)	(10,784)	(6,923)	(11,793)
Other comprehensive (loss) income	(555)	(150)	416	110

Comprehensive loss	$(5,797)	$(10,934)	$(6,507)	$(11,683)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	2/28/05	2/29/04
Cash flows (used in) provided by operating activities:	$(6,433)	$254

Cash flows from investing activities:
Additions to property, plant and equipment	(4,999)	(8,121)
Proceeds from sale of property, plant and equipment	3	57
Payment for Portola Tech International	—	(35,894)
Payment of transaction costs	—	(633)
Additions to intangible assets	—	(352)
Decrease (increase) in other assets, net	30	(376)

Net cash used in investing activities	(4,966)	(45,319)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	—	180,000
Payments of Senior Notes due 2005	—	(110,000)
Payments for warrant redemption	—	(10,659)
Payments of debt issuance costs	(161)	(8,607)
Borrowings under revolver	19,015	97,711
Repayments under revolver	(15,600)	(93,212)
(Repayments) borrowings under long-term debt obligations, net	(8)	109
Payments on other long-term obligations	(41)	(41)
Distributions to minority owners	—	(34)
Issuance of common stock through employee stock purchase program	—	11

Net cash provided by financing activities	3,205	55,278

Effect of exchange rate changes on cash	225	326

(Decrease) increase in cash and cash equivalents	(7,969)	10,539

Cash and cash equivalents at beginning of period	12,249	4,292

Cash and cash equivalents at end of period	$4,280	$14,831

Supplemental non-cash investing activity:
Liabilities assumed in Portola Tech International acquisition	$—	$2,513

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,135	$11,463
Cash paid for income taxes	1,801	2,004

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data and percentages)

1. Basis of Presentation and Accounting Policies:

          The accompanying unaudited consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2004 previously filed with the Securities and Exchange Commission on December 14, 2004 (the “Form 10-K/A”). The August 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and six months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2005.

          As of February 28, 2005, the Company had several stock-based compensation plans, which are described in Note 11 of notes to the Company’s audited consolidated financial statements contained in the Form 10-K/A. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the three- and six-month periods ended February 28, 2005 and February 29, 2004 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	2/28/05	2/29/04	2/28/05	2/29/04
	(as restated)		(as restated)
Net loss as reported	$(5,242)	$(10,784)	$(6,923)	$(11,793)
Add total compensation cost deferred under fair value based method for all awards, net of tax	(35)	(7)	(64)	(31)

Net loss pro forma	$(5,277)	$(10,791)	$(6,987)	$(11,824)

          These results are not necessarily representative of the effects on reported net (loss) income for future years.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

2. Restatement:

          On April 4, 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors, determined the need to adjust its accounting for leases and depreciation of leasehold improvements in order to conform with generally accepted accounting principles. Accordingly, we restated our Consolidated Balance Sheet at November 30, 2004 and August 31, 2004 and 2003 and the Consolidated Statement of Operations for the three months ended November 30, 2004, the three and six months ended February 29, 2004 and the years ended August 31, 2004, 2003 and 2002.

          The Company leases certain of its manufacturing and office facilities under operating lease agreements with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or percentage tied to an economic index. Historically, when accounting for these leases, the Company’s policy was to record as rent expense the amount due for that time period according to the scheduled payments. Consequently, such escalation amounts were not included in minimum lease payments at the inception of the lease. The Company has restated its financial statements to include escalation amounts and recognize the rent expense on a straight-line basis over the lease term. In addition, the Company will restate it financial statements to amortize all leasehold improvements over the shorter of the economic life or term of the lease, as defined in Statement of Accounting Standard No. 13, “Accounting for Leases”.

          The effects of our restatement on the above mentioned previously reported financial statements are summarized as follows.

The following tables reflect the effects of the restatement on the Consolidated Balance Sheets (in thousands):

	November 30, 2004	November 30, 2004
Selected Balance Sheet Data:	as previously reported	restated
Property, plant and equipment, net	$79,342	$79,185
Total assets	186,365	186,208
Accrued liabilities	6,368	6,360
Current liabilities	36,458	36,450
Other long-term obligations	180	488
Total liabilities	233,496	233,796
Accumulated other comprehensive loss	(754)	(735)
Accumulated deficit	(52,981)	(53,457)
Total shareholders equity (deficit)	(47,131)	(47,588)
Total liabilities and shareholders’ equity (deficit)	186,365	186,208

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	August 31, 2004	August 31, 2004
Selected Balance Sheet Data:	as previously reported	restated
Property, plant and equipment, net	$78,666	$78,523
Total assets	189,225	189,082
Accrued liabilities	6,895	6,887
Current liabilities	34,768	34,760
Other long-term obligations	215	473
Total liabilities	235,703	235,953
Accumulated other comprehensive loss	(1,727)	(1,706)
Accumulated deficit	(51,355)	(51,769)
Total shareholders equity (deficit)	(46,478)	(46,871)
Total liabilities and shareholders’ equity (deficit)	189,225	189,082

	August 31, 2003	August 31, 2003
Selected Balance Sheet Data:	as previously reported	restated
Property, plant and equipment, net	$66,004	$65,905
Total assets	132,773	132,674
Accrued liabilities	6,457	6,449
Current liabilities	38,769	38,761
Other long-term obligations	385	508
Total liabilities	158,925	159,040
Accumulated other comprehensive loss	(1,882)	(1,875)
Accumulated deficit	(30,749)	(30,970)
Total shareholders equity (deficit)	(26,199)	(26,413)
Total liabilities and shareholders’ equity (deficit)	132,773	132,674

The following tables reflect the effects of the restatement on the Consolidated Statement of Operations (in thousands):

	For the three months ended
	February 29, 2004	February 29, 2004
	as previously reported	restated
Cost of sales	$47,454	$47,498
Gross profit	6,755	6,711
Loss from operations	(4,556)	(4,600)
Loss before income taxes	(10,789)	(10,833)
Net loss	(10,740)	(10,784)

	For the six months ended
	February 29, 2004	February 29, 2004
	as previously reported	restated
Cost of sales	$95,415	$95,478
Gross profit	18,632	18,569
Loss from operations	(2,451)	(2,514)
Loss before income taxes	(10,988)	(11,051)
Net loss	(11,730)	(11,793)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	For the three months ended
	November 30, 2004	November 30, 2004
	as previously reported	restated
Cost of sales	$53,286	$53,341
Gross profit	9,517	9,462
Income from operations	1,652	1,597
Loss before income taxes	(691)	(746)
Net loss	(1,626)	(1,681)

	For the three months ended
	November 30, 2003	November 30, 2003
	as previously reported	restated
Cost of sales	$47,961	$47,981
Gross profit	11,877	11,857
Income from operations	2,105	2,085
Loss before income taxes	(199)	(219)
Net loss	(990)	(1,010)

	For the year ended
	August 31, 2004	August 31, 2004
	as previously reported	restated
Cost of sales	$201,650	$201,808
Gross profit	40,857	40,699
Selling, general and administrative	30,867	30,894
Loss from operations	(799)	(984)
Loss before income taxes	(19,413)	(19,598)
Net loss	(20,606)	(20,791)

	For the year ended
	August 31, 2003	August 31, 2003
	as previously reported	restated
Cost of sales	$166,689	$166,777
Gross profit	48,626	48,538
Income from operations	13,045	12,957
Income before income taxes	340	252
Net loss	(1,731)	(1,819)

	For the year ended
	August 31, 2002	August 31, 2002
	as previously reported	restated
Cost of sales	$157,133	$157,270
Gross profit	53,624	53,487
Income from operations	18,180	18,043
Income before income taxes	6,815	6,678
Net income	4,573	4,436

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

3. Recent Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretations No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 and in December 2003, the FASB issued FIN 46-R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired after December 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 31, 2003. FIN 46-R deferred the effective date to the beginning of the first interim or annual period after December 15, 2004 for variable interest entities created or acquired prior to December 31, 2003. The Company adopted FIN 46-R on December 1, 2004. Management has analyzed the impact of these pronouncements as it relates to the Company’s joint venture and had determined that the joint ventures financial statements does not need to be consolidated with the Company’s consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (“FAS 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. The Company’s adoption of FAS 109-1 had no impact on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for public companies for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R).

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, and amendment of Accounting Research bulletin No. 43 (“ARB” No. 43), Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs, and wasted material (spoilage). The provisions of this statement will be effective of inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

4. Reclassifications:

          Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

5. Other Comprehensive Income:

          Other comprehensive income consisted of cumulative foreign currency translation adjustments of $(555) net of tax of $(274) and $(150) net of tax of $(74) for the three-month periods ended February 28, 2005 and February 29, 2004, respectively, and $416 net of tax of $205 and $110 net of tax of $54 for the six-month periods ended February 28, 2005 and February 29, 2004, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

6. Segments:

          The Company’s reportable operating businesses are organized by geographic region and, in one case, by function. The Company’s United Kingdom and Mexico operations, as well as its newly established Blow Mold Technology Division described below (“BMT”), produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and cosmetics, fragrance and toiletries (“CFT”) jars and closures. The Company’s China operations also manufacture plastic parts for the high-tech industry. The BMT segment includes elements of the Canadian division and Portola Allied Tool, Inc. (“Allied Tool”). Previous to the filing of this report, all operations of the Canadian division were a single segment and Allied Tool was included in the Other segment data. In the following tables all periods have been restated for this presentation. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest expense, taxes, depreciation, amortization and amortization of debt issuance costs to its subsidiaries. Certain Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by the Company as a whole.

          The table below presents information about reported segments for the three- and six-month periods ended February 28, 2005 and February 29, 2004, respectively:

	For the Three		For the Six
	Months Ended		Months Ended
	2/28/05	2/29/04	2/28/05	2/29/04
Revenues:

United States – Closures & Corporate	$23,950	$24,322	$48,271	$51,712
United States — CFT	6,234	5,113	13,701	12,462
Blow Mold Technology	11,875	9,504	23,317	19,208
United Kingdom	11,304	8,665	22,466	17,681
Mexico	4,358	3,549	8,413	7,350
China	2,459	1,366	4,193	2,424
Other	2,893	1,690	5,515	3,210

Total consolidated	$63,073	$54,209	$125,876	$114,047

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

          Inter-segment revenues totaling $3,666 and $2,546 have been eliminated from the segment totals presented above for the three-month periods ended February 28, 2005 and February 29, 2004, respectively, and $6,746 and $5,634 for the six-month periods ended February 28, 2005 and February 29, 2004, respectively.

          The tables below present a reconciliation of net (loss) income to total EBITDA for the three and six-month periods ended February 28, 2005 and February 29, 2004, respectively:

	United States	United
For the Three Months	– Closures &	States -	Blow Mold	United
Ended February 28, 2005	Corporate	CFT	Technology	Kingdom	Mexico	China	Other

Net (loss) income	$(4,430)	$(436)	$434	$94	$2	$(356)	$(550)
Add:
Interest expense	4,001	—	—	1	17	26	—
Tax (benefit) expense	(18)	—	555	14	54	—	—
Depreciation and amortization	1,957	392	404	756	222	105	72
Amortization of debt financing costs	394	—	5	—	—	—	—

EBITDA	$1,904	$(44)	$1,398	$865	$295	$(225)	$(478)

For the Three Months Ended February 29, 2004	United States – Closures & Corporate	United States - CFT	Blow Mold Technology	United Kingdom	Mexico	China	Other
(restated)
Net (loss) income	$(7,483)	$(1,385)	$300	$(1,513)	$(187)	$233	$(749)
Add:
Interest expense	4,000	—	(1)	—	5	—	1
Tax (benefit) expense	(990)	—	295	569	77	—	—
Depreciation and amortization	2,861	381	358	682	164	74	51
Amortization of debt financing costs	1,125	—	5	—	—	—	—

EBITDA	$(487)	$(1,004)	$957	$(262)	$59	$307	$(697)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	United States	United
For the Six Months	- Closures &	States -	Blow Mold	United
Ended February 28, 2005	Corporate	CFT	Technology	Kingdom	Mexico	China	Other

Net (loss) income	$(7,182)	$(768)	$1,733	$828	$128	$(406)	$(1,256)
Add:
Interest expense	8,057	—	—	1	30	47	—
Tax expense	200	—	931	355	54	—	—
Depreciation and amortization	3,927	783	794	1,519	413	210	142
Amortization of debt financing costs	796	—	10	—	—	—	—

EBITDA	$5,798	$15	$3,468	$2,703	$625	$(149)	$(1,114)

	United States	United
For the Six Months	- Closures &	States -	Blow Mold	United
Ended February 29, 2004	Corporate	CFT	Technology	Kingdom	Mexico	China	Other
(restated)
Net (loss) income	$(11,145)	$(1,198)	$1,124	$263	$(362)	$350	$(825)
Add:
Interest expense	7,397	—	2	—	10	—	1
Tax (benefit) expense	(694)	—	615	644	177	—	—
Depreciation and amortization	5,567	686	712	1,296	337	145	105
Amortization of debt financing costs	1,550	—	10	—	—	—	—

EBITDA	$2,675	$(512)	$2,463	$2,203	$162	$495	$(719)

     No customer accounted for more than 10% of sales for the three- and six-month periods ended February 28, 2005 and February 29, 2004, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

7. Restructuring:

     The Company incurred restructuring costs of $222 and $366 for the three- and six-month periods ended February 28, 2005. These costs related primarily to employee severance for Portola Tech International (“PTI”) as well as the severance costs associated with the termination of the former Chief Financial Officer.

     During the second quarter of fiscal 2004, the Company incurred restructuring charges of $1,523 for employee severance costs related to the closing of its Sumter, South Carolina plant and the Chino and San Jose, California plants.

     At February 28, 2005 and August 31, 2004, accrued restructuring costs amounted to $589 and $1,391 for employee severance costs, respectively. As of February 28, 2005, approximately $1,168 had been charged against the restructuring reserve for the employee severance costs. Management anticipates the majority of the accrual balance will be paid within the next twelve months.

8. Inventories:

     As of February 28, 2005 and August 31, 2004, inventories consisted of the following:

	February 28,	August 31,
	2005	2004
Raw materials	$9,456	$9,439
Work in process	547	773
Finished goods	8,594	7,645

	$18,597	$17,857

9. Goodwill and Intangible Assets:

     As of February 28, 2005 and August 31, 2004, goodwill and accumulated amortization by segment category (see Note 6) consisted of the following:

	February 28, 2005		August 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States — Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,163	—	9,163	—
Blow Mold Technology	5,453	(1,762)	5,155	(1,679)
Mexico	3,405	(2,270)	3,801	(2,534)

Total consolidated	$30,606	$(10,699)	$30,704	$(10,880)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2004, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States — Closures, Blow Mold Technology and Mexico, and used the discounted cash flows methodology for United States — CFT. No event transpired that would have required management to review goodwill for impairment as of February 28, 2005.

     The change in the gross carrying amounts and accumulated amortization for Blow Mold Technology and Mexico from August 31, 2004 to February 28, 2005 was due to foreign currency translation.

     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

	February 28, 2005		August 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,658	$(7,861)	$9,658	$(7,653)
Debt issuance costs	11,630	(2,526)	11,793	(2,045)
Customer relationships	2,600	(188)	2,600	(123)
Covenants not-to-compete	829	(488)	829	(405)
Technology	550	(266)	550	(226)
Trademarks	360	(360)	360	(360)
Other	713	(374)	709	(265)

Total amortizable intangible assets	$26,340	$(12,063)	$26,499	$(11,077)

Non-amortizable intangible assets:

Trademarks	5,000	—	5,000	—

Total intangible assets	$31,340	$(12,063)	$31,499	$(11,077)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the six-month periods ended February 28, 2005 and February 29, 2004 was $1,308 and $2,182, respectively. Amortization expense is estimated to be $2,608 in fiscal 2005, $2,395 in fiscal 2006, $2,035 in fiscal 2007, $1,935 in fiscal 2008, $1,493 in fiscal 2009 and $3,811 in the remaining years thereafter.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

10. Debt:

Debt:

	February 28,	August 31,
	2005	2004
Senior notes	$180,000	$180,000
Senior revolving credit facility	22,764	19,349
Capital lease obligations	25	59
Other	103	76

	202,892	199,484
Less: Current portion long-term debt	(53)	(82)

	$202,839	$199,402

Senior Notes:

     On January 23, 2004, the Company completed an offering of $180,000 in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum (the “Senior Notes”). Interest payments of $7,425 are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced on August 1, 2004. The Senior Notes’ indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business (x) make restricted payments, and (xi) declare or pay dividends.

     The following table sets forth the uses of funds in connection with the $180,000 senior notes offering:

Redemption of 10 3/4% Senior Notes due 2005	$110,000
Payment of accrued interest on 10 3/4% Senior Notes due 2005	4,664
Pay down of senior secured credit facility	44,617

159,281

Warrant redemption and distribution on February 23, 2004	10,659
Warrant redemption and distribution on May 4, 2004	1,453

12,112

Transaction fees and expenses for Senior Notes and credit facility	8,607

$180,000

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     On March 15, 2005 the Company terminated its proposed tender offer to purchase 172,413 shares of its common stock. The Company did not purchase any of its common stock.

Senior Revolving Credit Facility:

     Concurrently with the offering of the Senior Notes, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”) and a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The April 4 Amendment also states that the Company shall maintain an aggregate availability of at least $2,000 at all times. In addition, the Company must meet a quarterly fixed charge coverage ratio and a senior leverage ratio. The fixed charge coverage ratio that has been in effect since the November 24 Amendment was 0.75 to 1.00 for the measurement period ended on February 28, 2005, and the senior leverage ratio as set forth in the April 4 Amendment of no more than 2.00 to 1.00 for the period beginning with February 28, 2005. For the second quarter of fiscal 2005, the Company was in compliance with the fixed charge coverage ratio and the senior leverage ratio. Failure to comply with the fixed charge coverage ratio or the senior leverage ratio covenant in the future could cause an Event of Default under the senior secured credit facility, at which time the Company could be declared to be in default under that agreement and all outstanding borrowings would become currently due and payable. The Company’s future compliance with the fixed charge coverage ratio covenant and the senior leverage ratio covenant is dependent upon the company achieving its projected operating results in fiscal 20005. The Company currently believes that it will attain its projected results and that it will be in compliance with the fixed charge coverage and the senior leverage ratio covenant throughout fiscal 2005. However, if the Company does not achieve these projected results and all outstanding borrowings become currently due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance. At February 28, 2005, the Bank Prime Loan rate and the LIBOR Loan rate were 5.5% and 2.6%, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Aggregate Maturities of Long-Term Debt:

     The aggregate maturities of long-term debt as of February 28, 2005 were as follows:

Periods Ending February 28 or 29,
2005	$53
2006	40
2007	16
2008	13
2009	22,770
Thereafter	180,000

$202,892

11. Commitments and Contingencies:

Legal:

     The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to the Company’s five-gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court has completed the first phase of claim construction. Fact and expert witness discovery has substantially been completed. Pre-trial proceedings and the trial are not scheduled at this time. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in the Company sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions will not have a material adverse effect on the Company’s financial position.

Commitments and Contingencies:

     The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $374 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom operating subsidiary and the Company’s joint venture partner in CSE. The Company also extended the expiration date of a letter of credit in February 2004, that now expires February 2007, and that guarantees a loan of $464 for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 28, 2005.

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

     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Fiscal years ending August 31,

2005	$4,718
2006	3,300
2007	3,016
2008	2,862
2009	2,779
Thereafter	18,950

$35,625

12. Supplemental Consolidated Financial Statements:

     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International. The parent company was the issuer of the senior notes. In Post-Effective Amendment No. 1 to the Company’s registration statement on Form S-1 filed on December 30, 2004, the Company supplied the financial information as of August 31, 2004 for the above guarantor subsidiaries. The tables below update the information from the Amended Form S-1 as of February 28, 2005 and for the three and six months ended February 28, 2005 and for the three and six months ended February 29, 2004:

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Balance Sheet

February 28, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$874	$2,757	$649	$—	$4,280
Accounts receivable, net	13,008	17,544	5,176	(3,457)	32,271
Inventories	5,377	11,052	2,168	—	18,597
Other current assets	3,259	2,322	856	—	6,437

Total current assets	22,518	33,675	8,849	(3,457)	61,585
Property, plant and equipment, net	37,773	35,444	4,470	—	77,687
Goodwill	5,917	13,990	—	—	19,907
Debt issuance costs	9,093	11	—	—	9,104
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,412	—	—	2,412
Investment in subsidiaries	18,771	13,502	896	70	33,239
Common stock of subsidiaries	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,584	653	45	1	4,283

Total assets	$96,389	$78,375	$9,803	$(3,386)	$181,181

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,909	$12,926	$3,247	$(3,457)	$17,625
Intercompany (receivable) payable	(68,167)	58,727	9,440	—	—
Other current liabilities	5,104	5,046	1,966	—	12,116

Total current liabilities	(58,154)	76,699	14,653	(3,457)	29,741
Long-term debt, less current portion	202,770	—	69	—	202,839
Other long-term obligations	2,648	(15)	(647)	—	1,986

Total liabilities	147,264	76,684	14,075	(3,457)	234,566

Other equity (deficit)	7,448	419	(1,555)	(998)	5,314
Accumulated equity (deficit)	(58,323)	1,272	(2,717)	1,069	(58,699)

Total shareholders’ equity (deficit)	(50,875)	1,691	(4,272)	71	(53,385)

Total liabilities and equity (deficit)	$96,389	$78,375	$9,803	$(3,386)	$181,181

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Balance Sheet
August 31, 2004
(restated)

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,955	$2,708	$1,586	$—	$12,249
Accounts receivable, net	18,254	17,928	1,655	(6,614)	31,223
Inventories	6,522	10,160	1,175	—	17,857
Other current assets	3,579	2,037	694	—	6,310

Total current assets	36,310	32,833	5,110	(6,614)	67,639
Property, plant and equipment, net	38,777	35,971	3,775	—	78,523
Goodwill	5,917	13,907	—	—	19,824
Debt issuance costs	9,728	20	—	—	9,748
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,477	—	—	2,477
Investment in subsidiaries	18,772	13,514	1,069	70	33,425
Common stock of subsidiaries	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,935	675	(128)	—	4,482

Total assets	$112,172	$78,085	$5,369	$(6,544)	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,617	$15,355	$910	$(6,614)	$22,268
Intercompany (receivable) payable	(65,599)	59,118	6,481	—	—
Other current liabilities	6,834	4,380	784	494	12,492

Total current liabilities	(46,148)	78,853	8,175	(6,120)	34,760
Long-term debt, less current portion	199,359	—	43	—	199,402
Other long-term obligations	2,433	4	(646)	—	1,791

Total liabilities	155,644	78,857	7,572	(6,120)	235,953

Other equity (deficit)	6,604	(242)	10	(1,474)	4,898
Accumulated equity (deficit)	(50,076)	(530)	(2,213)	1,050	(51,769)

Total shareholders’ equity (deficit)	(43,472)	(772)	(2,203)	(424)	(46,871)

Total liabilities and equity (deficit)	$112,172	$78,085	$5,369	$(6,544)	$189,082

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Three-Month Period Ended
February 28, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$27,996	$33,771	$4,972	$(3,666)	$63,073
Cost of sales	23,463	29,541	4,828	(3,305)	54,527

Gross profit	4,533	4,230	144	(361)	8,546
Selling, general and administrative	5,369	1,880	890	(361)	7,778
Research and development	497	347	1	—	845
Loss on sale of property, plant and equipment	—	12	—	—	12
Amortization of intangibles	180	57	—	—	237
Restructuring costs	17	205	—	—	222

(Loss) income from operations	(1,530)	1,729	(747)	—	(548)

Interest income	(3)	(5)	—	—	(8)
Interest expense	4,000	18	27	—	4,045
Amortization of debt financing costs	394	5	—	—	399
Foreign currency transaction (gain) loss	(237)	(194)	9	—	(422)
Intercompany interest (income) expense	(999)	902	70	—	(27)
Other (income) expense, net	(217)	286	47	(14)	102

(Loss) income before income taxes	(4,468)	717	(900)	14	(4,637)

Income tax (benefit) expense	(18)	623	—	—	605

Net (loss) income	$(4,450)	$94	$(900)	$14	$(5,242)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Three-Month Period Ended
February 29, 2004
(restated)

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$27,809	$26,830	$2,116	$(2,546)	$54,209
Cost of sales	24,738	23,530	1,302	(2,072)	47,498

Gross profit	3,071	3,300	814	(474)	6,711

Selling, general and administrative	5,398	2,159	839	(473)	7,923
Research and development	1,100	402	28		1,530
Loss from sale of property, plant and equipment	8	—	—	—	8
Amortization of intangibles	255	72	—	—	327
Restructuring costs	1,289	234	—	—	1,523

(Loss) income from operations	(4,979)	433	(53)	(1)	(4,600)

Interest income	(16)	(4)	(1)	—	(21)
Interest expense	4,001	4	—	—	4,005
Amortization of debt financing costs	1,125	5	—	—	1,130
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(2,252)	1,331	1	—	(920)
Intercompany interest (income) expense	(808)	810	41	—	43
Other (income) expense, net	(199)	183	134	11	129

Loss before income taxes	(8,697)	(1,896)	(228)	(12)	(10,833)

Income tax (benefit) expense	(990)	941	—	—	(49)

Net loss	$(7,707)	$(2,837)	$(228)	$(12)	$(10,784)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Six-Month Period Ended
February 28, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$55,551	$67,896	$9,175	$(6,746)	$125,876
Cost of sales	46,362	58,970	8,545	(6,009)	107,868

Gross profit	9,189	8,926	630	(737)	18,008

Selling, general and administrative	9,214	3,818	1,853	(737)	14,148
Research and development	1,180	733	18	—	1,931
Loss on sale of property, plant and equipment	—	12	—	—	12
Amortization of intangibles	359	143	—	—	502
Restructuring costs	138	218	10	—	366

(Loss) income from operations	(1,702)	4,002	(1,251)	—	1,049

Interest income	(15)	(7)	(1)	—	(23)
Interest expense	8,056	31	48	—	8,135
Amortization of debt financing costs	795	11	—	—	806
Foreign currency transaction (gain) loss	(1,165)	(1,271)	10	—	(2,426)
Intercompany interest (income) expense	(1,989)	1,840	129	—	(20)

Other (income) expense, net	(208)	137	49	(18)	(40)

(Loss) income before income taxes	(7,176)	3,261	(1,486)	18	(5,383)

Income tax (benefit) expense	200	1,340	—	—	1,540

Net (loss) income	$(7,376)	$1,921	$(1,486)	$18	$(6,923)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Six-Month Period Ended
February 29, 2004
(restated)

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$58,916	$56,701	$4,064	$(5,634)	$114,047
Cost of sales	48,970	48,617	2,488	(4,597)	95,478

Gross profit	9,946	8,084	1,576	(1,037)	18,569

Selling, general and administrative	11,021	4,045	1,635	(1,037)	15,664
Research and development	2,153	726	47	—	2,926
Loss from sale of property, plant and equipment	5	—	—	—	5
Amortization of intangibles	492	130	—	—	622
Restructuring costs	1,632	234	—	—	1,866

(Loss) income from operations	(5,357)	2,949	(106)	—	(2,514)

Interest income	(78)	(6)	3	—	(81)
Interest expense	7,397	12	1	—	7,410
Amortization of debt financing costs	1,550	10	—	—	1,560
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(2,255)	(1)	1	—	(2,255)
Intercompany interest (income) expense	(1,584)	1,568	55	—	39
Other (income) expense, net	(138)	101	7	27	(3)

(Loss) income before income taxes	(12,116)	1,265	(173)	(27)	(11,051)

Income tax (benefit) expense	(695)	1,437	—	—	742

Net loss	$(11,421)	$(172)	$(173)	$(27)	$(11,793)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Cash Flows
For the Six-Month Period Ended
February 28, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(7,675)	$1,499	$(257)	$—	$(6,433)

Additions to property, plant and equipment	(2,722)	(1,590)	(750)	63	(4,999)
Other	137	(37)	(4)	(63)	33

Net cash used in investing activities	(2,585)	(1,627)	(754)	—	(4,966)

Borrowings under revolver	19,015	—	—	—	19,015
Repayments under revolver	(15,600)	—	—	—	(15,600)
Other	(236)	—	26	—	(210)

Net cash provided by financing activities	3,179	—	26	—	3,205

Effect of exchange rate changes on cash	—	177	48	—	225

(Decrease) increase in cash	(7,081)	49	(937)	—	(7,969)

Cash and cash equivalents at beginning of period	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of period	$874	$2,757	$649	$—	$4,280

Supplemental Consolidated Statements of Cash Flows
For the Six-Month Period Ended
February 29, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(2,586)	$2,417	$423	$—	$254

Additions to property, plant and equipment	(5,209)	(3,142)	(285)	515	(8,121)
Payment for Portola Tech International	(35,894)	—	—	—	(35,894)
Other	(837)	48	—	(515)	(1,304)

Net cash used in investing activities	(41,940)	(3,094)	(285)	—	(45,319)

Borrowings under revolver	97,711	—	—	—	97,711
Repayments under revolver	(93,212)	—	—	—	(93,212)
Other	50,857	—	(78)	—	50,779

Net cash provided by financing activities	55,356	—	(78)	—	55,278

Effect of exchange rate changes on cash	—	306	20	—	326

Increase (decrease) in cash	10,830	(371)	80	—	10,539
Cash and cash equivalents at beginning of period	496	2,871	925	—	4,292

Cash and cash equivalents at end of period	$11,326	$2,500	$1,005	$—	$14,831

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

13. Income Taxes:

Income tax provision for the six months ended February 28, 2005 and February 29, 2004 consisted of the following:

	February 28, 2005	February 29, 2004

Current:
Federal	$—	$—
State	—	—
Foreign	1,340	742

	1,340	742

Deferred:	200	—

	$1,540	$742

14. Related Party Transactions:

     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,742 and $1,825 for the three-month periods ended February 28, 2005 and February 29, 2004, respectively, and $3,544 and $4,585 for the six-month periods ended February 28, 2005 and February 29, 2004, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. Related party expenses in selling, general and administrative include $38 and $127 of legal expenses incurred from Tomlinson Zisko LLP, $42 and $35 of legal expenses incurred from Themistocles Michos and $9 and $18 of investment advisory costs incurred from The Breckenridge Group for the three-month periods ended February 28, 2005 and February 29, 2004, respectively, and $52 and $269 of legal expenses incurred from Tomlinson Zisko LLP, $104 and $116 of legal expenses incurred from Themistocles Michos and $18 and $31 of investment advisory cost incurred from The Breckenridge Group for the six- month periods ended February 28, 2005 and February 29, 2004, respectively. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements of the Form 10-K/A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the unaudited consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding our critical accounting policies and estimates, financing alternatives, financial position, business strategy, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. In addition, certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures About Market Risk.” Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including, but not limited to, competition in our markets and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q to be filed by us during fiscal 2005.

Overview

     We are a leading designer, manufacturer and marketer of plastic closures and bottles and related equipment used for packaging applications in the non-carbonated beverage and institutional foods market. We also design, manufacture and sell closures and containers for the cosmetics, fragrance and toiletries (“CFT”) market. Our products provide our customers with a number of value-added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and substantially leak-proof.

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

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.6 million and $1.2 million as of February 28, 2005 and August 31, 2004, respectively.

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

     Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No impairment loss was recognized during the three- and six-month periods ended February 28, 2005 and February 29, 2004, respectively.

     Impairment of goodwill. Effective September 1, 2001, we adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2004, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technologies and Mexico, and used the discounted cash flows methodology for United States – CFT. Based on this review, we did not record an impairment loss during fiscal 2004. No event transpired that would have required management to review goodwill for impairment as of February 28, 2005.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $19.6 million and $16.3 million against net deferred tax assets as of February 28, 2005 and August 31, 2004, respectively.

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

Results of Operations

Three Months Ended February 28, 2005 Compared to the Three Months Ended February 29, 2004

     Sales. Sales increased $8.9 million, or 16.4%, from $54.2 million for the three months ended February 29, 2004 to $63.1 million for the three months ended February 28, 2005. This increase was in all divisions except for the U.S. Equipment division. Increased selling prices resulting from higher cost of resin across all divisions is one contributing factor to the Company’s increased sales as compared to the same period of the prior year. Sales at our Canadian operations increased $2.6 million primarily due to increased sales of bottles. United Kingdom sales increased $2.6 million due to higher volume and the favorable effects of exchange rates. Sales of the Austrian and Czech Republic operations increased $1.8 million due to increased production, as those operations were in the start up phase during 2004. Sales of our China operations increased $1.1 million primarily due to increased volume. Sales of our Mexico operations increased $0.8 million due to increased bottle volume and increased closures sales related to the DBJ product line. Domestically, PTI sales increased $1.1 million to $6.2 million for the three-month period ended February 28, 2005 compared to $5.1 million for the three-month period ended February 29, 2004. We also realized increased sales in our U.S. Closures operations by $0.9 million primarily as prices increased because we were able to pass through to customers increased resin costs and U.S. Closures had a favorable product mix. Offsetting these increases were decreased U.S. equipment sales of $0.7 million, primarily due to timing of customer orders as well as inter-company sales of $1.1 million due to increased activity among our European divisions.

     Gross Profit. Gross profit increased $1.9 million to $8.6 million for the second quarter of fiscal 2005 compared to $6.7 million for the second quarter of fiscal 2004. The increase in gross margin was primarily due to lower employee and overhead costs of $1.4 million resulting from the consolidation of three of our plants in the U.S. in fiscal 2004 as well as other productivity enhancements from our continuous improvement programs offset by increased resin pricing and the lag in passing these costs to our customers. PTI gross profit increased by $0.7 million due to higher sales volume and a decrease in labor costs year over year. In December the PTI operations were restructured and we reduced headcount by approximately 50 employees. The Canadian division increased by $0.5 million largely due to increased sales volume. These improvements were offset partially by increased resin and freight costs in our UK and China operations. As a percentage of sales, gross profit increased from 12.4% for the second quarter of fiscal 2004 to 13.6% for the same quarter of fiscal 2005.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 1.3%, to $7.8 million for the three months ended February 28, 2005, as compared to $7.9 million for the same period in fiscal 2004. The decrease in expenses was primarily a result of various cost improvement programs that were implemented in late 2004, including a reduction in manpower levels. These cost reductions were partially offset by increased consulting fees of $0.3 million related to the implementation of Section 404 of the Sarbanes Oxley Act of 2002, as well as $0.7 million of increased legal costs. Selling, general and administrative expenses decreased as a percentage of sales from 14.6% for the three months ended February 29, 2004 to 12.4% for the three months ended February 28, 2005.

     Research and Development Expenses. Research and development expenses decreased $0.7 million, or 46.7%, to $0.8 million for the three months ended February 28, 2005, as compared to $1.5 million for the three months ended February 29, 2004. The decrease in expenses was primarily due to staff reductions relating to a restructuring of the research and development department in 2004.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradenames, covenants not-to-compete and customer relationships) remained relatively constant at approximately $0.2 million for the three months ended February 28, 2005 compared to $0.3 million for the three months ended February 29, 2004.

     Restructuring. During the second quarter of fiscal 2005, we incurred restructuring charges of $0.2 million compared to $1.5 million for the same quarter in fiscal 2004. Fiscal 2005 restructuring charges were for severance costs related to our PTI facility. Fiscal 2004 restructuring charges were for severance costs related to the closing of our Sumter, South Carolina plant and our Chino and San Jose, California plants.

     Income (Loss) from Operations. Reflecting the effect of the factors summarized above, the loss from operations improved $4.1 million to a loss from operations of $(0.5) million for the second quarter of fiscal 2005 as compared to a loss from operations of $(4.6) million for the second quarter of fiscal 2004. Loss from operations decreased as a percentage of sales to (0.8)% in the second quarter of fiscal 2005 as compared to (8.5)% in the same period of fiscal 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.

     Interest expense remained relatively constant at $4.0 million for the three-months ended February 28, 2005 and February 29, 2004.

     Amortization of debt issuance costs decreased $0.7 million to $0.4 million for the three-month period ended February 28, 2005 compared to $1.1 million for the three-month period ended February 29, 2004. This decrease was due to the write-off of certain debt financing costs relating to the $110.0 million senior notes offering, which were redeemed during February 2004.

     We recognized a gain of $0.4 million on foreign exchange transactions for the three-month period ended February 28, 2005 compared to a gain of $0.9 million for the three-month period ended February 29, 2004.

     Income Tax Provision. The income tax provision for the three-month period ended February 28, 2005 was $0.6 million on loss before income taxes of $4.6 million, compared to a benefit from income taxes of $0.1 million in fiscal 2004. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and providing a tax provision for net income produced by our foreign operations located in the United Kingdom, Canada and Mexico.

     Net Loss. Net loss was $5.2 million in the second quarter of fiscal 2005 as compared to a net loss of $10.8 million in the second quarter of fiscal 2004. The improvement in net loss was due to increased sales, decreased employee costs, corporate overhead, research and development expense and lower restructuring costs for the second quarter of 2005 compared to the same quarter of 2004. In addition, fiscal 2004 results reported $1.9 million of warrant redemption expense.

Six Months Ended February 29, 2005 Compared to the Six Months Ended February 29, 2004

     Sales. For the first six months of fiscal 2005, sales were $125.9 million compared to $114.0 million for the first six months of fiscal 2004, an increase of $11.9 million, or 10.4%. The increase in sales for the first six months of fiscal 2005 compared to the same period in fiscal 2004 was mainly attributable to increased sales in our non-U.S. markets of $15.3 million. Increased selling prices resulting from higher cost of resin across all divisions is one contributing factor to the Company’s increased sales as compared to the same period in the prior year. United Kingdom sales increased $4.8 million due to the favorable effect of exchange rates as well as increased volume and increased equipment sales. Canada’s sales increased $4.1 million due to increased bottle volume and favorable foreign exchange rates. Austrian and Czech Republic sales increased $3.6 million due to increased production, as those entities were in the start up phase during 2004. China’s sales increased $1.8 million due to increased volume. Mexico sales increased $1.1 million due to increased bottle volume and additional closures sales related to the DBJ product line. The increases in our sales for the first six months of fiscal 2005 were offset by decreased sales in the U.S. Closure operations of $2.0 million due to lower volume in the first quarter of 2005 as well as price decreases, which occurred in fiscal 2004, due to competitive pricing pressures. The loss of volume in the U.S. Closures operations during the first quarter of 2005 resulted from lower sales in the juice market due to the low carbohydrate diet trends, the unusually bad weather in Florida caused by the hurricanes and moving production of certain sports caps to Europe and China so that work cells would be closer to the customer base. These decreases in U.S. Closure sales during the first quarter of 2005 were offset by increases in revenue during the second quarter of 2005 primarily as selling prices increased because we were able to pass through to customers increased resin costs and in addition U.S Closures also had a favorable product mix. Equipment sales decreased $1.3 million due to lower customer orders. Inter-company sales increased $1.1 million due to increased activity among the European divisions.

     Gross Profit. Gross profit decreased $0.6 million, or 3.2%, to $18.0 million for the six months ended February 28, 2005 from $18.6 million for the same period in fiscal 2004. Gross profit as a percentage of sales decreased to 14.3% for the six months ended February 28, 2005 from 16.3% for the six months ended February 29, 2004. The margin decrease was primarily due to the following factors: increases in resin prices, and the lag in which these higher cost can pass to the contract customer, competitive pricing pressures in the U.S. and U.K. markets that occurred during fiscal 2004 and increased freight charges year over year in our China operations. These decreases in gross profit were partially offset by decreased labor and overhead costs relating to the U.S. Closure plant consolidation activity that occurred during fiscal year 2004 and our continuous improvement programs, decreased labor costs in our PTI operations due to a reduction of headcount as well as increased sales volume in our Canadian operations.

     In addition during the six month period ended fiscal 2004, we incurred one-time relocation and plant consolidation expenses of $1.1 million related to the move from six facilities to four facilities in our U.S. closures operations, these expenses were charged to cost of goods sold. We also incurred one-time charges of approximately $0.5 million associated with integration and process improvement costs at the Portola Tech International facility in Rhode Island.

     For the first six months of fiscal 2005, direct materials, labor and overhead costs represented 44.0%, 17.9% and 23.8% of sales, respectively, compared to the first six months of fiscal 2004 percentages of 39.0%, 18.7% and 26.0%, respectively. Direct material costs increased for the six-month period ended February 28, 2005 compared to the six-month period ended February 29, 2004 due to an increase in resin costs.

     Selling, General and Administrative Expenses. For the six months ended February 28, 2005, selling, general and administrative expenses were $14.1 million, a decrease of $1.6 million, or 10.2%, from $15.7 million for the same period in fiscal 2004. As a percentage of sales, selling, general and administrative expenses were 11.2% for the six months ended February 28, 2005 compared to 13.8% for the same period in fiscal 2004. This decrease was primarily due to a reduction in discretionary spending and decreased employee costs due to the restructuring of several departments and the dissolution of the water equipment division. These savings were partially offset by increased consulting fees of $0.3 million for the implementation of Section 404 of the Sarbanes Oxley Act, as well as increased legal expenses of $1.0 million.

     Research and Development Expenses. Research and development expenses decreased $1.0 million to $1.9 million for the six-month period ended February 28, 2005 as compared to $2.9 million for the same period in fiscal 2004. The decrease was primarily due to the restructuring of the department.

     Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradenames, covenants not-to-compete and customer relationships) decreased $0.1 million, or 16.7%, to $0.5 million for the six months ended February 28, 2005 as compared to $0.6 million for the same period in fiscal 2004

     Restructuring. During the first six months of fiscal 2005, we incurred approximately $0.4 million of employee severance costs. These costs were primarily for the restructuring of PTI and the severance costs associated with the termination of the former Chief Financial Officer. As of February 28, 2005, approximately $1.2 million had been charged against the restructuring reserve.

     During the first six months of fiscal 2004, we incurred restructuring charges of $1.9 million for employee severance costs related to the closing and relocation of our three plants in Chino and San Jose, California and Sumter, South Carolina. The operations from the two California plants were relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix, during the third quarter of fiscal 2004. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee, as well as to other facilities within our Company.

     Income (Loss) from Operations. Reflecting the effect of the factors summarized above, income from operations increased $3.6 million to an operating income of $1.1 million for the first six months of fiscal 2005 as compared to an operating loss of $(2.5) million for the first six months of fiscal 2004. The improvement in operating income was due to the continual focus on process improvement and the decrease in moving, relocation and severance costs

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, gain or loss on the sale of property, plant and equipment, minority interest expense, equity (income) loss of unconsolidated affiliates, loss on warrant redemption and other expense, net.

     Interest expense increased $0.7 million to $8.1 million for the six-month period ended February 28, 2005, as compared to $7.4 million for the six-month period ended February 29, 2004. The increase in interest expense was due to the issuance of the $180.0 million in aggregate principal amount of 8 1/4% Senior Notes due 2012 and increased interest rates over the past several months.

     Amortization of debt issuance costs decreased $0.8 million for the six-month period ended February 28, 2005 to $0.8 million from $1.6 million for the six-month period ended February 29, 2004. For the six months ended February 29, 2004, we wrote off financing fees related to the $110.0 million in aggregate principal amount of senior notes due 2005. In addition, amortization expense increased due to debt financing costs capitalized which related to the financing of the $180.0 million in aggregate principal amount of senior notes due 2012 and the fourth amendment of our senior secured credit facility.

     There was no warrant interest income for the six month period ended February 28, 2005 compared to $0.1 million for the same period in fiscal 2004 due to the repurchase of the Class A common stock warrants. We incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.

     We recognized a gain of $2.4 million for the six-month period ended February 28, 2005 compared to a gain of $2.3 million for the six-month period ended February 29, 2004, on foreign exchange transactions.

     Income Tax Provision. We recorded a provision from income taxes of $1.5 million for the six months ended February 28, 2005 due to taxable income in certain foreign jurisdictions. We provided a valuation allowance against new deferred tax assets in certain foreign jurisdictions and for a portion of our domestic operations. We recorded a provision from income taxes of $0.7 million for the six-month period ended February 29, 2004 based on our pre-tax loss.

     Net Loss. Net loss was $6.9 million for the six-month period ended February 28, 2005 compared to a net loss of $11.8 million for the same period in fiscal 2004. The improvement in net loss was due to increased sales, decreased employee costs, corporate overhead, research and development expense and lower restructuring costs for the first six months of fiscal 2005 compared to the same period of 2004. In addition, fiscal 2004 results reported $1.9 million of warrant redemption expense.

Liquidity and Capital Resources

     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At February 28, 2005, we had cash and cash equivalents of $4.3 million, a decrease of $8.0 million from August 31, 2004. Of the $4.3 million, approximately $1.0 million was allocated for our repurchase of our common stock in connection with our pending tender offer. On March 15, 2005 the Company terminated its proposed tender offer to purchase 172,413 shares of its Common Stock. No shares of our common stock were purchased. Cash and cash equivalents of $6.9 million were used to pay-down outstanding borrowings under our senior credit facility.

     Operating Activities. Cash used in operations totaled $7.6 million for the three-month period ended February 28, 2005, which represented a $1.2 million increase from the $6.4 million used in operations for the three months ended February 29, 2004. Cash used in operations totaled $6.4 million for the six-month period ended February 28, 2005, which represented a $6.6 million increase from the $0.2 million provided by operations for the six months ended February 29, 2004. Net cash from operations for both quarters was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) decreased $1.1 million as of February 28, 2005 to $31.8 million, compared to $32.9 million as of August 31, 2004.

     Investing Activities. Cash used in investing activities was $5.0 million for the six months ended February 28, 2005, compared to $45.3 million for the six months ended February 29, 2004. In the second quarter of fiscal 2005, cash used in investing activities was primarily for additions to property, plant and equipment. In the second quarter of fiscal 2004, cash used in investing activities consisted of $36.5 million for the acquisition of PTI, $8.1 million for additions to property plant and equipment, and $0.7 million for intangible assets.

     Financing Activities. At February 28, 2005, we had total indebtedness of $202.9 million, $180.0 million of which was attributable to our 8 1/4% Senior Notes due 2012 (the “Senior Notes”). Of the remaining indebtedness, $22.8 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease and other obligations.

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

     Concurrently with the offering of the Senior Notes, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”) and a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The April 4 Amendment also states that the Company shall maintain an aggregate availability of at least $2.0 million at all times. In addition, we must meet a quarterly fixed charge coverage ratio and the senior leverage ratio. The fixed charge coverage ratio, as revised in the November 24 Amendment, was 0.75 to 1.0 for our second quarter ended on February 28, 2005, and the senior leverage ratio as set forth in the April 4 Amendment of no more than 2.00 to 1.00 for the period beginning with February 28, 2005. For the second quarter of fiscal 2005 we were in compliance with the fixed charge coverage ratio and the senior leverage ratio. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. While the November 24 Amendment reduced important fixed charge coverage ratios under the secured credit agreement favorably to us, it requires improvements in this ratio from current performance levels beginning with the quarter ending November 30, 2005. As discussed above the Company is required to meet a senior leverage ratio beginning with the period ended February 28, 2005 thru the end of the credit facility. Adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with these and other financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations there under. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase up to 1,319,663 shares of our common stock, representing approximately 11% of our outstanding shares of common stock, at a purchase price of $5.80 per share in cash. On November 24, 2004 we terminated our tender offer of 1,147,250 shares of common stock. On March 15, 2005 we terminated our proposed tender offer to purchase 172,413 shares of our common stock. We did not purchase any shares of our common stock.

     Cash and Cash Equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million, as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed. The minimum availability requirement was changed by the April 4 Amendment, and it is now set at $2.0 million. However, continuing sales declines and increased costs of raw materials, among other factors, has adversely affected our financial condition. As of February 28, 2005, we had $4.3 million in cash and cash equivalents, and our unused borrowing capacity under the senior secured credit facility was approximately $13.0 million after deducting a minimum availability requirement of $2.0 million.

     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but for the reasons stated above we cannot assure you that this will be the case. In this respect, we note that trends for the past two years in our sales, competitive pressures and costs of raw materials have not been favorable. Elements of our financial performance, including run-rate, are likely to remain at currently depressed levels relative to historical performance during fiscal 2005. Further, while we believe that these trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through fiscal 2005.

Off-Balance Sheet Arrangements

     We own a 50% interest in Capsnap Europe Packaging GmbH (“CSE”). CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon closures and bottles that are produced by Portola Packaging Limited (UK). CSE has a 50% ownership interest in Watertek, a joint venture Turkish company, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas, that is selling our products in Greece. In 2003, CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three-year term. Our portion of the results of these joint venture operations is reflected in other (income) expense, net. See “Contractual Obligations” and Note 10 of the Notes to unaudited consolidated financial statements.

Contractual Obligations

     The following sets forth our contractual obligations as of February 28, 2005:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Contractual Obligations:	(dollars in thousands)
Long-Term Debt, including current portion:
Senior Notes (1)	$283,950	$14,850	$29,700	$29,700	$209,700
Revolver (2)	24,348	198	1,188	22,962	—
Capital Lease Obligations (3)	128	53	69	6	—
Operating Lease Obligations (4)	32,983	2,075	6,316	5,642	18,950
Guarantees (5)	$1,632	$—	$464	$—	$1,168

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of the Senior Notes, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 and a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The April 4 Amendment also states that the Company shall maintain an aggregate availability of at least $2.0 million at all times. In addition, we must meet a quarterly fixed charge ratio and a senior leverage ratio. The required fixed charge coverage ratio as revised in the November 24 Amendment was 0.75 to 1.00 for the measurement period ended on February 28, 2005 and the senior leverage ratio as set forth in the April 4 Amendment of no more than 2.00 to 1.00 for the period beginning with February 28, 2005. For the first six months of fiscal 2005, we were in compliance with the fixed charge coverage ratio and the senior leverage ratio. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on at our election, either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2005 is estimated to be $4.7 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.4 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK). We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.5 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of February 28, 2005.

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

Related Party Transactions

     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.7 million and $1.8 million for the three-month periods ended February 28, 2005 and February 29, 2004, respectively, and $3.5 million and $4.6 million for the six-month periods ended February 28, 2005 and February 29, 2004, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. Related party expenses in selling, general and administrative include $38 and $127 of legal expenses incurred from Tomlinson Zisko LLP, $42 and $35 of legal expenses incurred from Themistocles Michos and $9 and $18 of investment advisory costs incurred from The Breckenridge Group for the three-month periods ended February 28, 2005 and February 29, 2004, respectively, and $52 and $269 of legal expenses incurred from Tomlinson Zisko LLP, $104 and $116 of legal expenses incurred from Themistocles Michos and $18 and $31 of investment advisory cost incurred from The Breckenridge Group for the six- month periods ended February 28, 2005 and February 29, 2004, respectively. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements of our most recent Annual Report on Form 10-K/A.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretations No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation

of Accounting Research Bulletin No. 51 and in December 2003, the FASB issued FIN 46-R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired after December 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 31, 2003. FIN 46-R deferred the effective date to the beginning of the first interim or annual period after December 15, 2004 for variable interest entities created or acquired prior to December 31, 2003. The Company adopted FIN 46-R on December 1, 2004. Management has analyzed the impact of these pronouncements as it relates to the Company’s joint venture and has determined that the joint ventures financial statements does not need to be consolidated with the Company’s consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (“FAS 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. The Company’s adoption of FAS 109-1 had no impact on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective for public companies for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of Statement 123(R).

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, and amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs, and wasted material (spoilage). The provisions of this statement will be effective of inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

Risk Factors

     The following risk factors may cause actual results to differ materially from those in any forward–looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:

Risks related to our outstanding indebtedness

Restrictions on our level of indebtedness under existing credit agreements could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing.

     As of February 28, 2005, our total indebtedness was approximately $202.9 million. $180.0 million of this amount represented the Senior Notes due 2012, $22.8 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, we have a total shareholders’ deficit of $53.4 million. Limits on our level of indebtedness under existing credit agreements could restrict our operations and make it more difficult for us to fulfill our obligations there under. Among other things, restrictions on our indebtedness may:

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

     Nonetheless, at present we and our subsidiaries may still be able to incur substantially more debt. The terms of our senior secured credit facility and the indenture governing our Senior Notes permit additional borrowings and such borrowings may be secured debt.

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

     If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various credit agreements.

The covenants in our senior secured credit facility and the indenture governing our Senior Notes impose restrictions that may limit our operating and financial flexibility.

     Our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to:

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

     Future adverse changes in our operating results or other negative developments, such as increases in interest rates or in resin prices, shortages of resin supply or decreases in sales of our products, could result in our being unable to comply with the fixed charge coverage ratio, senior leverage ratio and other financial covenants in our senior secured credit facility. If we fail to comply with any of our loan covenants in the future and are unable to obtain waivers from our lenders, we could be declared in default under these agreements, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Our Senior Notes are effectively subordinated to all of our secured debt, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the Senior Notes.

     Our Senior Notes are not secured by any of our assets. The indenture governing the Senior Notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the Senior Notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of Senior Notes and other claims on us with respect to any of our other assets. In either event, because the Senior Notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the Senior Notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the Senior Notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview” of the Form 10-K/A for fiscal year ended August 31, 2004 for additional information regarding our restricted and unrestricted subsidiaries.

We may be unable to purchase our Senior Notes upon a change of control.

     Upon a change of control of Portola (as defined in the indenture governing our Senior Notes), each holder of Senior Notes will have certain rights to require us to repurchase all or a portion of such holder’s Senior Notes. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the repurchase price for all Senior Notes tendered by the holders thereof. In addition, a change of control would constitute a default under our senior secured credit facility and, since indebtedness under the credit facility effectively ranks senior in priority to indebtedness under the Senior Notes, we would be obligated to repay indebtedness under the credit facility in advance of indebtedness under our Senior Notes. Our repurchase of Senior Notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings that we may enter into from time to time, including agreements relating to secured indebtedness. Failure by us to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the Senior Notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding Senior Notes to declare all of the Senior Notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the senior secured credit facility is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facility or (ii) five business days after receipt by us of written notice of such acceleration. In the event all of the Senior Notes are declared due and payable, our ability to repay the Senior Notes would be subject to the limitations referred to above.

Risks related to our business

We have completed the integration of Portola Tech International (“PTI”) with the beverage product elements of our Company. We have not realized some of the anticipated benefits of this acquisition and other expected benefits may not be realized at all.

     The integration of PTI with our other operations is substantially completed. Not all expected operating efficiencies, growth opportunities and other benefits of the transaction that we anticipated at the time of the acquisition have been realized and others may be realized later than planned or not at all.

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

     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales or any deterioration of their financial condition. During fiscal 2004 our top ten customers accounted for approximately 34% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.

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

     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2003, 2004 and for the first six months of fiscal 2005 have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.

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

     At February 28, 2005, we had cash and cash equivalents of $4.3 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.

We depend on new business development and international expansion.

     We believe that growth has slowed in the domestic markets for our traditional beverage products and that, in order to increase our sales, we must continue to develop new products in the markets we currently serve and new products in different markets and to expand in our international markets. Developing new products and expanding into new markets will require a substantial investment and involve additional risks. We cannot assure you that our efforts to achieve such development and expansion will be successful. Expansion poses risks and potential adverse effects on our operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. We do not anticipate making acquisitions in the near future because of capital constraints and because, our senior credit facility imposes significant restrictions on our ability to make investments in or to acquire other companies.

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

     Many of our products are used to cap beverage and food products. From time to time in the past, we and other producers of similar products have received complaints from customers and end–consumers claiming that such products might cause or have almost caused injury to the end–consumer. In some instances, such claims have alleged defects in manufacture or faulty design of our closures. In the event an end–consumer suffers a harmful accident, we could incur substantial costs in responding to complaints or litigation. Further, if any of our products were found to be defective, we could incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation.

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

     Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Officer), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. However, for most of fiscal 2004 there was only one independent director (as defined under the federal securities laws) on our Board of Directors. Our Board of Directors, Audit Committee and Compensation Committee have not met the standard

“independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements of our Form 10-K/A for the fiscal year ended August 31, 2004.

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

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Income and expense items are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three- and six-month periods ended February 28, 2005, we incurred gains of $0.4 and $2.4 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for the three-month and six-month periods ended February 28, 2005 and February 29, 2004.

Resin Price Sensitivity

     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2004 and the first six months of fiscal 2005, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2003, 2004 and for the six-month period ended February 28, 2005, materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2004 and the first six months of fiscal 2005. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's Rules and Forms.

     Subsequent to the period covered by this report, our management and the Audit Committee of our Board of Directors determined the need to adjust our accounting for leases and depreciation of leasehold improvements in order to conform with generally accepted accounting principles, as discussed in further detail in Note 2 to the Notes to Unaudited Consolidated Financial Statements. Accordingly, we intend to file an amendment to our Annual Report on Form 10-K for the year ended August 31, 2004 and an amendment to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 as soon as possible to restate the financial statements contained in these reports. As a result of the discovery of this issue, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2005.

Changes in internal control over financial reporting

     During the quarter ended February 28, 2005, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     As discussed above, subsequent to the period covered by this report, we conducted a review of our accounting related to leases, corrected our method of accounting for leases and leasehold improvements, and changed our internal controls to specifically identify the procedures to follow to ensure that our lease accounting complies with generally accepted accounting principles. We strengthened the control by updating our policies and procedures as well as initiating a new policy that all leases be reviewed by the Vice President and Corporate Controller.

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

Management’s Consideration of the Restatement

     In coming to the conclusion that our internal control over financial reporting was effective as of February 28, 2005, our management considered, among other things, the control deficiency related to its accounting for leases and depreciation of leasehold improvements , which resulted in the need to restate our previously issued financial statements as disclosed in “Note 2” to the accompanying consolidated financial statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity (deficit) was not material on the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income (loss), our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

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

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps causes our caps to infringe a patent held by it and is seeking damages. We have answered the complaint denying all allegations and asserting that Portola’s products do not infringe the Blackhawk patent and that the patent is invalid. The Court has completed the first phase of claim construction. Fact and expert witness discovery has substantially been completed. Pre-trial proceedings and the trial are not scheduled at this time. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

ITEM 6. EXHIBITS

     Exhibits

10.01	Employment Agreement with Brian Bauerbach

10.02	Amendment No. 5 to the Fourth Amended and Restated Credit Agreement Among Portola Packaging Inc. and General Electric Capital Corporation

31.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: April 19, 2005	/s/ Michael T. Morefield

Michael T. Morefield
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.01	Employment Agreement with Brian Bauerbach

10.02	Amendment No. 5 to the Fourth Amended and Restated Credit Agreement Among Portola Packaging Inc. and General Electric Capital Corporation

31.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Jack L. Watts, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002