Form 10-K/A
period 2004-08-31
PORTOLA PACKAGING INC
filed 2005-05-05
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K/A

Amendment No. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10–K/A or any amendment to this Form 10–K/A. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☑

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

Explanatory Note

This Form 10-K/A (this “Amendment No. 2”) amends Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004 that we filed on December 14, 2004. We have filed this Amendment No. 2 to adjust our accounting for leases and depreciation of leasehold improvements. Accordingly, we have restated our Consolidated Balance Sheet at August 31, 2004 and 2003, the Consolidated Statements of Operations for the years ended August 31, 2004, 2003 and 2002, the Consolidated Statements of Cash Flows for the years ended 2004, 2003 and 2002 and the Consolidated Statements of Shareholders’ Equity (Deficit) at August 31, 2004, 2003 and 2002.

We lease certain of our manufacturing and office facilities under operating lease agreements with various terms. Most of these agreements require us to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or percentage tied to an economic index. Historically, when accounting for these leases, our policy was to record as rent expense the amount due for that time period according to the scheduled payments. Consequently, such escalation amounts were not included in minimum lease payments at the inception of the lease. We have restated our financial statements to include escalation amounts and recognize the rent expense on a straight-line basis over the lease term. In addition, we have restated our financial statements to amortize all leasehold improvements over the shorter of the economic life or term of the lease, as defined in Statement of Accounting Standards No. 13, “Accounting for Leases.”

This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as discussed above.

PORTOLA PACKAGING, INC.
ANNUAL REPORT ON FORM 10–K/A
YEAR ENDED AUGUST 31, 2004

     Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc.®, TI®, EDesigner Studio® and the Portola logo are our registered trademarks used in this Annual Report on Form 10–K/A.

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In addition to historical information, this report includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10–K/A, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding our financing alternatives, financial position, business strategy, plans and objectives of management for future operations, and industry conditions, are forward–looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward–looking statements. Readers are referred to the sections of this report entitled “Raw Materials and Production,” “Product Development,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward–looking statements. Although we believe that the expectations reflected in any such forward–looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct, as they only reflect management’s opinions as of the date hereof. Any forward–looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, competition in our markets, and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward–looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward–looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10–Q and Form 10-Q/A we will file in fiscal 2005.

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

     Expanding sales in markets outside of the United States. We expect significant growth in markets outside of the United States for plastic closures, containers and capping equipment, as bottled water, other non–carbonated beverage and CFT companies as international markets adopt more advanced packaging materials and techniques. We are seeking to capitalize on these growth opportunities by entering into joint ventures with local bottle manufacturers, bottlers and distributors, by increasing export sales and by establishing direct operations in local markets. For example, we have purchased land and may develop a new manufacturing facility in the Czech Republic to serve European markets for closures and CFT products.

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

Products

     We design, manufacture and sell a wide array of tamper evident plastic closures for dairy, fruit juice, bottled water, sport drinks, other non–carbonated beverage products and institutional food products and for cosmetics, fragrances and toiletries. We also design, manufacture and sell (i) blowmolded bottles used in the dairy, bottled water, fruit juice and industrial markets, (ii) closures and jars for CFT products, (iii) injection stretch bottles blowmolded for bottled water markets, (iv) high speed capping equipment used by our plastic closure customers in their bottling and packaging operations and (v) tooling and molds used in the blowmolding industry to manufacture bottles.

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

Raw materials and production

     As of August 31, 2004, the principal raw material for our plastic closures and bottles was injection and blowmolding grade resin, which accounted for approximately 65% of the cost of all raw materials purchased for our plastic closures and bottles in fiscal 2004. Resin can be purchased from a number of reliable, competitive producers and is priced as a commodity. The majority of the resin we use in production is low density polyethylene (“LDPE”). We also use high density polyethylene, linear low density polyethylene, polypropylene and polycarbonate. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national bulk resin pricing. While resin prices can fluctuate substantially over relatively short periods of time, we have not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. In the past, we generally have been able to pass on increases in resin prices directly to our customers, in many cases after delays because of contractual provisions. However, during the past three years, with the significant increases in resin prices, we experienced difficulty passing on all of such resin price increases to certain customers. Significant increases in resin prices from current levels, coupled with an inability to promptly pass such increases on to customers, had an adverse effect on our sales and margins during fiscal 2004 and 2003 and will continue to do so in the foreseeable future. Only one of PTI’s major customer contracts provides for price adjustments due to resin price changes.

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

Sales, marketing and customer service

     We sell our products through our in–house sales staff, sales representatives and, to a lesser extent, distributors. Domestically, a substantial portion of our sales and marketing activities are conducted by majority–owned subsidiaries. Calls on customers and participation at trade shows are our primary means of customer contact. A number of our customers are large corporate clients with numerous production facilities, and each facility may make its own purchase decisions. Our customers include processors and packagers of fluid milk, non–carbonated bottled water, chilled juice and flavored drink products sold on the retail level and condiments sold in the wholesale and institutional market, as well as producers and distributors of CFT products. Our top ten customers (including our European joint venture, which is one of our customers) accounted for approximately 34% of our sales during fiscal 2004. No customer accounted for 10% or more of total sales during fiscal 2004. We believe that we are the sole or largest supplier to our top 25 customers for the products we supply to them. Our consistent product quality and customer service have allowed us to develop strong relationships with our customers; our relationships with our top 25 customers average 12 years in length. For information regarding revenues and net income (loss) by segment, see Note 15 of the Notes to Consolidated Financial Statements.

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

International sales and joint ventures

     Our international sales have increased substantially in recent years. Export sales from the United States and sales from our non–U.S. facilities increased to $111.7 million in fiscal 2004 from $92.8 million and $84.4 million in fiscal 2003 and 2002, respectively. Bottled water companies and other non–carbonated beverage companies in Europe, East Asia, Latin America, Australia and elsewhere have continued to adopt more advanced packaging materials and techniques and have increasingly chosen to purchase our products from our nearby plants rather than from the U.S. facilities. Correspondingly, our foreign subsidiaries have increased their production, and total foreign sales accounted for 46% of our consolidated sales in fiscal 2004. For fiscal 2004, 2003 and 2002, export closure sales from the United States to unaffiliated customers were $8.9 million, $3.9 million and $3.6 million, respectively, and export CFT sales were $4.0 million in fiscal 2004. For information regarding international revenues and net income (loss) by geographical region, see Note 15 of the Notes to Consolidated Financial Statements.

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

			Nature of
Location	Functions	Square feet	ownership(1)
San Jose, CA	Executive Office and Engineering	21,930	Owned
Kingsport, TN	Closure Mfg./Warehouse	93,400	Owned
Clifton Park, NY(1)	Closure Mfg./Warehouse	51,400	Leased
Batavia, IL	Closure Mfg./Warehouse/Executive Office/Engineering/Research and Development	73,100	Leased
New Castle, PA	Corporate Office/Warehouse/Equipment Division	22,350	Owned
Sumter, SC(2)	Warehouse	56,700	Owned
Melbourne, FL(1)	Sales Representative Organization	1,000	Leased
Onsted, MI	Sales Representative Organization	250	Leased
Kansas City, MO	Sales Representative Organization	150	Leased
Michigan Center, MI(1)	Tool Manufacturing	12,000	Leased
Tolleson, AZ	Closure Mfg/Warehouse	115,000	Leased
Woonsocket, RI	Closure and Container Mfg./Warehouse	495,000	Owned
Louney, Czech Republic(3)	Land	362,722	Owned
Litinov, Czech Republic(1)(4)	Closure Mfg.	32,733	Leased
Shanghai, China(1)(5)	Closure Mfg./Warehouse/Engineering/Research and Development	65,060	Leased
Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	49,000	Leased
Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	55,600	Leased
Toronto, Ontario, Canada	Bottle Mfg./Warehouse	47,000	Leased
Montreal, Quebec, Canada	Bottle Mfg./Warehouse	43,500	Leased
Guadalajara, Mexico(6)	Bottle & Closure Mfg./Warehouse	60,000	Leased
Doncaster, South Yorkshire, England	Bottle & Closure Mfg./Warehouse/Engineering/Research and Development	80,000	Leased
Albany, Auckland, New Zealand(1)	Office/Warehouse	1,500	Leased
Gmunden, Austria	Office	2,098	Leased

(1)	The facilities shown as leased in the table above are subject to long–term leases or lease options that extend for at least five years, except as follows: (a) the lease for Clifton Park, NY expires in June 2005, (b) the lease for Melbourne, FL is on a month to month basis, (c) the lease for Michigan Center, MI expires in October 2005, (d) the lease for Litinov, Czech Republic expires in April 2005, (e) the lease for Shanghai, China expires in November 2007, and (f) the lease for New Zealand expires in March 2005 and is then on a month to month basis for one year.

(2)	We closed our South Carolina plant and relocated its operations primarily to Kingsport, Tennessee and to other facilities during fiscal 2004.

(3)	We purchased land in Louney, Czech Republic in November 2003. No building activity has begun on this site. We are reviewing various options regarding the expansion of our manufacturing capabilities in the Czech Republic that may or may not include development of this land.

(4)	We entered into a short-term lease of manufacturing space in our CSE joint venture partner’s manufacturing plant. The lease expires in April 2005.

(5)	In April 2004, we entered into leases of two additional buildings, totaling 31,860 square feet, in Shanghai, China. The building A lease became effective May 1, 2004 and building B lease became effective November 1, 2004. The lease term for building A is 24 months and the lease term for building B is 18 months.

(6)	In April 2004, we amended the lease of our Guadalajara, Mexico plant to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed by September 1, 2004, at which time the amended lease became effective. We guaranteed approximately $0.2 million in future lease payments related to the amended lease. This is in addition to the guaranty of approximately $0.6 million related to the original lease. The amended lease expires August 31, 2014.

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

     As of October 31, 2004, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. As of October 31, 2004, there were approximately 195 holders of record of the 8,602,366 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,170,395 outstanding shares of Class B Common, Series 2. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding our common stock.

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

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth Portola’s selected consolidated historical financial data for each of the five years in the period ended August 31, 2004, which have been derived from the consolidated financial statements of Portola, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The consolidated balance sheet as of August 31, 2004 and 2003 and the consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended August 31, 2004, 2003 and 2002 are included elsewhere in this report. The following data should be read in conjunction with our consolidated financial statements and related notes, “Management’s discussion and analysis of financial condition and results of operations” and the other financial information included elsewhere in this report.

	Year ended August 31,
(Dollars in thousands)	2000	2001	2002	2003	2004
			(restated)	(restated)	(restated)

Consolidated statements of operations data, as amended:
Sales(1)	$208,919	$219,418	$210,757	$215,315	$242,507
Cost of sales(1)(2)	162,294	169,544	157,270	166,777	201,808

Gross profit	46,625	49,874	53,487	48,538	40,699
Selling, general and administrative	30,379	28,774	30,844	29,307	30,894
Research and development	2,922	3,096	3,069	4,729	6,209
Loss (gain) on sale of property plant and equipment(3)	106	(6,784)	(20)	30	(1,582)
Fixed asset impairment charge(4)	—	—	—	—	1,120
Amortization of intangibles(5)	3,457	4,176	1,551	903	1,233
Goodwill impairment charge(6)	—	—	—	207	—
Restructuring costs(7)	493	1,939	—	405	3,809

	37,357	31,201	35,444	35,581	41,683

Income (loss) from operations	9,268	18,673	18,043	12,957	(984)
Interest income(8)	(75)	(75)	(1,083)	(120)	(212)
Interest expense	14,486	14,453	13,251	12,544	15,843
Amortization of debt issuance costs	428	718	756	777	2,545
Loss on warrant redemption(9)	—	—	—	—	1,867
Minority interest (income) expense(10)	(118)	278	113	73	5
Equity (income) loss of unconsolidated affiliates, net(11)	469	37	(340)	(415)	(625)
Income on dissolution of joint venture(12)	—	—	(475)	—	—
Income on recovery of investments(13)	—	—	(1,103)	—	—
Other (income) expense, net(14)	(14)	158	246	(154)	(809)

	15,176	15,569	11,365	12,705	18,614

Income (loss) before income taxes	(5,908)	3,104	6,678	252	(19,598)
Income tax provision (benefit)	(2,165)	2,074	2,242	2,071	1,193

Net (loss) income	$(3,743)	$1,030	$4,436	$(1,819)	$(20,791)

	As of August 31,
(Dollars in thousands)	2000		2001		2002		2003		2004
			(restated)		(restated)		(restated)		(restated)

Consolidated balance sheets data:
Working capital	$18,213		$18,665		$18,147		$10,457		$32,879
Total assets	154,335		149,632		136,531		132,674		189,082
Total debt	134,848		142,382		130,911		127,235		199,484
Redeemable warrants(15)(16)	12,630		10,510		10,359		10,302		—
Total shareholders’ equity (deficit)	(30,956)		(27,279)		(25,046)		(26,413)		(46,871)
Cash Flow Data:
Net cash provided by (used in) operating activities	17,578		15,020		24,291		14,294		(383)
Net cash used in investing activities	(11,717)		(4,102)		(10,927)		(10,582)		(53,038)
Net cash (used in) provided by financing activities	(4,304)		(11,569)		(12,135)		(3,870)		61,089
Other data:
Closure unit volume (in millions) (unaudited)	11,939		12,871		12,693		12,337		12,174
Closure unit volume growth (unaudited)	(2.4)%		7.8%		(1.4)%		(2.8)%		(1.3)%
EBITDA(17)	29,862		40,223		40,033		31,590		17,023
Depreciation and amortization(2)	20,856		21,948		19,348		18,017		18,233
Amortization of debt issuance costs	428		718		756		777		2,545
Capital expenditures	10,943		14,088		10,488		11,081		22,150
Fixed charge coverage ratio	0.63	x	1.19	x	1.45	x	1.02	x	0.03	x

See next page for notes to selected consolidated financial data.

Notes to selected consolidated financial data

(1)	During the fourth quarter of fiscal 2001, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 00–10, “Accounting for Shipping and Handling Fees and Costs,” which requires all shipping and handling fees billed to customers to be classified as revenue. Prior to August 31, 2001, we included both shipping revenues and shipping and handling charges in cost of sales. We adopted EITF Issue 00–10 in the fourth quarter of fiscal 2001 and reclassified the previously reported results for fiscal 2000 to conform with the new standard, which had no effect on net income (loss). The effect of this accounting policy change was to increase revenue and cost of sales during the fiscal 2001 and 2000 by $5.1 million and $5.9 million, respectively.

(2)	Management performed a detailed analysis and also researched industry averages concerning the average life of molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004.

(3)	Loss (gain) on sale of property, plant and equipment includes a $1.6 million gain on the sale of our manufacturing buildings in Chino and San Jose, California in fiscal 2004, and a $6.8 million gain on the sale of real estate in San Jose, California in fiscal 2000.

(4)	We identified the facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to our Sumter, South Carolina building. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility.

(5)	Includes amortization of patents and technology licenses, tradename, covenants not–to–compete and customer relationships for all years presented and also includes goodwill amortization for fiscal 2001 and 2000. Effective September 1, 2001, we chose early adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets, at which time the amortization of goodwill ceased.

(6)	At August 31, 2004 and 2003, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States — Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States — CFT. Based on this review, no impairment was recognized during fiscal 2004 and we recorded a $0.2 million impairment related to Shanghai Portola Packaging Company Limited in fiscal 2003.

(7)	We incurred restructuring costs of $3.8 million during fiscal 2004, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1.4 million for employee severance costs. As of August 31, 2004, approximately $2.7 million had been charged against the restructuring reserve for the employee severance costs. We anticipate that the majority of the accrual balance will be paid within twelve months from the end of fiscal 2004. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. During the third quarter of fiscal 2004, we completed the sale of our manufacturing facility in Chino, California at a net sales price of $3.3 million and recognized a gain of $1.0 million. In July 2004, we also completed the sale of our manufacturing facility in San Jose, California at a net sales price of approximately $3.2 million and recognized a gain of $0.6 million in the fourth quarter of fiscal 2004. The operations from the Sumter, South Carolina plant have been relocated primarily to our existing facility in Kingsport, Tennessee as well as to other facilities within Portola. In connection with the closure of manufacturing operations in Sumter, we identified the facility would not be utilized in the near term and recognized an impairment charge of $1.1 million on the plant building in Sumter, South Carolina in the fourth quarter of fiscal 2004.

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

(8)	Interest income includes income on the revaluation of redeemable warrants to purchase shares of our Class A Common Stock, and in fiscal 2002, interest income also included $0.8 million recognized on the recovery of an investment in Sand Hill Systems, Inc., an entity in which our chief executive officer and certain other officers held a financial interest. See Note 16 of the Notes to our consolidated financial statements.

(9)	Represents loss on warrant redemption in fiscal 2004 (see Note 16 to selected consolidated financial data below).

(10)	Represents minority interest expense for our consolidated subsidiaries that are not wholly owned.

(11)	Represents equity (income) loss relating to our 50% interest in Capsnap Europe Packaging GmbH.

(12)	Represents income on recovery on our investment in Sand Hill Systems, Inc. as described in Note 16 of the Notes to our consolidated financial statements.

(13)	Represents income relating to the forgiveness of debt in the dissolution of one of our joint ventures.

(14)	Other expense (income), net principally includes foreign currency gains and losses.

(15)	We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8 1/4% senior notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model.

(16)	As of June 30, 2001, we applied EITF Issue 00–19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The effect of the application of Issue 00–19 was to reclassify our redeemable warrants from temporary equity to a liability on June 30, 2001.

(17)	EBITDA represents, for any relevant period, income (loss) before interest expense, taxes, depreciation of property, plant and equipment, amortization of debt issuance costs and amortization of intangibles. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

	Year ended August 31,
(Dollars in thousands)	2000	2001	2002	2003	2004
			(restated)	(restated)	(restated)

Consolidated net (loss) income	$(3,743)	$1,030	$4,436	$(1,819)	$(20,791)
Add: Interest expense	14,486	14,453	13,251	12,544	15,843
Taxes	(2,165)	2,074	2,242	2,071	1,193
Depreciation and amortization	20,856	21,948	19,348	18,017	18,233
Amortization of debt issuance costs	428	718	756	777	2,545

EBITDA	$29,862	$40,223	$40,033	$31,590	$17,023

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K/A. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk factors” section of this Amendment No. 2 on Form 10-K/A. Our actual results may differ materially from those contained in any forward-looking statements.

     This Amendment No. 2 amends Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004 that we filed on December 14, 2004. We have filed this Amendment No. 2 to adjust our accounting for leases and depreciation of leasehold improvements. Accordingly, we have restated our Consolidated Balance Sheet at August 31, 2004 and 2003, the Consolidated Statement of Operations for the years ended August 31, 2004, 2003 and 2002, the Consolidated Statement of Cash Flows for the years ended 2004, 2003 and 2002 and the Consolidated Statement of Shareholders’ Equity (Deficit) at August 31, 2004, 2003 and 2002.

     As discussed in Note 2 to the consolidated financial statements, we lease certain of our manufacturing and office facilities under operating lease agreements with various terms. Most of these agreements require us to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or percentage tied to an economic index. Historically, when accounting for these leases, our policy was to record as rent expense the amount due for that time period according to the scheduled payments. Consequently, such escalation amounts were not included in minimum lease payments at the inception of the lease. We have restated our financial statements to include escalation amounts and recognize the rent expense on a straight-line basis over the lease term. In addition, we have restated our financial statements to amortize all leasehold improvements over the shorter of the economic life or term of the lease, as defined in Statement of Accounting Standards No. 13, “Accounting for Leases.”

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

     Impairment of assets. We periodically evaluate our property, plant and equipment and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. We identified the facility would not be utilized in the near term and recorded an impairment loss of $1.1 million during the fourth quarter of fiscal 2004 for the write down of our Sumter, South Carolina facility to fair market value based on a real estate appraisal performed by a third party. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations primarily to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility. We recorded an impairment loss of $0.2 million during fiscal 2003 for goodwill related to our purchase of the remaining 45% interest in Shanghai Portola Packaging Company Limited in March 2000.

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

     Impact of equity issuances. We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8 1/4% senior notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00-19, the change in the price of the warrants of $57,000 and $58,000 was recognized as interest income during fiscal 2004 and 2003, respectively.

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

     Gross profit. Gross profit decreased $7.8 million to $40.7 million for fiscal 2004 from $48.5 million for fiscal 2003 and decreased as a percentage of sales from 22.5% in fiscal 2003 to 16.8% in fiscal 2004. Gross profit decreased primarily due to margin decreases in the United States, United Kingdom and Mexico operations. In the United States, margins were negatively impacted by intense pricing pressures from competitors affecting a number of 38mm dairy products and customers, increases in resin prices, as we are generally obligated to delay price increases to contract customers from thirty to ninety days, increased production capacities brought on line by our competitors for products of ours that are no longer patent protected, and reduced sales volumes primarily for our 110mm product line which has both higher prices and higher margins. U.S. equipment margins decreased due to higher costs, primarily in materials and labor, as well as an increase in inventory reserves for slow-moving material. In the United Kingdom, margins were negatively impacted by increased competition and industry over capacity, which led to lower pricing, primarily in the dairy closure market and, to a lesser extent, by increases in resin prices. In Mexico, margins were negatively impacted primarily due to increased expenses related to the importation of a compression molded 38mm product produced in our Batavia, Illinois plant. The Mexico plant added capacity to produce this closure locally beginning in the fourth quarter of fiscal 2004. In addition, Mexico’s margins were negatively impacted due to pricing pressures from competitors affecting a number of high volume closure products. These margin decreases in the U.S., U.K. and Mexico were partially offset by increases in gross profit related to our acquisition of PTI in September 2003. In addition, as of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004, which would have had a negative impact on gross profit (see Note 7 of the Notes to Consolidated Financial Statements).

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

     Overall, fiscal 2004 direct materials, labor and overhead costs represented 39.4%, 18.0% and 25.8% of sales, respectively, compared to fiscal 2003 percentages of 36.9%, 15.6% and 25.0%. Direct material costs as a percentage of sales increased for fiscal 2004 from fiscal 2003 primarily due to increased resin prices. In addition, direct materials, labor and overhead costs increased as a percentage of sales in fiscal 2004 compared to fiscal 2003 due to the decrease in volume of higher margin products noted above.

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

     (Loss) income from operations. Due to the effect of the factors summarized above, income from operations decreased $14.0 million to a loss of $1.0 million for fiscal 2004 from income of $13.0 million for fiscal 2003.

     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity income of unconsolidated affiliates, foreign currency transaction (gain) and loss, and loss on warrant redemption.

     Interest income increased $0.1 million to $0.2 million during fiscal 2004 from $0.1 million in fiscal 2003, primarily due to interest earned on $7.9 million of cash held in an investment account with respect to the pending self-tender offer for our common stock. Interest expense increased by $3.3 million to $15.8 million in fiscal 2004 from $12.5 million in fiscal 2003 primarily due to the issuance in January 2004 of $180.0 million in aggregate principal amount of 8 1/4% senior notes due 2012. Due to the 30-day call notice and timing of the repurchase of the $110.0 million in aggregate principal amount of 10 3/4% senior notes due 2005, we paid approximately 30 days of duplicative interest on the $110.0 million in aggregate principal amount of 10 3/4% senior notes due 2005 and accrued 30 days of interest on the $180.0 million in aggregate principal amount of 8 1/4% senior notes due 2012. In addition, the interest expense is $0.8 million higher per quarter due to the increase in the aggregate principal amount of outstanding senior notes from $110.0 million to $180.0 million, which is partially offset by the decrease in interest rates from 10 3/4% to 8 1/4%.

     Amortization of debt issuance costs totaled $2.5 million in fiscal 2004 compared with $0.8 million in fiscal 2003. We wrote off financing fees related to the $110.0 million in aggregate principal amount of 10 3/4% senior notes due 2005. In addition, amortization expense increased due to debt issuance costs capitalized related to the financing of the $180.0 million in aggregate principal amount of 8 1/4% senior notes due 2012 and the fourth amendment of our senior secured credit facility due 2009.

     We recognized a gain of $1.0 million on foreign exchange transactions for fiscal 2004 compared to a gain of $0.3 million in fiscal 2003.

     During fiscal 2004, we repurchased two warrants to purchase our Class A common stock and incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.

     Income tax provision. The income tax provision for fiscal 2004 was $1.2 million on loss before income taxes of $(19.6) million, compared to an income tax provision of $2.1 million in fiscal 2003 on income before income taxes of $0.3 million. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and the reversal of a valuation allowance in fiscal 2004 that was provided in prior years for our China operations.

     Net loss. Net loss was $20.8 million in fiscal 2004 compared to a net loss of $1.8 million in fiscal 2003.

Fiscal year ended August 31, 2003 compared to fiscal year ended August 31, 2002

     Sales. Sales increased $4.5 million, or 2.1%, from $210.8 million for fiscal 2002 to $215.3 million for fiscal 2003. The increase in sales for fiscal 2003 from fiscal 2002 was mainly attributable to increased sales of $4.6 million in Canada, $3.3 million in the United Kingdom and $0.4 million in Mexico primarily due to increased unit pricing as a result in increased resin prices, and increased volume growth due to increased market share. Offsetting these increases were decreased sales of $3.8 million in our United States operations due to decreased sales volume with certain customers, as well as dairy customer consolidation, which resulted in lower selling prices for certain products.

     During fiscal 2003, our top ten customers accounted for approximately 38% of our sales and no customer accounted for 10% of total sales. During fiscal 2002, one customer accounted for approximately 10% of total sales.

     Gross profit. Gross profit decreased $5.0 million to $48.5 million for fiscal 2003 from $53.5 million for fiscal 2002 and decreased as a percentage of sales from 25.4% in fiscal 2002 to 22.5% in fiscal 2003. The margin decrease occurred primarily in the United States, Canada and United Kingdom operations, and was primarily due to increases in resin prices, increased sales of lower margin products, dairy customer consolidation, (which resulted in lower selling prices for certain products), increased competition affecting certain products due to the expiration of patents previously held by us, and, to a lesser extent, increased employee costs.

     Overall, fiscal 2003 direct materials, labor and overhead costs represented 36.9%, 15.6% and 25.0% of sales, respectively, compared to fiscal 2002 percentages of 33.8%, 15.1% and 25.7%. Direct materials costs as a percentage of sales increased for fiscal 2003 from fiscal 2002 due to increased resin prices.

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

     Income from operations. Due to the effect of the factors summarized above, income from operations decreased $5.0 million, or 27.8%, to $13.0 million for fiscal 2003 from $18.0 million for fiscal 2002 and decreased as a percentage of sales from 8.5% in fiscal 2002 to 6.0% in fiscal 2003.

     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity (income) loss of unconsolidated affiliates, income on dissolution of a joint venture, income on recovery of a note receivable and other expense, net.

     Interest income decreased $1.0 million to $0.1 million during fiscal 2003 from $1.1 million in fiscal 2002, primarily due to $0.8 million of interest income recognized in fiscal 2002 with respect to a promissory note payable to us by Sand Hill Systems, Inc. (the “SHS Note”) in connection with a related party transaction described in “Related party transactions” and Note 16 of the Notes to Consolidated Financial Statements. In addition, we recognized income of $58,000 as a result of the change in the fair market value of our outstanding warrants as of August 31, 2003 as compared to $151,000 as of August 31, 2002. Interest expense decreased by $0.8 million to $12.5 million in fiscal 2003 from $13.3 million in fiscal 2002. This decrease was primarily due to the decrease in borrowings on the revolving credit facility and the effect of a decrease in the LIBOR rate. Amortization of debt issuance costs totaled $0.8 million in both fiscal 2003 and 2002.

     In fiscal 2002, we recognized income of $0.5 million on the dissolution of a joint venture (see Note 3 of the Notes to Consolidated Financial statements) and recognized income of $1.1 million on the recovery with respect to the SHS Note. (See Note 16 of the Notes to Consolidated Financial Statements).

     Income tax provision. The income tax provision for fiscal 2003 was $2.1 million on income before income taxes of $0.3 million, compared to an income tax provision of $2.2 million in fiscal 2002 on income before income taxes of $6.7 million. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in certain foreign jurisdictions and for a portion of our domestic jurisdictions.

     Net (loss) income. Net loss was $1.8 million in fiscal 2003 compared to net income of $4.4 million in fiscal 2002.

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

     Operating activities. Net cash (used in) provided by operations totaled $(0.4) million and $14.3 million in fiscal 2004 and 2003, respectively. Net cash used in operations for fiscal 2004 was principally the result of our net loss, largely offset by non-cash charges for depreciation and amortization and an aggregate of $6.8 million of non-cash items included in other (income) expense. See Notes 3 and 16 of the Notes to Consolidated Financial Statements. Working capital (current assets less current liabilities) increased $22.4 million to $32.9 million as of August 31, 2004 from $10.5 million as of August 31, 2003. $7.9 million of the increase consisted of cash allocated for our repurchase of shares of our common stock under our pending tender offer and $9.0 million of the increase was due to the elimination of the current portion of the liability for our warrants due to our repurchase of the Class A Common Stock warrants in the second and third quarters of fiscal 2004 and the remainder was due to the acquisition of PTI. These increases in working capital were offset by a decrease in operating cash.

     Investing activities. Cash used in investing activities was $53.0 million in fiscal 2004 as compared to $10.6 million in fiscal 2003. In fiscal 2004, cash used in investing activities consisted primarily of $36.6 million for the acquisition of PTI, including transaction costs, $22.2 million for additions to property, plant and equipment and $1.1 million for intangible and other assets, offset in part by $6.6 million in proceeds from sale of property, plant and equipment. During fiscal 2004, we completed sales of our manufacturing facilities in Chino and San Jose, California at net sales prices of $3.3 million and $3.2 million, and recognized gains of $1.0 million and $0.6 million, respectively.

     Our total capital expenditures for fiscal 2004 totaled $22.2 million. This amount was substantially greater than the level of capital expenditures in preceding years. The increase in capital expenditures was primarily due to costs associated with the U.S. consolidation of seven domestic closure facilities into five, expansion of our operations in China to produce certain of PTI’s products, leasehold improvement costs associated with our leased facility in the Czech Republic and our purchase of assets from a producer of dairy closures in the U.K. (See Note 3 of the Notes to Consolidated Financial Statements). Our projected total capital expenditures for fiscal 2005 are expected to be more consistent with previous years.

     Financing activities. At August 31, 2004, we had total indebtedness of $199.5 million, $180.0 million of which was attributable to our 8 1/4% senior notes due 2012. Of the remaining indebtedness, $19.4 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease obligations.

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

     Our senior secured credit agreement as amended and the indenture governing our 8 1/4% senior notes contain a number of significant restrictions and covenants as discussed above. While the November 24 Amendment reduced important fixed charge coverage ratios under the secured credit agreement favorably to us, it requires improvements in this ratio from current levels beginning with the quarter ending November 30, 2005. Adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with these and other financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

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

Fiscal year ended August 31, 2003 compared to fiscal year ended August 31, 2002

     Operating activities. Net cash provided by operations totaled $14.3 million and $24.3 million in fiscal 2003 and 2002, respectively. Net cash provided by operations for fiscal 2003 was principally the result of non-cash charges for depreciation and amortization offset, in small part, by our net loss. Net cash provided by operations for fiscal 2002 was the result of net income plus non-cash charges for depreciation and amortization, offset by an aggregate of $2.7 million of non-cash items included in other (income) expense. See Notes 3 and 16 of the Notes to Consolidated Financial Statements. Working capital decreased $7.6 million to $10.5 million as of August 31, 2003 from $18.1 million as of August 31, 2002, primarily due to the re-classification of warrants with a carrying value of $9.0 million as current due to their expiration in June 2004, in addition to increases in accounts payable and a decrease in inventory, offset in part by an increase in accounts receivable.

     Investing activities. Cash used in investing activities was $10.6 million in fiscal 2003 as compared to $10.9 million in fiscal 2002, and consisted primarily of additions to property, plant and equipment of $11.1 million and $10.5 million in fiscal 2003 and 2002, respectively. Cash used in investing activities was reduced by $0.1 million and $0.4 million in fiscal 2003 and 2002, respectively, by proceeds from the sale of property, plant and equipment.

     Financing activities. At August 31, 2003, we had total indebtedness of $127.2 million, $110.0 million of which was attributable to our 10 3/4% senior notes due 2005. Of the remaining indebtedness, $6.6 million was attributable to our senior credit facility and $0.3 million was principally composed of capital lease obligations. In addition, our total indebtedness at August 31, 2003 included redeemable warrants with a carrying value of $10.3 million. See Note 11 of the Notes to Consolidated Financial Statements for additional information on the redeemable warrants.

     Cash and cash equivalents. At August 31, 2003, we had $4.3 million in cash and cash equivalents as well as borrowing capacity of approximately $34.2 million under the $50.0 million revolving credit facility, less a minimum availability requirement of $3.0 million.

Off-balance sheet arrangements

     We own a 50% interest in Capsnap Europe Packaging GmbH (“CSE”). CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon closures and bottles that are produced by Portola Packaging Limited (UK). CSE has a 50% ownership interest in Watertek, a joint venture Turkish company, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas, that is selling our products in Greece. In 2003, CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three-year term. Our portion of the results of these joint venture operations is reflected in other (income) expense, net. See “Contractual Obligations” and Note 10 of the Notes to Consolidated Financial Statements.

Contractual obligations

     The following sets forth our contractual obligations as of August 31, 2004:

	Payments Due by Period
		Less
		than 1	1 - 3	3 - 5	After 5
	Total	Year	Years	Years	Years
	(dollars in thousands)
Contractual Obligations:

Long-Term Debt, including current portion:

Senior Notes (1)	$291,375	$14,850	$29,700	$29,700	$217,125

Revolver (2)	23,063	841	1,682	20,540	—

Capital Lease Obligations (3)	135	82	53	—	—

Operating Lease Obligations (4)	35,625	4,718	6,316	5,641	18,950

Guarantees (5)	$1,569	$—	$426	$—	$1,143

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment commenced August 1, 2004. The indenture governing the senior notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% senior notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into amendments to this senior secured credit facility on May 21, 2004 and November 24, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (viii) declare or pay dividends. In addition, we must meet a quarterly fixed charge ratio. The fixed charge coverage ratio as revised in the November 24 Amendment equaled 0.95 to 1.0 for the measurement period ended on August 31, 2004. For the fourth quarter and fiscal year ended 2004, we were in compliance with the fixed charge coverage ratio. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on at our election, either the Bank Prime Loan rate plus 1.00% or the LIBOR loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2004 was $4.7 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.3 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK). We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.4 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of August 31, 2004.

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

Related party transactions

     We enter into certain related party transactions throughout the course of our business. In connection with the financing transactions related to the $180.0 million offering of our 8 1/4% senior notes due 2012, we paid fees of $5.0 million to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1.1 million to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $0.4 million to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (Mr. Tomlinson was one of our directors until February 29, 2004, and he is a partner in Tomlinson Zisko LLP), and $0.1 million to Themistocles Michos (our Vice President, General Counsel and Secretary) for services rendered. We also repurchased a warrant from JPMorgan Partners for $10.7 million, resulting in the recognition of a loss totaling $1.7 million. In addition, we paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson resigned from the Board on February 29, 2004.

     Related party sales of $9.6 million and $2.8 million for the fiscal 2004 and 2003, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 16 of Notes to Consolidated Financial Statements.

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

Income taxes

     The relationship of income tax expense to income before income taxes is affected primarily by not providing a benefit for losses generated in certain foreign jurisdictions and a portion of our domestic operations and, in fiscal 2001, by non-deductible goodwill arising from our acquisitions. See Note 14 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Effective September 1, 2002, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS No. 143 had no impact on our financial statements for fiscal 2004.

Effective September 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. We identified the facility would not be utilized in the near term and recognized an impairment charge of $1.1 million on the building in Sumter, South Carolina during fiscal 2004 (Note 5).

Effective September 1, 2002, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or to a disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004 and 2003, we incurred restructuring charges of $3.8 million and $0.4 million, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 5).

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities that meet certain criteria to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to our first interim period ending December 15, 2004. Management has analyzed the impact of FIN 46 as it relates to our joint venture and has determined that the joint ventures’ financial statement does not need to be consolidated with our consolidated financial statements.

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

     As of August 31, 2004, our total indebtedness was approximately $199.5 million. $180.0 million of this amount represented the aggregate principal amount of our 8 1/4% senior notes due 2012, $19.4 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, as of August 31, 2004, we had a total shareholders’ deficit of $46.9 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our senior notes. Among other things, our indebtedness may:

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

     Our 8 1/4% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 18 of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information regarding our restricted and unrestricted subsidiaries.

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

     Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Officer), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8 1/4% senior notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. However, for most of fiscal 2004 there was only one independent director (as defined under the federal securities laws) on our Board of Directors. Our Board of Directors, Audit Committee and Compensation Committee have not met, including at such times when they have considered issues of importance to us, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 16 of the Notes to Consolidated Financial Statements.

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

	August 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(dollars in thousands)
Liabilities:
Long-Term Debt, including current portion:
Fixed Rate—Notes	—	—	—	—	—	$180,000	$180,000
Average Interest Rate	—	—	—	—	—	8.25%	—
Variable Rate—Revolver (a)	—	—	—	—	$19,349	—	$19,349
Fixed Rate—Term	$82	$42	$11	—	—	—	$135
Average Interest Rate	5.15%	1.54%	2.45%	—	—	—	—

(a)	Average interest is equal to, at our election, either the Bank Prime Loan rate plus 1.00% or LIBOR Loan rate plus 2.50% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2004, the Bank Prime Loan rate was 4.50% and the LIBOR Loan rate was 1.51%.

	Fair Value August 31,
	2004	2003
	(dollars in thousands)
Liabilities:
Long-Term Debt, including current portion:
Fixed Rate—$180 million Senior Notes	$156,600	$—
Fixed Rate—$110 million Senior Notes	—	113,644

Variable Rate—Revolver	19,349	6,561

Fixed Rate—Notes	$135	$372

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders“equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2004, we incurred a gain of $968,000 arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

Resin Price Sensitivity

     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2004 we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2003 and 2004 materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2004. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page in
Form 10-K/A
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of August 31, 2004 and 2003 (restated)	42
Consolidated Statements of Operations for the Years Ended August 31, 2004, 2003 and 2002, (restated)	43
Consolidated Statements of Cash Flows for the Years Ended August 31, 2004, 2003 and 2002 (restated)	44
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended August 31, 2004, 2003 and 2002 (restated)	45
Notes to Consolidated Financial Statements	46

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts	102

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

     As discussed in Note 8 to the Consolidated Financial Statements, the Company changed its method of accounting for long-lived asset impairments, goodwill and other intangible assets in fiscal 2002.

     As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its fiscal 2004, 2003 and 2002 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

November 3, 2004, except for the fifth paragraph of Note 9
     and the second paragraph of Note 19 as to which the
     date is November 24, 2004 and Note 2, as to which
     the date is April 19, 2005 and the fourth, fifth
     and sixth paragraphs of Note 19, as to which
     the date is May 2, 2005.

Portola Packaging, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share data)

August 31,	2004	2003
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$12,249	$4,292
Accounts receivable, net of allowance for doubtful accounts of $1,204 and $1,244, respectively	31,223	28,948
Inventories	17,857	11,306
Other current assets	4,737	3,309
Deferred income taxes	1,573	1,363

Total current assets	67,639	49,218
Property, plant and equipment, net	78,523	65,905
Goodwill	19,824	10,468
Debt issuance costs, net of accumulated amortization of $2,045 and $4,500, respectively	9,748	1,585
Trademarks, net of accumulated amortization of $360 and $320, respectively	5,000	40
Customer relationships, net of accumulated amortization of $123 in 2004	2,477	—
Patents, net of accumulated amortization of $7,653 and $7,072, respectively	2,005	2,548
Covenants not–to compete and other intangible assets, net of accumulated amortization of $896 and $408, respectively	1,192	448
Other assets	2,674	2,462

Total assets	$189,082	$132,674

Liabilities, minority interest and shareholders’ equity (deficit)
Current liabilities:
Current portion of long–term debt	$82	$287
Current portion of redeemable warrants to purchase Class A Common Stock	—	9,025
Accounts payable	22,268	15,291
Book overdraft	674	—
Accrued liabilities	6,887	6,449
Accrued compensation	3,611	2,781
Accrued interest	1,238	4,928

Total current liabilities	34,760	38,761
Long–term debt, less current portion	199,402	116,646
Redeemable warrants to purchase Class A Common Stock	—	1,277
Deferred income taxes	1,318	1,848
Other long–term obligations	473	508

Total liabilities	235,953	159,040

Minority interest	—	47

Commitments and contingencies (Note 10) Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2004 and 2003	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,603 shares in 2004 and 8,600 shares in 2003	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2004 and 2003	1	1
Additional paid–in capital	6,593	6,582
Notes receivable from shareholders	—	(161)
Accumulated other comprehensive loss	(1,706)	(1,875)
Accumulated deficit	(51,769)	(30,970)

Total shareholders’ equity (deficit)	(46,871)	(26,413)

Total liabilities, minority interest and shareholders’ equity (deficit)	$189,082	$132,674

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands)

Year ended August 31	2004	2003	2002
	(restated)	(restated)	(restated)
Sales	$242,507	$215,315	$210,757
Cost of sales	201,808	166,777	157,270

Gross profit	40,699	48,538	53,487

Selling, general and administrative	30,894	29,307	30,844
Research and development	6,209	4,729	3,069
(Gain) loss from sale of property, plant and equipment	(1,582)	30	(20)
Fixed asset impairment charge	1,120	–	–
Amortization of intangibles	1,233	903	1,551
Goodwill impairment charge	–	207	–
Restructuring costs	3,809	405	–

	41,683	35,581	35,444

(Loss) income from operations	(984)	12,957	18,043

Other (income) expense:
Interest income	(212)	(120)	(1,083)
Interest expense	15,843	12,544	13,251
Amortization of debt issuance costs	2,545	777	756
Minority interest expense	5	73	113
Equity income of unconsolidated affiliates, net	(625)	(415)	(340)
Foreign currency transaction (gain) loss	(968)	(348)	285
Loss on warrant redemption	1,867	–	–
Income on dissolution of joint venture	–	–	(475)
Income on recovery of investments	–	–	(1,103)
Other expense (income), net	159	194	(39)

	18,614	12,705	11,365

(Loss) income before income taxes	(19,598)	252	6,678
Income tax provision	1,193	2,071	2,242

Net (loss) income	$(20,791)	$(1,819)	$4,436

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

Year ended August 31,	2004	2003	2002
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net (loss) income	$(20,791)	$(1,819)	$4,436
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,233	18,017	19,348
Amortization of debt issuance costs	2,545	777	756
Deferred income taxes	(740)	(473)	(199)
(Gain) loss on property and equipment dispositions	(1,582)	30	(20)
Fixed asset impairment charge	1,120	–	–
Goodwill impairment charge	–	207	–
Provision for doubtful accounts	263	417	567
Provision for excess and obsolete inventories	(642)	(31)	45
Provision for restructuring	3,809	405	–
Minority interest expense	5	73	113
Equity income of unconsolidated affiliates, net	(625)	(415)	(340)
Interest income on warrants	(57)	(58)	(151)
Loss on warrant redemption	1,867	–	–
Income on dissolution of joint venture	–	–	(475)
Income on recovery of investment	–	–	(1,940)
Changes in working capital:
Accounts receivable	2,476	(3,321)	3,270
Inventories	(843)	1,942	1,794
Other current assets	(833)	808	420
Accounts payable	5,502	464	(2,444)
Accrued liabilities and compensation	(6,399)	(2,729)	(898)
Accrued interest	(3,691)	–	9

Net cash (used in) provided by operating activities	(383)	14,294	24,291

Cash flows from investing activities:
Additions to property, plant and equipment	(22,150)	(11,081)	(10,488)
Proceeds from sale of property, plant and equipment	6,637	114	404
Payment for Tech Industries, Inc.	(35,917)	–	–
Payment of transaction costs for Tech Industries, Inc.	(633)	–	–
Additions to intangible assets	(501)	(117)	(427)
Decrease (increase) in notes receivable from shareholders	161	(3)	114
Decrease (increase) in other assets	(635)	505	(530)

Net cash used in investing activities	(53,038)	(10,582)	(10,927)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	180,000	–	–
Redemption of Senior Notes due 2005	(110,000)	–	–
Repayments (borrowings) under revolver, net	12,788	(3,220)	(11,105)
Payments for warrant redemption	(12,112)	–	–
Payment of debt issuance costs	(9,785)	–	–
Increase in book overdraft	674	–	–
Repayments of long–term debt arrangements	(348)	(398)	(612)
Issuance of common stock	11	12	9
Payments on other long–term obligations	(82)	(181)	(346)
Distributions to minority owners	(57)	(83)	(81)

Net cash provided by (used in) financing activities	61,089	(3,870)	(12,135)

Effect of exchange rate changes on cash and cash equivalents	289	(116)	22

Increase (decrease) in cash and cash equivalents	7,957	(274)	1,251
Cash and cash equivalents at beginning of year	4,292	4,566	3,315

Cash and cash equivalents at end of year	$12,249	$4,292	$4,566

See Note 17 for supplemental cash flow disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands)
(restated)

								Notes	Accumulated
			Class B				Additional	receivable	other		Total	Total
	Class A		Series 1		Series 2		paid-in	from	comprehensive	Accumulated	shareholders’	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shareholders	income (loss)	deficit	equity (deficit)	income (loss)

Balance, August 31, 2001	2,135	$2	9,098	$8	1,171	$1	$9,161	$(272)	$(2,592)	$(33,587)	$(27,279)
Repayment of promissory note with stock			(524)		(1)		(2,625)				(2,625)
Issuance of common stock			2				9				9
Exercise of stock options			21				25				25
Decrease in notes receivable from shareholders								114			114
Net income										4,436	4,436	$4,436
Other comprehensive income									274		274	274

Balance, August 31, 2002	2,135	2	8,597	8	1,170	1	6,570	(158)	(2,318)	(29,151)	(25,046)	$4,710
Issuance of common stock			3				12				12
Increase in notes receivable from shareholders								(3)			(3)
Net loss										(1,819)	(1,819)	$(1,819)
Other comprehensive income									443		443	443

Balance, August 31, 2003	2,135	2	8,600	8	1,170	1	6,582	(161)	(1,875)	(30,970)	(26,413)	$(1,376)
Issuance of common stock			3				11			(8)	3
Decrease in notes receivable from shareholders								161			161
Net loss										(20,791)	(20,791)	$(20,791)
Other comprehensive income									169		169	169

Balance, August 31, 2004	2,135	$2	8,603	$8	1,170	$1	$6,593	$—	$(1,706)	$(51,769)	$(46,871)	$(20,622)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

1. Summary of significant accounting policies:

Nature of operations:

Portola Packaging, Inc. and Subsidiaries (the “Company” or “PPI” or “Portola”) designs, manufactures and markets tamper–evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non–carbonated beverage products. The Company’s Canadian subsidiary also designs, manufactures and markets a wide variety of plastic bottles for use in the dairy, fruit juice and bottled water industries. The Company’s Mexican and United Kingdom subsidiaries also manufacture five–gallon polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, the Czech Republic, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements. In addition, the Company entered the cosmetics, fragrance and toiletries (“CFT”) market with the acquisition of Tech Industries, which was subsequently renamed Portola Tech International (“PTI”) (Note 3).

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

Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company of Northern Engineering & Plastics Corp. (“Pennsylvania Nepco”), Portola Packaging Canada Ltd., Portola Packaging Limited (“Portola Packaging Ltd. (U.K.)”), Portola Packaging Inc. Mexico, S.A. de C.V. (“PPI Mexico”), Shanghai Portola Packaging Company Limited (“PPI China”) and the assets of Allied Tool, Inc., acquired by Portola Allied Tool, Inc. (“Portola Allied”), was amortized on a straight–line basis over periods ranging from three to twenty–five years through August 31, 2001. Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment. During the fourth quarter of fiscal 2004, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Canada, Mexico, China and Other, and used the discounted cash flows methodology for United States – CFT. See Recent Accounting Pronouncements below and Note 8.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Accounting for stock–based compensation:

At August 31, 2003, the Company had several stock-based compensation plans (Note 12). The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in fiscal 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the pro forma net income (loss) would have been reported as follows:

	2004	2003	2002
	(restated)	(restated)	(restated)
Net income (loss) as reported	$(20,791)	$(1,819)	$4,436
Deduct total compensation cost deferred under fair value based method for all awards, net of tax	10	120	223

Net income (loss)—pro forma	$(20,801)	$(1,939)	$4,213

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Foreign currency translation:

The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). Gains (losses) arising from foreign currency transactions for fiscal 2004, 2003 and 2002 totaled $968, $348 and $(285), respectively, and are included in “Other (income) expense” in the accompanying amended consolidated statements of operations. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of August 31, 2004 (Note 10).

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

Fair value of financial instruments:

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and other liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long–term debt except for the 8 1/4% senior notes due 2012, approximates fair value. The fair value of the senior notes was estimated to be approximately $156,600 as of August 31, 2004 (Note 9).

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

Effective September 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long–lived assets. SFAS No. 144 requires long–lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash flows of the particular asset group or there is an expectation that it is more likely than not that a long–lived group will be sold or otherwise disposed of before the end of its previously estimated useful life. The Company identified the facility would not be utilized in the near term and recognized an impairment charge of $1,120 on the building in Sumter, South Carolina during fiscal 2004 (Note 5).

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Effective September 1, 2002, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or to a disposal plan. Examples of costs covered by the standard include (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one–time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred–compensation contract. Previous accounting guidance was provided by EITF Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94–3 and was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During fiscal 2004 and 2003, the Company incurred restructuring charges of $3,809 and $405, respectively, which were determined in accordance with the provisions of SFAS No. 146 (Note 5).

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46–e, which allows public entities, that meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the Company’s first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending December 15, 2004. Management has analyzed the impact of FIN 46 as it relates to the Company’s joint venture and has determined that the joint ventures’ financial statement does not need to be consolidated with the Company’s consolidated financial statements.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Reclassifications:

Certain prior year balances have been reclassified to conform with the current year financial statement presentation. In addition, the Company has reclassified the (gain) loss from the sale of property, plant and equipment and the fixed asset impairment charge. Accordingly, these items have now been included in income from operations and are no longer stated below income from operations within the amended consolidated statements of operations and within the amended supplemental condensed consolidated statements of operations presented in Note 18.

2. Restatement:

     On April 4, 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors determined the need to adjust its accounting for leases and depreciation of leasehold improvements in order to conform with generally accepted accounting principles. Accordingly, the Company restated its Consolidated Balance Sheet at August 31, 2004 and 2003, the Consolidated Statements of Operations for the years ended August 31, 2004, 2003 and 2002 and the Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003 and 2002.

     The Company leases certain of its manufacturing and office facilities under operating lease agreements with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or percentage tied to an economic index. Historically, when accounting for these leases, the Company’s policy was to record as rent expense the amount due for that time period according to the scheduled payments. Consequently, such escalation amounts were not included in minimum lease payments at the inception of the lease. The Company has restated its financial statements to include escalation amounts and recognize the rent expense on a straight-line basis over the lease term. In addition, the Company has restated its financial statements to amortize all leasehold improvements over the shorter of the economic life or term of the lease, as defined in Statement of Accounting Standards No. 13, “Accounting for Leases.”

     The effects of our restatement on the above mentioned previously reported financial statements are summarized as follows.

     The following tables reflect the effects of the restatement on the Consolidated Balance Sheets (in thousands):

	August 31, 2004
	as previously	August 31, 2004
Selected Balance Sheet Data:	reported	restated
Property, plant and equipment, net	$78,666	$78,523
Total assets	189,225	189,082
Accrued liabilities	6,895	6,887
Current liabilities	34,768	34,760
Other long-term obligations	215	473
Total liabilities	235,703	235,953
Accumulated other comprehensive loss	(1,727)	(1,706)
Accumulated deficit	(51,355)	(51,769)
Total shareholders equity (deficit)	(46,478)	(46,871)
Total liabilities and shareholders’ equity (deficit)	189,225	189,082

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	August 31, 2003
	as previously	August 31, 2003
Selected Balance Sheet Data:	reported	restated
Property, plant and equipment, net	$66,004	$65,905
Total assets	132,773	132,674
Accrued liabilities	6,457	6,449
Current liabilities	38,769	38,761
Other long-term obligations	385	508
Total liabilities	158,925	159,040
Accumulated other comprehensive loss	(1,882)	(1,875)
Accumulated deficit	(30,749)	(30,970)
Total shareholders equity (deficit)	(26,199)	(26,413)
Total liabilities and shareholders’ equity (deficit)	132,773	132,674

The following tables reflect the effects of the restatement on the Consolidated Statements of Operations (in thousands):

	For the year ended
	August 31, 2004
	as previously	August 31, 2004
	reported	restated
Cost of sales	$201,650	$201,808
Gross profit	40,857	40,699
Selling, general and administrative	30,867	30,894
Loss from operations	(799)	(984)
Loss before income taxes	(19,413)	(19,598)
Net loss	(20,606)	(20,791)

	For the year ended
	August 31, 2003
	as previously	August 31, 2003
	reported	restated
Cost of sales	$166,689	$166,777
Gross profit	48,626	48,538
Income from operations	13,045	12,957
Income before income taxes	340	252
Net loss	(1,731)	(1,819)

	For the year ended
	August 31, 2002
	as previously	August 31, 2002
	reported	restated
Cost of sales	$157,133	$157,270
Gross profit	53,624	53,487
Income from operations	18,180	18,043
Income before income taxes	6,815	6,678
Net income	4,573	4,436

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The following tables reflect the effects of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	For the year ended
	August 31, 2004
	as previously	August 31, 2004
	reported	restated
Net loss	$(20,606)	$(20,971)
Depreciation and amortizations	18,185	18,233
Changes in accrued liabilities and compensation	(6,536)	(6,399)

	For the year ended
	August 31, 2003
	as previously	August 31, 2003
	reported	restated
Net loss	$(1,731)	$(1,819)
Depreciation and amortizations	17,966	18,017
Changes in accrued liabilities and compensation	(2,766)	(2,729)

	For the year ended
	August 31, 2002
	as previously	August 31, 2002
	reported	restated
Net income	$4,573	$4,436
Depreciation and amortizations	19,290	19,348
Changes in accrued liabilities and compensation	(977)	(898)

3. New business activity:

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

Acquisition of Tech Industries:

On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in concurrent transactions, Tech Industries, Inc. acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively “Tech Industries”). The Company paid cash of approximately $35,686 from borrowings under its credit facility to purchase Tech Industries. A final working capital adjustment of $231 was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the CFT industries. Tech Industries (now PTI) is a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the indenture relating to the Company’s 8 1/4% Senior Notes due 2012 and senior secured credit facility (Note 9).

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

The following presents unaudited pro forma information assuming that the Tech Industries acquisition had occurred at the beginning of fiscal 2004 and 2003:

August 31,	2004	2003
	(restated)	(restated)
Pro forma sales	$244,610	$249,249
Pro forma net loss	$(20,773)	$(687)

On September 19, 2003, the Company entered into an amendment to its amended and restated senior secured credit facility, increasing the availability under the credit facility to $54,000 in connection with its purchase of Tech Industries, subject to a borrowing base and covenants similar to those in the amended and restated senior secured credit facility existing at August 31, 2003 (Note 9).

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

In February 2000, the Company incorporated an e–commerce company, Buyerlink Networks, Inc. The name of that corporation was subsequently changed to BLN Acquisition Corporation (“BLN”). Effective as of July 2000, the Company sold the assets of that corporation to Sand Hill Systems, Inc. (“SHS”) in exchange for an unsecured promissory note in the principal amount of $1,500. The Company fully reserved against non–payment of that note on August 31, 2000. SHS merged with Neptune Technologies in April 2001, and as a result, the promissory note was converted into SHS convertible preferred stock (Note 16). Effective June 1, 2002, the assets of SHS were sold, and SHS’s stock became worthless.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

During fiscal 1999, the Company entered into a joint venture with Kimex Group, LLC (“Kimex”) to form Sterling Containers, LLC (“Sterling”), a 50% owned company that produced and sold five–gallon PET water bottles out of one of the Company’s domestic plants. During fiscal 2002, the Company dissolved the partnership. Kimex agreed to forgive debt of $475, which was recognized in other (income) expense included in the Consolidated Statements of Operations, as amended.

4. Other comprehensive (income) loss:

Other comprehensive (income) loss consisted of cumulative foreign currency translation adjustments of $(169), net of tax of $(83), $(443), net of tax of $(219) and $(274), net of tax of $(135) for fiscal 2004, 2003 and 2002, respectively.

5. Restructuring:

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

6. Inventories:

August 31,	2004	2003

Raw materials	$9,439	$5,785
Work in process	773	528
Finished goods	7,645	4,993

	$17,857	$11,306

7. Property, plant and equipment:

August 31,	2004	2003
	(restated)	(restated)
Assets (asset lives in years):
Buildings and land (35)	$13,898	$17,962
Machinery and equipment (5–10)	162,897	161,160
Leasehold improvements (10–35)	9,527	6,022

	186,322	185,144
Less accumulated depreciation	(107,799)	(119,239)

	$78,523	$65,905

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Depreciation expense charged to operations was $17,000, $17,114 and $17,797 for the fiscal 2004, 2003 and 2002, respectively.

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

During the fourth quarter of fiscal 2004, the Company identified the facility would not be utilized in the near term and recognized an asset impairment loss of $1,100 related to its Sumter, South Carolina building based on a real estate appraisal performed by a third party. As part of its restructuring plan in fiscal 2004, the Company closed its Sumter, South Carolina plant and moved the operations primarily to its Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility.

8. Goodwill and intangible assets:

As of August 31, 2004 and 2003, goodwill and accumulated amortization by segment category (Note 15) consisted of the following:

	August 31, 2004		August 31, 2003
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Goodwill:
United States — Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,163	—	—	—
Canada	4,706	(1,315)	4,437	(1,239)
Mexico	3,801	(2,534)	3,801	(2,534)
China	—	—	392	(392)
Other	449	(364)	449	(364)

Total consolidated	$30,704	$(10,880)	$21,664	$(11,196)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

	August 31, 2004		August 31, 2003
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Amortizable intangible assets:
Patents	$9,658	$(7,653)	$9,620	$(7,072)
Debt issuance costs	11,793	(2,045)	6,085	(4,500)
Customer relationships	2,600	(123)	—	—
Covenants not–to–compete	829	(405)	455	(243)
Technology	550	(226)	150	(75)
Trademarks	360	(360)	360	(320)
Other	709	(265)	251	(90)

Total amortizable intangible assets	$26,499	$(11,077)	$16,921	$(12,300)

Non-amortizable intangible assets:
Trademarks	5,000	—	—	—

Total amortizable intangible assets	$31,499	$(11,077)	$16,921	$(12,300)

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

9. Debt:

Debt:

August 31,	2004	2003

Senior notes	$180,000	$110,000
Senior revolving credit facility	19,349	6,561
Capital lease obligations	59	302
Other	76	70

	199,484	116,933
Less: Current portion long–term debt	(82)	(287)

	$199,402	$116,646

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

The following table sets forth the uses of funds in connection with the $180,000 senior notes offering:

Redemption of 10.75% senior notes due 2005	$110,000
Payment of accrued interest on 10.75% senior notes due 2005	4,664
Pay down of senior secured credit facility	36,729

151,393

Warrant redemption and distribution on February 23, 2004	10,659
Warrant redemption and distribution on May 4, 2004	1,453
Potential stock tender and distribution to be paid on or after January 15, 2005 (Note 19)	7,888

20,000

Transaction fees and expenses for senior notes and credit facility	8,607

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

$35,625

Base rent expense for fiscal 2004, 2003 and 2002 totaled $4,469, $3,377 and $3,443, respectively.

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

11. Redeemable warrants:

The Company had two outstanding warrants to purchase shares of its Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to the Company. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of the Company’s common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180,000 in aggregate principal amount of its 8 1/4% senior notes due 2012 on January 23, 2004, the Company offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to the Company’s repurchase of 2,052,526 shares of its Class A Common Stock into which the warrant was convertible at a net

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10,659 and the funds were paid on February 23, 2004. The Company recognized a loss of $1,639 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to the Company’s repurchase of 440,215 shares of its Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1,453 and the funds were paid on May 4, 2004. The Company recognized a loss of $228 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10,245, which represented the estimated fair value of the instruments as determined by the Company’s management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00–19, changes in the price of the warrants of $57,000 and $58,000 was recognized as interest income during fiscal 2004 and 2003, respectively.

12. Shareholders’ equity (deficit):

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

The fair value of each option grant is estimated at the date of grant using the Black–Scholes pricing model with the following weighted average assumptions for grants in fiscal 2003 and 2002:

	2003	2002

Risk–Free Interest Rate	2.98%	4.33%
Expected Life	5 years	5 years
Volatility	n/a	n/a
Dividend Yield	–	–

There were no grants made during fiscal 2004. The weighted average fair value per share of those options granted in fiscal 2003 and 2002 was $4.32 and $4.05, respectively.

13. Employee benefit plans:

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

14. Income taxes:

Income tax provision (benefit) for fiscal 2004, 2003 and 2002 consisted of the following:

August 31,	2004	2003	2002

Current:
Federal	$(153)	$–	$–
State	(29)	–	16
Foreign	2,115	2,544	2,425

	1,933	2,544	2,441

Deferred:
Federal	(271)	(1,165)	70
State	1	(343)	(18)
Foreign	(470)	1,035	(251)

	(740)	(473)	(199)

	$1,193	$2,071	$2,242

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

Year ended August 31,	2004	2003	2002

Federal statutory rate (benefit)	(34.0)%	34.0%	34.0%
State taxes, net of federal income tax benefit	(1.2)	–	–
Effects of foreign operations	(2.5)	–	–
Nondeductible expenses	(1.1)	26.5	1.8
Change in valuation allowance	45.0	550.1	1.1
Other	(0.1)	(1.5)	(4.0)

Effective income tax rate	6.1%	609.1%	32.9%

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

15. Segment information:

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

Inter-segment revenues totaling $12,237, $9,940 and $10,602 have been eliminated from the segment totals presented above for fiscal 2004, 2003 and 2002, respectively.

The tables below presents a reconciliation of income (loss) to total EBITDA for fiscal 2004, 2003 and 2002, respectively: (restated)

	United
	States –	United
	Closures &	States -		United
For Fiscal 2004	Corporate	CFT	Canada	Kingdom	Mexico	China	Other

Net income (loss)	$(22,429)	$(1,777)	$2,196	$2,769	$(208)	$1,248	$(2,590)
Add:
Interest expense	12,274	2,308	209	712	168	58	114
Tax (benefit) expense	(451)	—	1,065	1,221	(59)	(583)	—
Depreciation and amortization	11,230	1,482	1,342	2,890	655	289	345
Amortization of debt issuance costs	2,526	—	19	—	—	—	—

EBITDA	$3,150	$2,013	$4,831	$7,592	$556	$1,012	$(2,131)

	United
	States -	United
	Closures &	States -		United
For Fiscal 2003	Corporate	CFT	Canada	Kingdom	Mexico	China	Other

Net income (loss)	$(7,002)	$—	$1,955	$3,081	$550	$(375)	$(28)
Add:
Interest expense	11,780	—	329	246	108	59	22
Tax (benefit) expense	(1,531)	—	1,140	1,918	426	—	118
Depreciation and amortization	12,806	—	1,224	2,646	646	325	370
Amortization of debt issuance costs	759	—	18	—	—	—	—

EBITDA	$16,812	$—	$4,666	$7,891	$1,730	$9	$482

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	United
	States -	United
	Closures &	States -		United
For Fiscal 2002	Corporate	CFT	Canada	Kingdom	Mexico	China	Other

Net income (loss)	$(571)	$—	$221	$3,102	$1,556	$56	$72
Add:
Interest expense	11,968	—	550	391	250	78	14
Tax (benefit) expense	397	—	835	1,121	(225)	—	114
Depreciation and amortization	13,189	—	1,578	2,596	655	674	656
Amortization of debt issuance costs	739	—	17	—	—	—	—

EBITDA	$25,722	$—	$3,201	$7,210	$2,236	$808	$856

The table below presents revenues by product line for the fiscal 2004, 2003 and 2002:

	2004	2003	2002

Revenues:
Closures	$162,139	$162,443	$168,850
CFT	27,575	—	—
Bottles	31,948	28,643	23,609
Equipment	12,144	14,435	12,712
Other	8,701	9,794	5,586

Total	$242,507	$215,315	$210,757

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

16. Related party transactions:

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

The Company enters into certain related party transactions throughout the course of its business. In connection with the financing transactions related to the $180,000 offering of its 8 1/4% senior notes due 2012, the Company paid fees of $5,000 to JPMorgan Securities, Inc. (Robert Egan, one of the Company’s directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1,178 to The Breckenridge Group (of which Larry Williams, one of the Company’s directors, is a principal), $368 to Tomlinson Zisko LLP and $30 to Timothy Tomlinson (one of the Company’s directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69 to Themistocles Michos (the Company’s Vice President, General Counsel and Secretary) for services rendered. The Company also repurchased a warrant from JPMorgan Partners for $10,659, resulting in the recognition of a loss totaling $1,639. In addition, the Company paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson, who resigned from the Board on February 29, 2004, was a member of the Company’s Audit Committee until February 29, 2004 and also served as a member of its Compensation Committee until October 2003.

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

17. Supplemental cash flow disclosures:

The Company paid $19,425, $12,430 and $13,072 in interest during fiscal 2004, 2003 and 2002, respectively.

The Company paid $3,166, $2,162 and $2,594 in income taxes during fiscal 2004, 2003 and 2002, respectively.

During fiscal 2002, the Company recognized $1,103 and $837, respectively, of other income and interest income on the recovery of a promissory note receivable (Note 16).

During fiscal 2002, the Company recognized other income of $475 for debt forgiveness on the dissolution of a joint venture (Note 3).

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

18. Supplemental condensed consolidated financial statements:

On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012 (the outstanding notes). The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% senior notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding 8 1/4% Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Portola Allied Tool, Inc.; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Tech Industries, Inc. The parent company was the issuer of the senior notes. In the registration statement filed in connection with the exchange offer, the Company supplied the following financial information for the above guarantor subsidiaries:

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Balance Sheet
As of August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,955	$2,708	$1,586	$—	$12,249
Accounts receivable, net	18,254	17,928	1,655	(6,614)	31,223
Inventories	6,522	10,160	1,175	—	17,857
Other current assets	3,579	2,037	694	—	6,310

Total current assets	36,310	32,833	5,110	(6,614)	67,639
Property, plant and equipment, net	38,777	35,971	3,775	—	78,523
Goodwill	5,917	13,907	—	—	19,824
Debt issuance costs	9,728	20	—	—	9,748
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,477	—	—	2,477
Investment in subsidiaries	18,772	13,514	1,069	70	33,425
Common stock of subsidiary	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,935	675	(128)	—	4,482

Total assets	$112,172	$78,085	$5,369	$(6,544)	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,617	15,355	910	(6,614)	22,268
Intercompany (receivables) payables	(65,599)	59,118	6,481	—	—
Other current liabilities	6,834	4,380	784	494	12,492

Total current liabilities	(46,148)	78,853	8,175	(6,120)	34,760
Long-term debt, less current portion	199,359	—	43	—	199,402
Other long-term obligations	2,433	4	(646)	—	1,791

Total liabilities	155,644	78,857	7,572	(6,120)	235,953

Other equity (deficit)	6,604	(242)	10	(1,475)	4,898
Accumulated equity (deficit)	(50,076)	(530)	(2,213)	1,051	(51,769)

Total shareholders’ equity (deficit)	(43,472)	(772)	(2,203)	(424)	(46,871)

Total liabilities and equity (deficit)	$112,172	$78,085	$5,369	$(6,544)	$189,082

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Balance Sheet
As of August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$496	$2,871	$925	$—	$4,292
Accounts receivable, net	15,352	13,701	945	(1,050)	28,948
Inventories	6,247	4,655	404	—	11,306
Other current assets	3,734	478	460	—	4,672

Total current assets	25,829	21,705	2,734	(1,050)	49,218
Property, plant and equipment, net	46,785	16,853	2,267	—	65,905
Goodwill	5,917	4,551	—	—	10,468
Debt issuance costs	1,548	37	—	—	1,585
Investment in subsidiaries	18,772	13,202	896	70	32,940
Common stock of subsidiary	(1,267)	(26,313)	(4,457)	—	(32,037)
Other assets	4,506	59	30	—	4,595

Total assets	$102,090	$30,094	$1,470	$(980)	$132,674

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of redeemable warrants to purchase Class A Common Stock	$9,025	$—	$—	$—	$9,025
Accounts payable	6,872	8,951	518	(1,050)	15,291
Intercompany (receivables) payables	(23,986)	21,404	2,582	—	—
Other current liabilities	10,098	3,595	752	—	14,445

Total current liabilities	2,009	33,950	3,852	(1,050)	38,761
Long-term debt, less current portion	116,612	—	34	—	116,646
Other long-term obligations	3,356	277	(442)	489	3,680

Total liabilities	121,977	34,227	3,444	(561)	159,087

Other equity (deficit)	7,231	(372)	(838)	(1,464)	4,557
Accumulated equity (deficit)	(27,118)	(3,761)	(1,136)	1,045	(30,970)

Total shareholders’ equity (deficit)	(19,887)	(4,133)	(1,974)	(419)	(26,413)

Total liabilities and equity (deficit)	$102,090	$30,094	$1,470	$(980)	$132,674

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations
For the fiscal year ended August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
Sales	$120,053	$125,331	$9,360	$(12,237)	$242,507
Cost of sales	100,467	105,215	6,463	(10,337)	201,808

Gross profit	19,586	20,116	2,897	(1,900)	40,699

Selling, general and administrative	21,191	8,251	3,352	(1,900)	30,894
Research and development	4,511	1,592	106	—	6,209
Gain on sale of assets	(1,582)	—	—	—	(1,582)
Fixed asset impairment change	1,120	—	—	—	1,120
Amortization of intangibles	960	273	—	—	1,233
Restructuring costs	3,283	465	61	—	3,809

(Loss) income from operations	(9,897)	9,535	(622)	—	(984)

Interest income	(204)	(10)	2	—	(212)
Interest expense	15,790	44	9	—	15,843
Amortization of debt issuance costs	2,526	19	—	—	2,545
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(1,434)	481	(5)	(10)	(968)
Intercompany interest (income) expense	(3,515)	3,354	161	—	—
Other (income) expense, net	(665)	172	28	4	(461)

(Loss) income before income taxes	(24,262)	5,475	(817)	6	(19,598)

Income tax (benefit) expense	(452)	2,227	(582)	—	1,193

Net (loss) income	$(23,810)	$3,248	$(235)	$6	$(20,791)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations
For the fiscal year ended August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
Sales	$133,221	$86,183	$5,851	$(9,940)	$215,315
Cost of sales	103,304	68,981	2,270	(7,778)	166,777

Gross profit	29,917	17,202	3,581	(2,162)	48,538

Selling, general and administrative	22,641	5,277	3,551	(2,162)	29,307
Research and development	4,484	245	—	—	4,729
Loss on sale of assets	30	—	—	—	30
Amortization of intangibles	899	4	207	—	1,110
Restructuring costs	398	7	—	—	405

Income (loss) from operations	1,465	11,669	(177)	—	12,957

Interest income	(83)	(31)	(6)	—	(120)
Interest expense	12,524	17	3	—	12,544
Amortization of debt issuance costs	759	18	—	—	777
Foreign currency transaction loss (gain)	—	1,107	9	(1,464)	(348)
Intercompany interest (income) expense	(744)	666	78	—	—
Other (income) expense, net	(750)	878	(349)	73	(148)

(Loss) income before income taxes	(10,241)	9,014	88	1,391	252

Income tax (benefit) expense	(1,532)	3,485	118	—	2,071

Net (loss) income	$(8,709)	$5,529	$(30)	$1,391	$(1,819)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Operations
For the fiscal year ended August 31, 2002

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
Sales	$138,016	$77,852	$5,491	$(10,602)	$210,757
Cost of sales	99,178	63,559	2,542	(8,009)	157,270

Gross profit	38,838	14,293	2,949	(2,593)	53,487

Selling, general and administrative	24,880	5,640	2,917	(2,593)	30,844
Research and development	2,845	224	—	—	3,069
Gain on sale of assets	(20)	—	—	—	(20)
Amortization of intangibles	1,346	205	—	—	1,551

Income from operations	9,787	8,224	32	—	18,043

Interest income	(1,025)	(49)	(9)	—	(1,083)
Interest expense	13,163	85	3	—	13,251
Amortization of debt issuance costs	734	22	—	—	756
Income on dissolution of joint venture	(475)	—	—	—	(475)
Income on recovery of investments	(1,103)	—			(1,103)
Foreign currency transaction loss	—	284	1	—	285
Intercompany interest (income) expense	(1,189)	1,106	83	—	—
Other (income) expense, net	(704)	621	(294)	111	(266)

Income (loss) before income taxes	386	6,155	248	(111)	6,678

Income tax expense	397	1,731	114	—	2,242

Net (loss) income	$(11)	$4,424	$134	$(111)	$4,436

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
For the fiscal year ended August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
Cash flow from operations	$(13,690)	$10,661	$2,646	$—	$(383)

Additions to property, plant and equipment	(11,359)	(12,019)	(1,855)	3,083	(22,150)
Payment for Tech Industries	(36,550)	—	—	—	(36,550)
Proceeds from the sale of property, plant and equipment	6,629	8	—	—	6,637
Other	1,907	246	(45)	(3,083)	(975)

Net cash used in investing activities	(39,373)	(11,765)	(1,900)	—	(53,038)

Borrowings under Senior Notes due 2012	180,000	—	—	—	180,000
Payments of Senior Notes due 2005	(110,000)	—	—	—	(110,000)
Payments for warrant redemption	(12,112)	—	—	—	(12,112)
Payments of debt issuance costs	(9,785)	—	—	—	(9,785)
Borrowings under revolver, net	12,788	—	—	—	12,788
Book overdraft	—	674	—	—	674
Other	(369)	—	(107)	—	(476)

Net cash provided (used in)by financing activities	60,522	674	(107)	—	61,089

Effect of exchange rate changes on cash	—	267	22	—	289

Increase (decrease) in cash	7,459	(163)	661	—	7,957

Cash and cash equivalents at beginning of year	496	2,871	925	—	4,292

Cash and cash equivalents at end of year	$7,955	$2,708	$1,586	$—	$12,249

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
For the fiscal year ended August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
Cash flow from operations	$11,138	$3,703	$(547)	$—	$14,294

Additions to property, plant and equipment	(8,963)	(2,986)	(713)	1,581	(11,081)
Other	1,159	129	792	(1,581)	499

Net cash provided by (used in) investing activities	(7,804)	(2,857)	79	—	(10,582)

Repayments under revolver, net	(3,220)	—	—	—	(3,220)
Other	(281)	(100)	(269)	—	(650)

Net cash provided by (used in) financing activities	(3,501)	(100)	(269)	—	(3,870)

Effect of exchange rate changes on cash	—	(112)	(4)	—	(116)

Increase (decrease) in cash and cash equivalents	(167)	634	(741)	—	(274)

Cash and cash equivalents at beginning of year	663	2,237	1,666	—	4,566

Cash and cash equivalents at end of year	$496	$2,871	$925	$—	$4,292

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
For the fiscal year ended August 31, 2002

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(restated)	(restated)			(restated)
Cash flow from operations	$19,713	$4,621	$(43)	$—	$24,291

Additions to property, plant and equipment	(7,188)	(3,569)	(644)	913	(10,488)
Other	(1,022)	(17)	1,513	(913)	(439)

Net cash provided by (used in) investing activities	(8,210)	(3,586)	869	—	(10,927)

Repayments under revolver, net	(11,105)	—	—	—	(11,105)
Other	(377)	(526)	(127)	—	(1,030)

Net cash (used in) financing activities	(11,482)	(526)	(127)	—	(12,135)

Effect of exchange rate changes on cash	—	21	1	—	22

Increase in cash as cash equivalents	21	530	700	—	1,251

Cash and cash equivalents at beginning of year	642	1,707	966	—	3,315

Cash and cash equivalents at end of year	$663	$2,237	$1,666	$—	$4,566

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

19. Subsequent events:

Pursuant to an Offer to Purchase dated March 5, 2004, the Company offered to purchase up to 1,319,663 shares of its common stock, representing approximately 11% of its outstanding shares of common stock, at a purchase price of $5.80 per share in cash. Stockholders as of March 5, 2004 are eligible to tender their shares of the Company’s common stock. The Company subsequently extended the offer three times, most recently on October 27, 2004, when it extended the offer through January 15, 2005. The Company has the right to amend the terms of the tender offer further. Under the terms of the indenture governing the Company’s senior notes, a self-tender is permitted any time provided it is completed prior to March 31, 2005. Under the terms of the November 24 Amendment, however, the Company was limited to purchasing a number of its shares having a maximum aggregate value of $2,500, subject to certain conditions concerning future performance. Accordingly, the number of shares that can be purchased if the self-tender is completed is substantially less than the number originally offered to be purchased.

Concurrently with the offering of $180,000 in aggregate principal amount of the Company’s 8 1/4% senior notes on January 23, 2004, the Company amended its credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into further amendments to this credit agreement on May 21, 2004 and November 24, 2004.

     Effective October 4, 2004, the Company appointed Michael T. Morefield as its Senior Vice President and Chief Financial Officer, replacing Dennis Berg, the Company’s former Chief Financial Officer.

     On April 4, 2005 the Company entered into a fifth amendment to the senior secured credit facility (the “April 4 Amendment”). The April 4 Amendment requires the Company to maintain an aggregate availability of at least $2,000 at all times. In addition, the Company must meet a quarterly senior leverage ratio of no more than 2.00 to 1.00 beginning with the period ended February 28, 2005 as set forth in the April 4 Amendment.

     On April 20, 2005, the Company’s board of directors appointed Brian W. Bauerbach, the Company’s former Chief Operating Officer, as its new President and Chief Executive Officer. Jacks Watts, the Company’s former Chief Executive Officer, continues to serve as the Company’s non-executive Chairman of the Board.

     On May 2, 2005 the Company entered into a sixth amendment to the senior secured credit facility (the “May 2 Amendment”). The May 2 Amendment reduced the quarterly fixed charge coverage ratios for each of the twelve month periods ending May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006 from those in the November 24 Amendment. The Company must maintain a quarterly fixed charge coverage ratio of 0.75 to 1.00 for measurement periods ending on or before May 31, 2005, 0.70 to 1.00 for measurement periods ending on or before August 31 or November 30, 2005 and 0.72 to 1.00 for measurement periods ending on or before February 28, 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

     Subsequent to the period covered by this report, our management and the Audit Committee of our Board of Directors determined the need to adjust our accounting for leases and depreciation of leasehold improvements in order to conform with generally accepted accounting principles, as discussed in further detail in Note 2 to the Notes to Consolidated Financial Statements. As a result of the discovery of this issue, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2004 under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2004.

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

Management’s Consideration of the Restatement

     In coming to the conclusion that our internal control over financial reporting was effective as of August 31, 2004, our management considered, among other things, the control deficiency related to our accounting for leases and depreciation of leasehold improvements , which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the Notes to Consolidated Financial Statements. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity (deficit) was not material on the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income (loss), our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

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

     M. Craig Akins has been our Vice President of U.S. Sales and Service since March 2002. Mr. Akins was the Vice President of Sales for Consolidated Coca–Cola Bottling Company from 1999 until he left in 2002 and held various sales and sales management positions during his twenty–two years with Coca–Cola.

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

     Richard D. Lohrman has been our Vice President, Engineering/R&D since July 2002. He has twenty–five years of product development experience in the packaging field. Prior to joining Portola, Mr. Lohrman was Manager of Technology for the Closure and Specialty group of Owens–Illinois from 1996 to 2002. Mr. Lohrman also held a Vice President position in R&D for Zeller Plastik, Inc., a company owned by Crown Cork and Seal and was Vice President of Manufacturing for Betts Packaging.

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

     Larry C. Williams has been one of our directors since January 1989. He co–founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.

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

     In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code has been filed as an exhibit to this Form 10–K/A. We intend to disclose any changes in or waivers from the Code by filing a Form 8–K.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes all compensation awarded to, earned by or paid for services rendered to us in all capacities during fiscal 2004, 2003 and 2002 by our Chief Executive Officer and our four other most highly compensated executive officers during fiscal 2004 (together, the “Named Officers”).

Summary compensation table

					Long-term
					compensation
					awards
					Securities
	Annual compensation			Other annual	underlying	All other
Name and principal position	Year	Salary	Bonus(1)	compensation	options(6)	compensation
Jack L. Watts(2)(3)	2004	$366,128	$100,000	$46,500	—	$50,000
Chairman of the Board and	2003	350,260	—	41,800	200,000	—
Chief Executive Officer	2002	361,770	183,750	41,800	—	152,465
James A. Taylor	2004	281,249	—	—	—	—
President and Chief Operating	2003	252,400	—	—	337,500	—
Officer	2002	262,252	168,750	—	—	—
M. Craig Akins(4)	2004	204,231	—	—	—	—
Vice President, U.S. Sales and	2003	192,308	—	—	—	—
Services	2002	88,462	—	25,000	110,000	—
Frederick K. Janz	2004	200,769	—	—	—	—
Managing Director,	2003	176,539	—	—	115,000	—
International Business Development	2002	178,462	67,500	—	—	—
Richard D. Lohrman(5)	2004	188,750	32,083	—	—	—
Vice President,	2003	161,827	19,808	—	—	—
Engineering/R&D	2002	28,558	—	30,000	75,000	—

(1)	With respect to each fiscal year, bonuses are accrued each quarter for services rendered during the quarter and are generally paid within thirty days after the quarter has ended. With respect to fiscal 2002, all bonuses related to profit sharing distributions.

(2)	With respect to each fiscal year, other annual compensation represents consulting fees with respect to Mr. Watts paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(3)	With respect to fiscal 2004, all other compensation represents forgiveness of $50,000 principal and interest on a note receivable from Mr. Watts. With respect to fiscal 2002, all other compensation represents forgiveness of $91,875 of principal and interest on the same note receivable and $60,590 of reimbursed living expenses incurred while Mr. Watts was overseeing our operations in the United Kingdom.

(4)	Mr. Akins joined us in March 2002 and received a $25,000 signing bonus, which is reflected in other annual compensation.

(5)	Mr. Lohrman joined us in July 2002 and received a $30,000 signing bonus, which is reflected in other annual compensation.

(6)	With respect to fiscal 2003, all of the underlying stock options granted were related our stock option exchange program, except for Messrs. Merritt and Janz, who received 8,200 and 27,500 shares, respectively. The shares received through the exchange program were originally issued under the 1994 Stock Option Plan.

     There were no individual grants of stock options made during fiscal 2004 to the Named Officers.

Aggregated option exercises in fiscal 2004 and fiscal year end option values

	Shares		Number of securities		Value of unexercised
	acquired		underlying unexercised		in–the–money options at
	on	Value	options at August 31, 2004		August 31, 2004(1)
Name	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Jack L. Watts	—	n/a	285,000	15,000	—	—
James A. Taylor	—	n/a	320,000	17,500	—	—
M. Craig Akins	—	n/a	49,500	60,500	—	—
Frederick K. Janz	—	n/a	125,825	19,175	—	—
Richard D. Lohrman	—	n/a	158,310	10,290	—	—

(1)	The value of an “in–the–money” option represents the difference between the estimated fair market value of the underlying common stock at August 31, 2004 of $5.80 per share, as determined by our Board of Directors, minus the exercise price of the option. As of August 31, 2004, none of the options held by the individuals listed above was “in-the-money.”

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

     For a description of transactions between us and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Item 13 of this Report on Form 10–K/A and Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this Report on Form 10–K/A.

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

     The fundamental policy of the Compensation Committee is to provide our chief executive officer (“CEO”), president and chief operating officer (“COO”) and vice presidents with competitive compensation opportunities based upon their contribution to our financial success and their personal performance. It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance as well as upon his or her own level of performance. The Committee also believes our executive compensation programs should enable us to attract and retain strong performers. These programs are designed to motivate the senior management team to achieve or exceed key objectives by making individual compensation directly dependent on our achievement of financial goals as well as attaining very high customer satisfaction survey targets, and by providing significant rewards for exceeding those goals. The Committee believes that strong financial performance and customer satisfaction, on a sustained basis, is the surest way for us to positively affect long–term stockholder return.

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

a)	Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry and internal comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In selecting comparable companies for the purposes of maintaining competitive compensation, the Compensation Committee considers many factors, including geographic location, growth rate, annual revenue and profitability, and market capitalization. The Compensation Committee also considers companies outside the industry that may compete with us in recruiting executive talent.

b)	Annual Incentive Compensation. Bonuses are earned by each executive officer primarily on the basis of our achievements of certain corporate financial performance goals established for each fiscal year, as well as reaching or exceeding pre–established customer satisfaction ratings each quarter. For fiscal 2004, the criteria for determination of payment of bonuses was based on the following factors: (i) our EBITDA performance net of capital expenditures relative to the target established by the Compensation Committee, and (ii) our meeting the targets established on the Customer Satisfaction Survey, also established by the Compensation Committee. Based upon the achievement of these targets, other than with respect to Messrs. Watts and Lohrman, bonuses were not paid to executive officers for fiscal 2004.

c)	Deferred Compensation Plan. We maintain a deferred compensation plan, pursuant to which certain members of management (including the executive officers) may elect to defer a portion of his or her annual compensation and bonus payments. The participant’s funds are invested among various funds designated by the plan administrator and currently may not be invested in our stock or other of our securities. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant’s beneficiary in a lump sum or in quarterly installments until fully distributed.

d)	Long–Term Compensation. Long–term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share (the Board established price on the grant date) over a specified period of time (up to ten years). The fixed price per share for Mr. Watts’ options is 110% of fair market value at the date of issuance, while the fixed price per share for options held by our other executive officers is 100% of fair market value at the date of issuance. Options granted generally become exercisable at the rate of 20% of the shares subject thereto one year from the grant date and as to approximately 5% of the shares subject to the option at the end of each three–month period thereafter such that the option is fully exercisable five years from the grant date, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide the maximum return to the executive officer only if the executive officer remains employed by us for the five–year vesting period, and then only if the Board established price of the underlying shares of common stock appreciates over the option term. The number of shares of common stock subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position with us, the base salary associated with that position, the average size of comparable awards made to executive officer’s in similar positions within the industry, the executive officer’s potential for increased responsibility and promotion over the option term, and the executive officer’s personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. None of our executive officers received option grants in fiscal 2004.

3.	Compensation of the Chief Executive Officer.

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

Under Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder by the Internal Revenue Service, publicly held companies may be precluded from deducting certain compensation paid to certain executive officers in excess of $1.0 million in a year. The regulations exclude from this limit performance–based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. We believe that our 1988, 1994, and 2002 Stock Option Plans qualify for the exclusions. We do not currently anticipate taking action necessary to qualify our executive annual cash bonus plans for the exclusion.

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

	Shares of Class A		Shares of Class B
	common stock		common stock
	beneficially owned(1)		beneficially owned(2)
Name of beneficial owner	Number(3)	Percent(3)	Number(3)	Percent(3)
Suez Equity Investors, L.P.(4)	2,134,992	100.0%	—	—
SEI Associates(4)	2,134,992	100.0	—	—
Robert Egan(5)	—	—	2,387,048	24.4%
J.P. Morgan Partners 23A (formerly Chase Manhattan Capital Corporation)(6)	—	—	2,387,048	24.4
Jack L. Watts(7)	—	—	3,614,446	35.9
Gary L. Barry(8)	—	—	607,965	6.2
James A. Taylor(9)	—	—	327,500	3.2
Frederick K. Janz(10)	—	—	134,113	1.4
M. Craig Akins (11)	—	—	60,500	*
Larry C. Williams(12)	—	—	86,942	*
Richard Lohrman(13)	—	—	33,750	*
Martin Imbler(14)	—	—	6,500	*
Debra Leipman-Yale(15)	—	—	—	—
All executive officers and directors as a group (12 persons)(16)	—	—	6,816,664	62.9%

*	Less than 1%

(1)	As of October 31, 2004, there were 2,134,992 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is non–voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10.0 million or there is a capital reorganization or reclassification of our capital stock. See Note 12 of Notes to Consolidated Financial Statements.

(2)	Our Class B Common Stock, Series 1 carry voting rights of one vote per share. Holders of Class B Common Stock, Series 2 have a number of votes equal to the number of shares of Class B Common Stock, Series 1 into which such holder’s shares of Class B Common Stock, Series 2 is then convertible. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of our assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into that number of shares of Class B Common Stock, Series 1 that results from dividing the Conversion Price (as defined in our certificate of incorporation) by $1.75 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which Portola is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of October 31, 2004, there were 9,772,761 shares of Class B Common Stock issued and outstanding, consisting of 8,602,366 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. See Note 12 of Notes to Consolidated Financial Statements.

(3)	In accordance with the rules of the SEC, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 31, 2004 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Represents 2,028,242 shares held by Suez Equity Investors, L.P. and 106,750 shares held by SEI Associates, an affiliate of Suez Equity Investors, L.P. The address of both Suez Equity Investors, L.P. and SEI associates is 712 5th Avenue, 24th Floor, New York, New York 10019.

(5)	Mr. Egan is a principal of JPMorgan Partners (formerly Chase Capital Partners), an affiliate of JPMorgan Partners 23A (formerly Chase Manhattan Capital Corporation). Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by JPMorgan Partners 23A and affiliates (of which 149,047 shares are held by Archery Partners and 99,800 shares held by Baseball Partners) and 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2004, and (ii) 9,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2004. Also includes 726,095 shares of Class B Common Stock, Series 2 held of record by JPMorgan Partners 23A, 39,620 shares of Class B Common Stock, Series 2 held of record by Archery Partners and 50,000 shares of Class B Common Stock, Series 2 held of record by Baseball Partners, both affiliates of JPMorgan Partners 23A. Mr. Egan disclaims beneficial ownership of the 1,569,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners 23A and affiliates, and the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners 23A and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 10,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2004 and (b) 9,000 shares subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2004. With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JPMorgan Partners 23A. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	Includes 290,000 shares subject to options that are exercisable within 60 days of October 31, 2004. Also includes 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 10,000 shares held of record by the Watts Family Foundation, of which Mr. Watts is the President and a Trustee. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 898A Faulstich Court, San Jose, California 95112.

(8)	Mr. Barry’s address is 885 Portola Road, Portola Valley, California 94028.

(9)	Composed entirely of shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Taylor’s address is 898A Faulstich Court, San Jose, California 95112.

(10)	Includes 131,275 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Janz’s address is 322 Bunker Hollow Road, Doylestown, Pennsylvania 18901

(11)	Includes 60,500 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Akins’ address is 898A Faulstich Court, San Jose, California 95112.

(12)	Includes 35,000 shares subject to options that are exercisable within 60 days of October 31, 2004. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(13)	Includes 33,750 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Lohrman’s address is 951 Douglas Road, Batavia, IL 60510.

(14)	Includes 6,500 shares subject to options that are exercisable within 60 days of October 31, 2004. Mr. Imbler’s address is 5901 Lincoln Avenue, Evansville, IN 47715.

(15)	Ms. Leipman-Yale’s address is 18 Fawn Lane, Armonk, NY 10504.

(16)	Includes the shares shown in footnotes 5, 7, and 9 through 15. Includes 1,064,390 shares subject to options that are exercisable within 60 days of October 31, 2004.

Equity compensation plan Information

Year Ended August 31, 2004
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance Under Equity
	Exercise of	Outstanding Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights(a)	Rights(b)	Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	2,015,929	$3.91	6,176,424

(1)	All such plans involve only our Class B, Series 1 Common Stock.

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

Transactions with entities affiliated with officers and directors

     In connection with the financing transactions related to the $180.0 million offering of our 8 1/4% senior notes due 2012, we paid fees of $5,000,000 to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1,178,000 to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $368,000 to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (one of our directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69,000 to Themistocles Michos (our Vice President, General Counsel and Secretary) for services rendered. We also repurchased a warrant from JPMorgan Partners for $10,659,000, resulting in the recognition of a loss totaling $1,639,000.

     From time to time, we use the services of the law firm of Tomlinson Zisko LLP, of which Timothy Tomlinson is a general partner. For legal services rendered during fiscal 2004, we incurred an aggregate of fees and expenses of $638,000 to Tomlinson Zisko, which includes the $368,000 paid in connection with the $180.0 million offering of our 8 1/4% senior notes due 2012 discussed above.

     On March 1, 2003, we entered into a consulting agreement with The Breckenridge Group, Inc, of which Larry Williams is a principal, for certain investment advisory and banking services. Pursuant to such agreement, as discussed above, we paid to The Breckenridge Group $1,178,000 during fiscal 2004 in connection with the financing transactions related to the $180.0 million offering of our 8 1/4% senior notes due 2012 discussed above. Mr. Williams was a member of our Audit Committee until August 31, 2004 and was also a member of our Compensation Committee until October 2003.

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

     On July 1, 1999, we entered into an agreement with Sand Hill Systems, Inc. (“SHS”), then a wholly–owned unrestricted subsidiary, to provide a total of $3.5 million in support services to SHS. The agreement terminated on September 30, 1999, when the services provided under the agreement reached an aggregate value of $3.5 million, including approximately $1.5 million in a mark–up of the cost of the services rendered. In consideration for those services, we received a promissory note in the principal amount of $3.5 million from SHS, bearing interest at a rate equal to the base rate charged under our senior revolving credit facility less one–half of one percent. In September 1999, Portola IV LLC, a limited liability company (“LLC”), acquired an ownership interest in SHS in exchange for assuming the obligations of SHS under the note. Certain of the members of the LLC (the “Members”) were at the same time our officers or directors, including Jack L. Watts, Laurie D. Bassin, Timothy Tomlinson and Larry Williams. The LLC secured payment of the note by pledging 500,000 shares of our Class B Common Stock that had been contributed to the LLC by the Members to capitalize the LLC (the “Portola Shares”). The note provided that all outstanding principal and interest amounts due thereunder were payable in full on the earlier date of July 1, 2003 or the occurrence of one of certain events, including the sale of all or substantially all of the assets of SHS. At May 31, 2002, we (and a wholly owned consolidated subsidiary) had a combined 6% equity ownership in SHS, which we accounted for under the cost method. Effective June 1, 2002, the assets of SHS were sold, effectively liquidating SHS, with no assets available for distribution to the stockholders of SHS. On August 22, 2002, the LLC transferred the Portola Shares to us in lieu of foreclosure and in payment of all amounts due under the note. See Note 16 of Notes to Consolidated Financial Statements.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our annual report on Form 10-K, and Amendments No. 1 and No. 2 to our annual report on Form 10-K/A, the reviews of our financial statements included in our quarterly reports on Form 10-Q, services provided related to our 144A bond offering and related required regulatory filings were approximately $729,000 and $283,000 for the years ended August 31, 2004 and 2003, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) The following financial statements of Portola Packaging, Inc. and the Report of Independent Registered Public Accounting Firm are filed herewith:

     (a)(2) Financial Statement Schedules. The following financial statement schedule is filed herewith and should be read in conjunction with the consolidated financial statements:

Page in
Form 10–K/A
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	101
Schedule II—Valuation and Qualifying Accounts	102

     All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

     (a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10–K/A:

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

Exhibit
Number	Exhibit Title
10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)*

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

Exhibit
Number	Exhibit Title
10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield (31)

10.29	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among Portola Packaging, Inc. and General Electric Capital Corporation (32)

10.30	Option to Renew (33)

10.31	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and Portola Packaging, Inc. (34)

10.32	Lease between Cabot Industrial Properties, L.P., Landlord, and Portola Packaging, Inc., Tenant (35)

14.01	Corporate Code of Ethics (36)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (30)

31.01	Certification of Brian Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.01	Certification of Brian Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to signature page included in the Registrant’s Report on Form 10–K, as filed with the Securities and Exchange Commission on November 29, 2004.

(31)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(36)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC.,
a Delaware corporation

/s/ Michael T. Morefield

Michael T. Morefield
May 5, 2005	By:	Senior Vice President and Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     We have not sent to our security holders either (1) an annual report covering fiscal 2004 or (2) any proxy materials with respect to an annual or special meeting of our security holders. To the extent that we send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10–K/A, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Portola Packaging, Inc. and Subsidiaries:

     Our audits of the consolidated financial statements referred to in our report dated November 3, 2004, except for the fifth paragraph of Note 9 and the second paragraph of Note 19 as to which the date is November 24, 2004 and Note 2, as to which the date is April 19, 2005 and the fourth, fifth and sixth paragraphs of Note 19, as to which the date is May 2, 2005 appearing on page 41 of this Amendment No. 2 on Form 10–K/A also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Amendment No. 2 on Form 10–K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

November 3, 2004, except for the fifth paragraph of Note 9 and the second paragraph of Note 19 as to which the date is November 24, 2004 and Note 2, as to which the date is April 19, 2005 and the fourth, fifth and sixth paragraphs of Note 19, as to which the date is May 2, 2005.

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Additions/			Ending
Doubtful Accounts	Balance	Expenses	Other(1)	Deductions(2)	Balance
August 31, 2004	1,244	159	223	422	1,204
August 31, 2003	1,151	460	(263)	104	1,244
August 31, 2002	1,160	567	(119)	457	1,151

Allowance for Investment
In/Advances to	Beginning	Additions/			Ending
Unconsolidated Affiliates	Balance	Expenses	Other	Deductions	Balance
August 31, 2004	—	—	—	—	—
August 31, 2003	120	—	—	120	—
August 31, 2002	3,000	—	—	2,880	120

Allowance for Obsolete	Beginning	Additions/			Ending
Inventory	Balance	Expenses	Other	Deductions(3)	Balance
August 31, 2004	253	1,033	—	391	895
August 31, 2003	311	665	—	723	253
August 31, 2002	355	464	45	553	311

Deferred Tax	Beginning	Additions/			Ending
Valuation Allowance	Balance	Expenses	Other	Deductions	Balance
August 31, 2004	3,989	12,329	—	—	16,318
August 31, 2003	1,058	2,931	—	—	3,989
August 31, 2002	981	77	—	—	1,058

(1)	Recoveries

(2)	Write–off of bad debts

(3)	Disposal of obsolete inventory

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

Exhibit
Number	Exhibit Title
10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)*

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield (31)

10.29	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among Portola Packaging, Inc. and General Electric Capital Corporation (32)

10.30	Option to Renew (33)

10.31	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and Portola Packaging, Inc. (34)

10.32	Lease between Cabot Industrial Properties, L.P., Landlord, and Portola Packaging, Inc., Tenant (35)

14.01	Corporate Code of Ethics (36)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

Exhibit
Number	Exhibit Title
24.01	Power of Attorney(30)

31.01	Certification of Brian W. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.01	Certification of Brian W. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or compensating plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to signature page included in the Registrant’s Report on Form 10–K, as filed with the Securities and Exchange Commission on November 29, 2004.

(31)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.32 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(36)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.