Form 10-Q/A
period 2004-11-30
PORTOLA PACKAGING INC
filed 2005-05-05
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___NO X .

11,907,753 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non-voting Class A Common Stock and 9,772,761 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at December 31, 2004.

Explanatory Note

This Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended November 30, 2004 that we filed on January 10, 2005. We have filed this Amendment No. 1 to adjust our accounting for leases and depreciation of leasehold improvements. Accordingly, we have restated our Consolidated Balance Sheet at November 30, 2004 and August 31, 2004 and the Consolidated Statement of Operations for the three months ended November 30, 2004 and 2003.

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

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as discussed above.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

Trademark acknowledgments:

     Cap Snap®, Portola Packaging®, Tech Industries, Inc., Portola Tech International and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10-Q/A.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
___________

	November 30,	August 31,
	2004	2004
ASSETS	(restated)	(restated)
Current assets:
Cash and cash equivalents	$7,178	$12,249
Accounts receivable, net	31,296	31,223
Inventories	19,657	17,857
Other current assets	4,527	4,737
Deferred income taxes	1,567	1,573

Total current assets	64,225	67,639

Property, plant and equipment, net	79,185	78,523
Goodwill	20,203	19,824
Debt issuance costs, net	9,441	9,748
Trademarks	5,000	5,000
Customer relationships, net	2,444	2,477
Patents, net	1,901	2,005
Covenants not-to-compete and other intangible assets, net	1,080	1,192
Other assets, net	2,729	2,674

Total assets	$186,208	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$52	$82
Accounts payable	20,540	22,268
Book overdraft	—	674
Accrued liabilities	6,360	6,887
Accrued compensation	4,548	3,611
Accrued interest	4,950	1,238

Total current liabilities	36,450	34,760
Long-term debt, less current portion	195,526	199,402
Deferred income taxes	1,332	1,318
Other long-term obligations	488	473

Total liabilities	233,796	235,953

Commitments and contingencies (Note 11)

Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,603 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,593	6,593
Accumulated other comprehensive loss	(735)	(1,706)
Accumulated deficit	(53,457)	(51,769)

Total shareholders’ equity (deficit)	(47,588)	(46,871)

Total liabilities and shareholders’ equity (deficit)	$186,208	$189,082

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three
	Months Ended
	11/30/04	11/30/03
	(restated)	(restated)
Sales	$62,803	$59,838
Cost of sales	53,341	47,981

Gross profit	9,462	11,857

Selling, general and administrative	6,369	7,741
Research and development	1,087	1,396
Gain from sale of property, plant and equipment	—	(3)
Amortization of intangibles	265	295
Restructuring costs	144	343

	7,865	9,772

Income from operations	1,597	2,085

Other (income) expense:
Interest income	(15)	(60)
Interest expense	4,090	3,405
Amortization of debt financing costs	408	430
Foreign currency transaction gain	(2,004)	(1,335)
Other (income) expense, net	(136)	(136)

	2,343	2,304

Loss before income taxes	(746)	(219)
Income tax expense	935	791

Net loss	(1,681)	(1,010)
Other comprehensive income	973	260

Comprehensive loss	$(708)	$(750)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data and percentages)

1. Basis of Presentation and Accounting Policies:

     The accompanying unaudited consolidated financial statements included herein have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission on May 5, 2005 (the “Form 10-K/A”). The August 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three-month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2005.

     As of November 30, 2004, the Company had several stock-based compensation plans, which are described in Note 12 of notes to the Company’s audited consolidated financial statements contained in the Form 10-K/A. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the three-month periods ended November 30, 2004 and November 30, 2003 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three
	Months Ended
	11/30/04	11/30/03
	(restated)	(restated)
Net loss as reported	$(1,681)	$(1,010)
(Add) deduct total compensation cost deferred under fair value based method for all awards, net of tax	(29)	24

Net loss — pro forma	$(1,652)	$(1,034)

     These results are not necessarily representative of the effects on reported net (loss) income for future years.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

2. Restatement:

     On April 4, 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors determined the need to adjust its accounting for leases and depreciation of leasehold improvements in order to conform with generally accepted accounting principles. Accordingly, the Company restated its Consolidated Balance Sheet at November 30, 2004 and August 31, 2004 and the Consolidated Statement of Operations for the three months ended November 30, 2004 and 2003.

     The Company leases certain of its manufacturing and office facilities under operating lease agreements with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or percentage tied to an economic index. Historically, when accounting for these leases, the Company’s policy was to record as rent expense the amount due for that time period according to the scheduled payments. Consequently, such escalation amounts were not included in minimum lease payments at the inception of the lease. The Company has restated its financial statements to include escalation amounts and recognize the rent expense on a straight-line basis over the lease term. In addition, the Company will restate its financial statements to amortize all leasehold improvements over the shorter of the economic life or term of the lease, as defined in Statement of Accounting Standards No. 13, “Accounting for Leases.”

     The effects of our restatement on the above mentioned previously reported financial statements are summarized as follows.

     The following tables reflect the effects of the restatement on the Consolidated Balance Sheets:

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

The following tables reflect the effects of the restatement on the Consolidated Statement of Operations:

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

3. Recent Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46—e, which allows public entities, that meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the Company’s first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

date to the first interim period ending December 15, 2004. Management has analyzed the impact of FIN 46 as it relates to the Company’s joint venture and has determined that the joint ventures’ financial statements does not need to be consolidated with the Company’s consolidated financial statements.

4. Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

5. Other Comprehensive Income:

     Other comprehensive income consisted of cumulative foreign currency translation adjustments of $973, net of tax of $481, and $260, net of tax of $128, for the three-month periods ended November 30, 2004 and November 30, 2003, respectively.

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

     The table below presents information about reported segments for the three-month periods ended November 30, 2004 and November 30, 2003, respectively:

	For the Three
	Months Ended
	11/30/04	11/30/03
Revenues:
United States — Closures and Corporate	$24,321	$27,389
United States — CFT	7,467	7,350
Canada	11,442	8,274
United Kingdom	11,162	9,017
Mexico	4,054	3,801
China	1,734	1,058
Other	2,623	2,949

Total consolidated	$62,803	$59,838

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     Inter-segment revenues totaling $3,080 and $3,088 have been eliminated from the segment totals presented above for the three-month periods ended November 30, 2004 and November 30, 2003, respectively.

     The tables below present a reconciliation of net (loss) income to total EBITDA for the three-month periods ended November 30, 2004 and November 30, 2003, respectively:

For the Three	United States —
Months Ended	Closures &
November 30, 2004	Corporate	United States - CFT	Canada	United Kingdom	Mexico	China	Other

(restated)
Net (loss) income	$(2,751)	$(332)	$1,296	$734	$126	$(50)	$(704)
Add:
Interest expense.	3,060	627	40	198	85	21	59
Tax expense	218	—	376	341	—	—	—
Depreciation and amortization	1,966	392	357	763	192	105	105
Amortization of debt financing costs	403	—	5	—	—	—	—

EBITDA	$2,896	$687	$2,074	$2,036	$403	$76	$(540)

For the Three	United States —
Months Ended	Closures &
November 30, 2003	Corporate	United States - CFT	Canada	United Kingdom	Mexico	China	Other

(restated)
Net (loss) income	$(3,661)	$187	$680	$1,776	$(174)	$117	$65
Add:
Interest expense.	2,626	489	50	193	33	9	5
Tax expense	295	—	321	75	100	—	—
Depreciation and amortization	2,707	305	320	615	173	71	88
Amortization of debt financing costs	425	—	5	—	—	—	—

EBITDA	$2,392	$981	$1,376	$2,659	$132	$197	$158

     No customer accounted for more than 10% of sales for the three-month periods ended November 30, 2004 and 2003, respectively.

7. Restructuring:

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     During the first quarter of fiscal 2004, the Company incurred restructuring charges of $343 for employee severance costs related to the closing of its Sumter, South Carolina plant.

8. Inventories:

     As of November 30, 2004 and August 31, 2004, inventories consisted of the following:

	November 30,	August 31,
	2004	2004
Raw materials	$10,896	$9,439
Work in process	753	773
Finished goods	8,008	7,645
	$19,657	$17,857

9. Goodwill and Intangible Assets:

     As of November 30, 2004 and August 31, 2004, goodwill and accumulated amortization by segment category (see Note 6) consisted of the following:

	November 30, 2004		August 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States — Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,163	—	9,163	—
Canada	5,231	(1,461)	4,706	(1,315)
Mexico	3,801	(2,534)	3,801	(2,534)
Other	449	(364)	449	(364)
Total consolidated	$31,229	$(11,026)	$30,704	$(10,880)

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

     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	November 30, 2004		August 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,658	$(7,757)	$9,658	$(7,653)
Debt issuance costs	11,589	(2,148)	11,793	(2,045)
Customer relationships	2,600	(156)	2,600	(123)
Covenants not-to-compete	829	(446)	829	(405)
Technology	550	(246)	550	(226)
Trademarks	—	—	360	(360)
Other	714	(321)	709	(265)

Total amortizable intangible assets	$25,940	$(11,074)	$26,499	$(11,077)

Non-amortizable intangible assets:

Trademarks	5,000	—	5,000	—

Total intangible assets	$30,940	$(11,074)	$31,499	$(11,077)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for three-month periods ended November 30, 2004 and November 30, 2003 was $673 and $725, respectively. Amortization expense is estimated to be $2,601 in fiscal 2005, $2,368 in fiscal 2006, $2,033 in fiscal 2007, $1,933 in fiscal 2008, $1,492 in fiscal 2009 and $4,439 in the remaining years thereafter.

10. Debt:

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

$195,578

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

11. Commitments and Contingencies:

Legal:

     The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to the Company’s five—gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. Fact discovery has been completed, and discovery pertaining to the parties’ experts is at an early stage. The Court has completed the first phase of claim construction. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in the Company sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Balance Sheet

November 30, 2004

(restated)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,192	$3,148	$1,838	$—	$7,178
Accounts receivable, net	12,618	17,179	3,251	(1,752)	31,296
Inventories	6,193	11,477	1,987	—	19,657
Other current assets	3,142	2,107	845	—	6,094

Total current assets	24,145	33,911	7,921	(1,752)	64,225
Property, plant and equipment, net	38,496	36,655	4,034	—	79,185
Goodwill	5,917	14,286	—	—	20,203
Debt issuance costs	9,425	16	—	—	9,441
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,444	—	—	2,444
Investment in subsidiaries	18,772	13,593	626	70	33,061
Common stock of subsidiaries	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,944	695	46	—	4,685

Total assets	$99,432	$80,288	$8,170	$(1,682)	$186,208

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,858	$14,029	$3,405	$(1,752)	$20,540
Intercompany (receivable) payable	(67,454)	59,599	7,855	—	—
Other current liabilities	10,609	4,405	405	491	15,910

Total current liabilities	(51,987)	78,033	11,665	(1,261)	36,450
Long-term debt, less current portion	195,448	—	78	—	195,526
Other long-term obligations	2,445	20	(645)	—	1,820

Total liabilities	145,906	78,053	11,098	(1,261)	233,796

Other equity (deficit)	7,467	922	(1,045)	(1,475)	5,869
Accumulated equity (deficit)	(53,941)	1,313	(1,883)	1,054	(53,457)

Total shareholders’ equity (deficit)	(46,474)	2,235	(2,928)	(421)	(47,588)

Total liabilities and equity (deficit)	$99,432	$80,288	$8,170	$(1,682)	$186,208

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Balance Sheet
August 31, 2004
(restated)

			Combined
		Combined Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,955	$2,708	$1,586	$—	$12,249
Accounts receivable, net	18,254	17,928	1,655	(6,614)	31,223
Inventories	6,522	10,160	1,175	—	17,857
Other current assets	3,579	2,037	694	—	6,310

Total current assets	36,310	32,833	5,110	(6,614)	67,639
Property, plant and equipment, net	38,777	35,971	3,775	—	78,523
Goodwill	5,917	13,907	—	—	19,824
Debt issuance costs	9,728	20	—	—	9,748
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,477	—	—	2,477
Investment in subsidiaries	18,772	13,514	1,069	70	33,425
Common stock of subsidiaries	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,935	675	(128)	—	4,482

Total assets	$112,172	$78,085	$5,369	$(6,544)	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	12,617	15,355	910	(6,614)	22,268
Intercompany (receivable) payable	(65,599)	59,118	6,481	—	—
Other current liabilities	6,834	4,380	784	494	12,492

Total current liabilities	(46,148)	78,853	8,175	(6,120)	34,760
Long-term debt, less current portion	199,359	—	43	—	199,402
Other long-term obligations	2,433	4	(646)	—	1,791

Total liabilities	155,644	78,857	7,572	(6,120)	235,953

Other equity (deficit)	6,604	(242)	10	(1,474)	4,898
Accumulated equity (deficit)	(50,076)	(530)	(2,213)	1,050	(51,769)

Total shareholders’ equity (deficit)	(43,472)	(772)	(2,203)	(424)	(46,871)

Total liabilities and equity (deficit)	$112,172	$78,085	$5,369	$(6,544)	$189,082

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2004
(restated)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$27,555	$34,125	$4,203	$(3,080)	$62,803
Cost of sales	22,899	29,429	3,717	(2,704)	53,341

Gross profit	4,656	4,696	486	(376)	9,462

Selling, general and administrative.	3,845	1,937	963	(376)	6,369
Research and development	684	386	17	—	1,087
Amortization of intangibles	180	85	—	—	265
Restructuring costs	122	12	10	—	144

(Loss) income from operations	(175)	2,276	(504)	—	1,597

Interest income	(13)	(2)	—	—	(15)
Interest expense	4,056	13	21	—	4,090
Amortization of debt financing costs	403	5	—	—	408
Foreign currency transaction (gain) loss	(929)	(1,076)	1	—	(2,004)
Intercompany interest (income) expense	(997)	938	59	—	—
Other (income) expense, net	12	(146)	1	(3)	(136)

(Loss) income before income taxes.	(2,707)	2,544	(586)	3	(746)

Income tax expense	218	717	—	—	935

Net (loss) income	$(2,925)	$1,827	$(586)	$3	$(1,681)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2003
(restated)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$31,107	$29,871	$1,948	$(3,088)	$59,838
Cost of sales	24,233	25,087	1,186	(2,525)	47,981

Gross profit	6,874	4,784	762	(563)	11,857

Selling, general and administrative	5,622	1,886	796	(563)	7,741
Research and development	1,053	324	19	—	1,396
Gain from sale of property, plant and equipment	(3)	—	—	—	(3)
Amortization of intangibles	237	58	—	—	295
Restructuring costs	343	—	—	—	343

(Loss) income from operations	(378)	2,516	(53)	—	2,085

Interest income	(62)	(2)	4	—	(60)
Interest expense	3,397	7	1	—	3,405
Amortization of debt financing costs	425	5	—	—	430
Foreign currency transaction gain	—	(1,335)	—	—	(1,335)
Intercompany interest (income) expense	(771)	757	14	—	—
Other (income) expense, net	3	(26)	(129)	16	(136)

(Loss) income before income taxes	(3,370)	3,110	57	(16)	(219)

Income tax expense	295	496	—	—	791

Net (loss) income	$(3,665)	$2,614	$57	$(16)	$(1,010)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Consolidated Statements of Cash Flows
For the Three-Month Period Ended
November 30, 2004

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) from operations	$(269)	$1,070	$380	$—	$1,181

Additions to property, plant and equipment	(1,614)	(799)	(246)	63	(2,596)
Other	146	(31)	—	(63)	52

Net cash used in investing activities	(1,468)	(830)	(246)	—	(2,544)

Borrowings under revolver	7,690	—	—	—	7,690
Repayments under revolver	(11,600)	—	—	—	(11,600)
Other	(116)	—	—	—	(116)

Net cash used in financing activities	(4,026)	—	—	—	(4,026)

Effect of exchange rate changes on cash	—	200	118	—	318

(Decrease) increase in cash	(5,763)	440	252	—	(5,071)

Cash and cash equivalents at beginning of period	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of period	$2,192	$3,148	$1,838	$—	$7,178

Supplemental Consolidated Statements of Cash Flows
For the Three-Month Period Ended
November 30, 2003

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$5,451	$1,005	$137	$—	$6,593

Additions to property, plant and equipment	(4,009)	(1,462)	(83)	133	(5,421)
Payment for Portola Tech International	(35,894)	—	—	—	(35,894)
Other	(708)	52	—	(133)	(789)

Net cash used in investing activities	(40,611)	(1,410)	(83)	—	(42,104)

Borrowings under revolver	42,329	—	—	—	42,329
Repayments under revolver	(6,675)	—	—	—	(6,675)
Other	(755)	—	(12)	—	(767)

Net cash provided by (used in) financing activities	34,899	—	(12)	—	34,887

Effect of exchange rate changes on cash	—	116	7	—	123

(Decrease) increase in cash	(261)	(289)	49	—	(501)

Cash and cash equivalents at beginning of period	496	2,871	925	—	4,292

Cash and cash equivalents at end of period	$235	$2,582	$974	$—	$3,791

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

13. Related Party Transactions:

     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,900 and $2,100 for the three-month periods ended November 30, 2004 and 2003, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. The Company also paid $3 base salary and incurred $61 for legal services rendered by the Company’s Vice President, General Counsel for the three-month period ended November 30, 2004. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 16 of Notes to Consolidated Financial Statements of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended August 31, 2004.

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

     This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the period ended November 30, 2004 that we filed on January 10, 2005. We have filed this Amendment No. 1 to adjust our accounting for leases and depreciation of leasehold improvements. Accordingly, we have restated our Consolidated Balance Sheet at November 30, 2004 and August 31, 2004 and the Consolidated Statement of Operations for the three months ended November 30, 2004 and 2003.

     As discussed in Note 2 to the unaudited consolidated financial statements, we lease certain of our manufacturing and office facilities under operating lease agreements with various terms. Most of these agreements require us to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or percentage tied to an economic index. Historically, when accounting for these leases, our policy was to record as rent expense the amount due for that time period according to the scheduled payments. Consequently, such escalation amounts were not included in minimum lease payments at the inception of the lease. We have restated our financial statements to include escalation amounts and recognize the rent expense on a straight-line basis over the lease term. In addition, we have restated our financial statements to amortize all leasehold improvements over the shorter of the economic life or term of the lease, as defined in Statement of Accounting Standards No. 13, “Accounting for Leases.”

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

     Gross Profit. Gross profit decreased $2.4 million to $9.5 million for the first quarter of fiscal 2005 compared to $11.9 million for the first quarter of fiscal 2004. Most of the gross margin decrease was due to two main reasons. First, price reductions in the U.S. and U.K. markets to meet competitive activity occurred in fiscal 2004 that adversely affected first quarter fiscal 2005 results and second, resin prices increased 25%. The price increases could not be immediately passed through to our customers under applicable sales contracts. Cost reductions of approximately $0.9 million were recognized during the fiscal 2005 first quarter as a result of the restructuring that occurred in fiscal 2004. As a percentage of sales, gross profit decreased from 19.9% for the first quarter of fiscal 2004 to 15.1% for the same quarter of fiscal 2005.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 16.9%, to $6.4 million for the three months ended November 30, 2004, as compared to $7.7 million for the same period in fiscal 2004. The decrease in expenses was primarily a result of various cost improvement programs that were implemented in late 2004 including a reduction in manpower levels. Selling, general and administrative expenses decreased as a percentage of sales from 12.9% for the three months ended November 30, 2003 to 10.2% for the three months ended November 30, 2004.

     Research and Development Expenses. Research and development expenses decreased $0.3 million, or 21.4%, to $1.1 million for the three months ended November 30, 2004, as compared to $1.4 million for the three months ended November 30, 2003. The decrease in expenses was primarily due to the staff reductions. Research and development expenses decreased as a percentage of sales from 2.3% in the three months ended November 30, 2003 to 1.8% in the three months ended November 30, 2004.

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

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations decreased $0.5 million to $1.6 million for the first quarter of fiscal 2005 as compared to $2.1 million for the first quarter of fiscal 2004. Income from operations decreased as a percentage of sales to 2.5% in the first quarter of fiscal 2005 as compared to 3.5% in the same period of fiscal 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.

     Interest expense increased $0.7 million to $4.1 million for the three-month period ended November 30, 2004, as compared to $3.4 million for the three-month period ended November 30, 2003. The increase in interest expense was due to the issuance in January 2004 of $180.0 million in aggregate principal amount of 8 1/4% senior notes due 2012. The interest expense is $0.8 million higher per quarter than it was for our $110.0 million in aggregate principal amount of 10 3/4% senior notes due 2005, which were redeemed with a portion of the net proceeds of the offering of the 8 1/4% senior notes due to the increase in the aggregate principal amount of outstanding senior notes from $110.0 million to $180.0 million, which is partially offset by the decrease in the interest rates from 10 3/4% to 8 1/4%. See Note 10 of Notes to Unaudited Consolidated Financial Statement for the details of the utilization of the $180.0 million proceeds.

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

     Net Loss. Net loss was $1.7 million in the first quarter of fiscal 2005 as compared to a net loss of $1.0 million in the first quarter of fiscal 2004.

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

     On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of 8 1/4% senior notes due February 1, 2012. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004, and the first interest payment was made on August 1, 2004. The indenture under which the senior notes were issued contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business, (x) make restricted payments, and (xi) declare or pay dividends.

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

Off-Balance Sheet Arrangements

     We own a 50% interest in Capsnap Europe Packaging GmbH (“CSE”). CSE is an unconsolidated, 50% owned Austrian joint venture company that sells five-gallon closures and bottles that are produced by Portola Packaging Limited (UK). CSE has a 50% ownership interest in Watertek, a joint venture Turkish company, which produces and sells five-gallon water bottles and closures for the European and Middle Eastern market places. Watertek is the owner of a 50% interest in a Greek company, Cap Snap Hellas, that is selling our products in Greece. In 2003, CSE acquired all of the stock of Semopac, a French producer of five gallon polycarbonate bottles, for a note having a principal amount of approximately $3.0 million and a three-year term. Our portion of the results of these joint venture operations is reflected in other (income) expense, net. See “Contractual Obligations” and Note 11 of the Notes to unaudited consolidated financial statements.

Contractual Obligations

     The following sets forth our contractual obligations as of November 30, 2004:

	Payments Due by Period
		Less than		3 - 5
	Total	1 Year	1 - 3 Years	Years	After 5 Years
Contractual Obligations:	(dollars in thousands)

Long-Term Debt, including current portion:

Senior Notes (1)	$291,375	$14,850	$29,700	$29,700	$217,125

Revolver (2)	17,309	449	898	15,962	—

Capital Lease Obligations (3)	139	82	57	—	—

Operating Lease Obligations (4)	34,387	4,718	6,316	5,642	17,711

Guarantees (5)	$1,634	$—	$464	$—	$1,170

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of senior notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced August 1, 2004. The indenture governing the senior notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% senior notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004. The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. In addition, we must meet a quarterly fixed charge ratio. The required fixed charge coverage ratio as revised in the November 24 Amendment was 0.89 to 1.0 for the measurement period ended on November 30, 2004. For the first quarter of fiscal year 2005, we were in compliance with the fixed charge coverage ratio. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on at our election, either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2005 is estimated to be $4.7 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.4 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK) We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.5 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of November 30, 2004.

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

Related Party Transactions

     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.9 million and $2.1 million for the three-month periods ended November 30, 2004 and 2003, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. The related party transactions are disclosed on the face of the unaudited consolidated financial statements included in this Form 10-Q/A. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 16 of Notes to Consolidated Financial Statements of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended August 31, 2004..

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective January 31, 2003 for newly created and existing variable interest entities. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, that meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the Company’s first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to the first interim period ending December 15, 2004. Management has analyzed the impact of FIN 46 as it relates to the Company’s joint venture and has determined that the joint ventures’ financial statements does not need to be consolidated with the Company’s consolidated financial statements.

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

     As of November 30, 2004, our total indebtedness was approximately $195.6 million. $180.0 million of this amount represented the aggregate principal amount of our 8 1/4% senior notes due 2012, $15.4 million represented funds drawn down under our senior secured credit facility and $0.2 million was principally composed of capital leases. Moreover, as of November 30, 2004, we had a total shareholders’ deficit of $47.6 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our senior notes. Among other things, our indebtedness may:

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

     Our 8 1/4% senior notes are not secured by any of our assets. The indenture governing the senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the senior notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of senior notes and other claims on us with respect to any of our other assets. In either event, because the senior notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the senior notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the senior notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview” of Amendment No. 2 to our Form 10-K/A for the fiscal year ended August 31, 2004 for additional information regarding our restricted and unrestricted subsidiaries.

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

     Jack L. Watts (the Chairman of our Board of Directors and our Chief Executive Officer), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8 1/4% senior notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. However, for most of fiscal 2004 there was only one independent director (as defined under the federal securities laws) on our Board of Directors. Our Board of Directors, Audit Committee and Compensation Committee have not met the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 16 of the Notes to Consolidated Financial Statements of Amendment No. 2 to our Form 10-K/A for the fiscal year ended August 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which was disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

Interest Rate Sensitivity

     We are exposed to market risk from changes in interest rates on long—term debt obligations and we manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month—end exchange rates. Income and expense items are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three-month period ended November 30, 2004, we incurred a gain of $2.0 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and ensuring that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

     Subsequent to the period covered by this report, on April 4, 2005 our management and the Audit Committee of our Board of Directors determined the need to adjust our accounting for leases and depreciation of leasehold improvements in order to conform with generally accepted accounting principles, as discussed in further detail in Note 2 to the Notes to Unaudited Consolidated Financial Statements. As a result of the discovery of this issue, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004 under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2004.

Changes in internal control over financial reporting

     During the quarter ended November 30, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on effectiveness of controls and procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Portola have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision—making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Consideration of the Restatement

     Subsequent to the period covered by this report, in coming to the conclusion that our internal control over financial reporting was effective as of November 30, 2004, our management considered, among other things, the control deficiency related to our accounting for leases and depreciation of leasehold improvements , which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the accompanying unaudited consolidated financial statements included in this Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity (deficit) was not material on the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income (loss), our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

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

ITEM 6.  EXHIBITS

Exhibits

31.01	Certification of Brian W. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian W. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)

Date: May 5, 2005	/s/ Michael T. Morefield
Michael T. Morefield
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
31.01	Certification of Brian W. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Brian W. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002