Form 10-Q
period 2005-05-31
PORTOLA PACKAGING INC
filed 2005-07-14
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2005

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

11,889,770 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,754,778 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at June 30, 2005.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

Trademark acknowledgments:

     Cap Snap®, Portola Packaging®, Portola Tech International and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10–Q.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31,	August 31,
	2005	2004
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,878	$12,249
Accounts receivable, net	33,534	31,223
Inventories	19,681	17,857
Other current assets	5,034	4,737
Deferred income taxes	1,562	1,573

Total current assets	65,689	67,639

Property, plant and equipment, net	75,358	78,523
Goodwill	19,758	19,824
Debt issuance costs, net	8,707	9,748
Trademarks	5,000	5,000
Customer relationships, net	2,379	2,477
Patents, net	1,693	2,005
Covenants not-to-compete and other intangible assets, net	854	1,192
Other assets, net	3,243	2,674

Total assets	$182,681	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$53	$82
Accounts payable	21,035	22,268
Book overdraft	—	674
Accrued liabilities	6,452	6,887
Accrued compensation	3,978	3,611
Accrued interest	4,950	1,238

Total current liabilities	36,468	34,760

Long-term debt, less current portion	200,772	199,402
Deferred income taxes	2,001	1,318
Other long-term obligations	478	473

Total liabilities	239,719	235,953

Commitments and contingencies (Note 12) Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,585 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,488	6,593
Accumulated other comprehensive loss	(1,682)	(1,706)
Accumulated deficit	(61,855)	(51,769)

Total shareholders’ equity (deficit)	(57,038)	(46,871)

Total liabilities and shareholders’ equity (deficit)	$182,681	$189,082

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
		(restated)		(restated)
Sales	$70,533	$62,281	$196,409	$176,328
Cost of sales	57,324	50,782	165,192	146,260

Gross profit	13,209	11,499	31,217	30,068

Selling, general and administrative	7,589	7,632	21,737	23,296
Research and development	969	1,725	2,900	4,651
Loss (gain) from sale of property, plant and equipment	45	(1,029)	57	(1,024)
Amortization of intangibles	245	318	747	940
Restructuring costs	1,512	1,624	1,878	3,490

	10,360	10,270	27,319	31,353

Income (loss) from operations	2,849	1,229	3,898	(1,285)

Other (income) expense:
Interest income	(6)	(115)	(29)	(139)
Interest expense	4,195	4,232	12,330	11,642
Warrant interest income	—	—	—	(57)
Amortization of debt financing costs	396	469	1,203	2,029
Loss on warrant redemption	—	—	—	1,867
Foreign currency transaction loss (gain)	1,055	694	(1,372)	(1,561)
Other (income) expense, net	(133)	(158)	(192)	(122)

	5,507	5,122	11,940	13,659

Loss before income taxes	(2,658)	(3,893)	(8,042)	(14,944)
Income tax expense	498	642	2,038	1,384

Net loss	(3,156)	(4,535)	(10,080)	(16,328)
Other comprehensive (loss) income	(392)	(177)	24	(67)

Comprehensive loss	$(3,548)	$(4,712)	$(10,056)	$(16,395)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	May 31, 2005	May 31, 2004
Cash flows provided by operating activities:	$256	$2,846

Cash flows from investing activities:
Additions to property, plant and equipment	(7,370)	(16,898)
Proceeds from sale of property, plant and equipment	29	3,471
Payment for Portola Tech International	—	(35,894)
Payment of transaction costs	—	(633)
Additions to intangible assets	—	(1,343)
Increase in other assets, net	(517)	(557)

Net cash used in investing activities	(7,858)	(51,854)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	—	180,000
Payments of Senior Notes due 2005	—	(110,000)
Payments for warrant redemption	—	(12,112)
Payments of debt issuance costs	(161)	(9,300)
Borrowings under revolver	23,455	111,164
Repayments under revolver	(22,128)	(104,615)
Repayments under long-term debt obligations, net	(41)	(373)
Borrowings (repayments) on other long-term obligations, net	14	(62)
Decrease in shareholder note	—	104
Distributions to minority owners	—	(57)
Issuance of common stock through employee stock purchase program	—	11

Net cash provided by financing activities	1,139	54,760

Effect of exchange rate changes on cash	92	319

(Decrease) increase in cash and cash equivalents	(6,371)	6,071

Cash and cash equivalents at beginning of period	12,249	4,292

Cash and cash equivalents at end of period	$5,878	$10,363

Supplemental non-cash investing and financing activity:
Liabilities assumed in Portola Tech International acquisition	$—	$2,513

Debt forgiveness on shareholder note	$104	$57

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,618	$11,331

Cash paid for income taxes	$1,713	$2,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)

1. Basis of Presentation and Accounting Policies:

     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2004 previously filed with the Securities and Exchange Commission on May 5, 2005 (the “Form 10-K/A”). The August 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and nine months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2005.

     As of May 31, 2005, the Company had several stock-based compensation plans, which are described in Note 12 of the Notes to the Audited Consolidated Financial Statements of Amendment No. 2 to the Form 10-K/A. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted for the three- and nine-month periods ended May 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
		(as restated)		(as restated)
Net loss as reported	$(3,156)	$(4,535)	$(10,080)	$(16,328)
Add total compensation cost deferred under fair value based method for all awards, net of tax	(34)	(37)	(153)	(174)

Net loss pro forma	$(3,190)	$(4,572)	$(10,233)	$(16,502)

     These results are not necessarily representative of the effects on reported net (loss) income for future years.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

2. Restatement:

     On April 4, 2005, the Company adjusted its accounting for leases and depreciation of leasehold improvements in order to conform with generally accepted accounting principles. Accordingly, as set forth below, the Company restated its Condensed Consolidated Statements of Operations for the three- and nine-month periods ended May 31, 2004.

     The Company leases certain of its manufacturing and office facilities under operating lease agreements with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or percentage tied to an economic index. Historically, when accounting for these leases, the Company’s policy was to record as rent expense the amount due for that time period according to the scheduled payments. Consequently, such escalation amounts were not included in minimum lease payments at the inception of the lease. The Company has restated its financial statements to include escalation amounts and recognize the rent expense on a straight-line basis over the lease term. In addition, the Company restated its financial statements to amortize all leasehold improvements over the shorter of the economic life or term of the lease, as defined in Statement of Financial Accounting Standard No. 13, “Accounting for Leases.”

The following tables reflect the effects of the restatement on the Condensed Consolidated Statements of Operations:

Selected Statements of Operations Data:

	For the three months ended
	May 31, 2004	May 31, 2004
	as previously reported	restated
Cost of sales	$50,734	$50,782
Gross profit	11,547	11,499
Selling, general and administrative	7,605	7,632
Income from operations	1,304	1,229
Loss before income taxes	(3,818)	(3,893)
Net loss	(4,460)	(4,535)

	For the nine months ended
	May 31, 2004	May 31, 2004
	as previously reported	restated
Cost of sales	$146,149	$146,260
Gross profit	30,179	30,068
Selling, general and administrative	23,269	23,296
Loss from operations	(1,147)	(1,285)
Loss before income taxes	(14,806)	(14,944)
Net loss	(16,190)	(16,328)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

3. Recent Accounting Pronouncements:

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for public companies for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R).

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (“ARB” No. 43), Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs, and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

4. Reclassifications:

     Certain prior year balances have been reclassified to conform with the current quarter financial statement presentation.

5. Other Comprehensive Income:

     Other comprehensive income consisted of cumulative foreign currency translation adjustments of $(392), net of tax of $(192), and $(177), net of tax of $(87), for the three months ended May 31, 2005 and 2004, respectively, and $24, net of tax of $12, and $(67), net of tax of $(33), for the nine months ended May 31, 2005 and 2004, respectively.

6. Segments:

     The Company’s reportable operating businesses are organized by geographic region and, in one case, by function. The Company’s United Kingdom and Mexico operations, as well as its Blow Mold Technology Division described below (“BMT”), produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and cosmetics, fragrance and toiletries (“CFT”) jars and closures. The Company’s China operations also manufacture plastic parts for the high-tech industry. The BMT segment includes elements of the Canadian division and Portola Allied Tool, Inc. (“Allied Tool”). The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest expense, taxes, depreciation, amortization and amortization of debt issuance costs to its subsidiaries. Certain

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by the Company as a whole.

     The table below presents information about reported segments for the three- and nine-month periods ended May 31, 2005 and 2004, respectively:

	For the Three Months		For the Nine
	Ended		Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenues:
United States – Closures & Corporate	$26,583	$25,885	$74,854	$77,596
United States – CFT	7,193	7,630	20,894	20,093
Blow Mold Technology	12,581	9,803	35,898	29,010
United Kingdom	12,150	11,073	34,616	28,755
Mexico	5,055	4,490	13,467	11,840
China	2,674	1,463	6,867	3,887
Other	4,297	1,937	9,813	5,147

Total consolidated	$70,533	$62,281	$196,409	$176,328

     Inter-segment revenues totaling $4,537 and $3,488 have been eliminated from the segment totals presented above for the three months ended May 31, 2005 and 2004, respectively, and $11,284 and $9,121 for the nine months ended May 31, 2005 and 2004, respectively.

     The tables below present a reconciliation of net (loss) income to total EBITDA for the three and nine-month periods ended May 31, 2005 and 2004, respectively:

	United States	United
For the Three Months	– Closures &	States -	Blow Mold	United
Ended May 31, 2005	Corporate	CFT	Technology	Kingdom	Mexico	China	Other

Net (loss) income	$(3,873)	$(218)	$243	$968	$58	$301	$(635)
Add:
Interest expense	4,144	—	—	—	19	31	1
Tax expense (benefit)	166	—	649	(62)	(130)	(126)	1
Depreciation and amortization	1,950	402	442	714	265	108	71
Amortization of debt financing costs	391	—	5	—	—	—	—

EBITDA	$2,778	$184	$1,339	$1,620	$212	$314	$(562)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	United States	United
For the Three Months	– Closures &	States -	Blow Mold	United
Ended May 31, 2004	Corporate	CFT	Technology	Kingdom	Mexico	China	Other
(restated)
Net (loss) income	$(5,912)	$275	$692	$709	$(81)	$210	$(428)
Add:
Interest expense	4,215	—	11	—	6	—	—
Tax expense (benefit)	281	—	(13)	347	27	—	—
Depreciation and amortization	2,964	383	349	756	157	73	45
Amortization of debt financing costs	464	—	5	—	—	—	—

EBITDA	$2,012	$658	$1,044	$1,812	$109	$283	$(383)

	United States	United
For the Nine Months	– Closures &	States -	Blow Mold	United
Ended May 31, 2005	Corporate	CFT	Technology	Kingdom	Mexico	China	Other

Net (loss) income	$(10,939)	$(986)	$2,074	$1,489	$279	$(105)	$(1,892)
Add:
Interest expense	12,201	—	—	1	49	78	1
Tax expense (benefit)	250	—	1,482	600	(169)	(125)	—
Depreciation and amortization	5,878	1,185	1,236	2,233	678	318	210
Amortization of debt financing costs	1,187	—	16	—	—	—	—

EBITDA	$8,577	$199	$4,808	$4,323	$837	$166	$(1,681)

	United States	United
For the Nine Months	– Closures &	States -	Blow Mold	United
Ended May 31, 2004	Corporate	CFT	Technology	Kingdom	Mexico	China	Other
(restated)
Net (loss) income	$(17,056)	$(923)	$1,816	$972	$(443)	$560	$(1,254)
Add:
Interest expense	11,612	—	12	—	16	—	2
Tax (benefit) expense	(414)	—	602	992	204	—	—
Depreciation and amortization	8,532	1,069	1,061	2,052	494	218	148
Amortization of debt financing costs	2,014	—	15	—	—	—	—

EBITDA	$4,688	$146	$3,506	$4,016	$271	$778	$(1,104)

     No customer accounted for more than 10% of sales for the three- and nine-month periods ended May 31, 2005 and 2004, respectively.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

7. Restructuring:

     The Company incurred restructuring costs of $1,512 and $1,878 for the three- and nine-month periods ended May 31, 2005. During the quarter ended May 31, 2005, the Company incurred restructuring costs due to the restructuring of various divisions throughout the Company.

     During the third quarter of fiscal 2004, the Company incurred restructuring charges of $1,624 for employee severance costs related to the closing of its Sumter, South Carolina plant and the Chino and San Jose, California plants, as well as a reduction of work force in the research and development and selling, general and administrative staffs.

     At May 31, 2005 and August 31, 2004, accrued restructuring costs related to employee severance amounted to $1,569 and $1,391, respectively. As of May 31, 2005, approximately $1,700 has been paid from the restructuring reserve for the employee severance costs. Management anticipates that the accrual balance will be paid within the next twelve months.

     The following table represents the activity in the restructuring reserve by segment for the nine months ended May 31, 2005:

	August 31,
	2004		Cost	May 31, 2005
	Balance	Provision	Paid	Balance

United States - Closures & Corporate	$1,308	$1,038	$(1,222)	$1,124
United States - CFT	—	301	(204)	97
Blow Mold Technology	23	111	(56)	78
Mexico	—	113	(113)	—
Austria	60	301	(91)	270
United Kingdom	—	14	(14)	—

Total	$1,391	$1,878	$(1,700)	$1,569

8. Inventories:

     As of May 31, 2005 and August 31, 2004, inventories consisted of the following:

	May 31,	August 31,
	2005	2004
Raw materials	$9,597	$9,439
Work in process	685	773
Finished goods	9,399	7,645

	$19,681	$17,857

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

9. Goodwill and Intangible Assets:

     As of May 31, 2005 and August 31, 2004, goodwill and accumulated amortization by segment category (see Note 6) consisted of the following:

	May 31, 2005		August 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States – Closures & Corporate	$12,585	$(6,667)	$12,585	$(6,667)
United States – CFT	9,163	—	9,163	—
Blow Mold Technology	5,217	(1,696)	5,155	(1,679)
Mexico	3,469	(2,313)	3,801	(2,534)

Total consolidated	$30,434	$(10,676)	$30,704	$(10,880)

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2004, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology and Mexico, and used the discounted cash flows methodology for United States – CFT. In management’s judgment no events transpired during fiscal 2005 that would have required management to review goodwill for impairment as of May 31, 2005.

     The change in the gross carrying amounts and accumulated amortization for Blow Mold Technology and Mexico from August 31, 2004 to May 31, 2005 was due to foreign currency translation.

     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	May 31, 2005		August 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,659	$(7,966)	$9,658	$(7,653)
Debt issuance costs	11,609	(2,902)	11,793	(2,045)
Customer relationships	2,600	(221)	2,600	(123)
Covenants not-to-compete	829	(529)	829	(405)
Technology	400	(136)	550	(226)
Trademarks	—	—	360	(360)
Other	710	(420)	709	(265)

Total amortizable intangible assets	$25,807	$(12,174)	$26,499	$(11,077)

Non-amortizable intangible assets:
Trademarks	5,000	—	5,000	—

Total intangible assets	$30,807	$(12,174)	$31,499	$(11,077)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the nine months ended May 31, 2005 and 2004 was $1,950 and $2,969, respectively. Amortization expense is estimated to be $646 for the fourth quarter of fiscal 2005, $2,401 in fiscal 2006, $2,023 in fiscal 2007, $1,929 in fiscal 2008, $1,493 in fiscal 2009 and $5,141 in the remaining years thereafter.

10. Property, Plant and Equipment:

     On May 18, 2005, the Company entered into a sale agreement with Gray Gamwell Corporation for the sale of the Company’s warehouse building in Woonsocket, Rhode Island for a purchase price of $1,300. The expected sale of the building would result in a gain, after deducting closing costs, of approximately $450. The sale is subject to a number of contingencies but is expected to close in the first quarter of fiscal 2006.

11. Debt:

Debt:

	May 31,	August 31,
	2005	2004
Senior notes	$180,000	$180,000
Senior revolving credit facility	20,677	19,349
Capital lease obligations	23	59
Other	125	76

	200,825	199,484
Less: Current portion long-term debt	(53)	(82)

	$200,772	$199,402

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

$180,000

     On March 15, 2005, the Company terminated its proposed tender offer to purchase 172,413 shares of its common stock. The Company did not purchase any of its common stock.

Senior Revolving Credit Facility:

     Concurrently with the offering of the Senior Notes, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2005 and beyond. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2005 and beyond. However, if the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance. At May 31, 2005, the Bank Prime Loan rate and the LIBOR Loan rate were 6.00% and 3.09%, respectively.

Aggregate Maturities of Long-Term Debt:

     The aggregate maturities of long-term debt for the remaining three months of fiscal 2005 and the next four years and thereafter based on amounts outstanding at May 31, 2005 were as follows:

Three months ended August 31, 2005	$13
Year ended August 31, 2006	54
Year ended August 31, 2007	29
Year ended August 31, 2008	25
Year ended August 31, 2009	20,698
Thereafter	180,006

$200,825

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

12. Commitments and Contingencies:

Legal:

     The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to the Company’s five–gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court has completed the first phase of claim construction. Fact and expert witness discovery has substantially been completed. Pre-trial proceedings, including hearings on various motions for summary judgment brought by both parties, and the trial are not scheduled at this time. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in the Company sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions will not have a material adverse effect on the Company’s financial position.

Commitments and Contingencies:

     The Company issued a letter of credit in October 1999, expiring in December 2010, that guarantees $437 of a loan related to the purchase of machinery for Capsnap Europe Packaging GmbH’s (“CSE”) 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced primarily by the Company’s United Kingdom operating subsidiary and the Company’s joint venture partner in CSE. The Company also extended the expiration date of a letter of credit in February 2004, that now expires February 2007, and that guarantees a loan of $352 for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2005.

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Fiscal years ending August 31,

2005	$4,892
2006	3,280
2007	3,001
2008	2,848
2009	2,765
Thereafter	18,822

$35,608

13. Supplemental Condensed Consolidated Financial Statements:

     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International. The parent company was the issuer of the Senior Notes. In Post-Effective Amendment No. 1 to the Company’s registration statement on Form S-1 filed on December 30, 2004, the Company supplied financial information as of August 31, 2004 for the above guarantor subsidiaries. The tables below updates the information from the Amended Form S-1 as of May 31, 2005 and for the three and nine months ended May 31, 2005 and 2004:

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Balance Sheet

May 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$788	$4,466	$624	$—	$5,878
Accounts receivable, net	11,896	19,693	5,496	(3,551)	33,534
Inventories	5,094	11,986	2,601	—	19,681
Other current assets	3,089	2,317	1,190	—	6,596

Total current assets	20,867	38,462	9,911	(3,551)	65,689
Property, plant and equipment, net	36,982	33,533	4,859	(16)	75,358
Goodwill	5,917	13,841	—	—	19,758
Debt issuance costs	8,702	5	—	—	8,707
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,379	—	—	2,379
Investment in subsidiaries	18,257	13,563	896	70	32,786
Common stock of subsidiaries	(1,267)	(25,842)	(4,457)	—	(31,566)
Other assets	3,833	691	48	(2)	4,570

Total assets	$93,291	$81,632	$11,257	$(3,499)	$182,681

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,548	$14,492	$4,546	$(3,551)	$21,035
Intercompany (receivable) payable	(71,394)	61,100	10,294	—	—
Other current liabilities	9,916	4,150	895	472	15,433

Total current liabilities	(55,930)	79,742	15,735	(3,079)	36,468
Long-term debt, less current portion	200,681	—	91	—	200,772
Other long-term obligations	3,556	(251)	(826)	—	2,479

Total liabilities	148,307	79,491	15,000	(3,079)	239,719

Other equity (deficit)	7,343	(181)	(870)	(1,475)	4,817
Accumulated equity (deficit)	(62,359)	2,322	(2,873)	1,055	(61,855)

Total shareholders’ equity (deficit)	(55,016)	2,141	(3,743)	(420)	(57,038)

Total liabilities and shareholders’ equity (deficit)	$93,291	$81,632	$11,257	$(3,499)	$182,681

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Balance Sheet
August 31, 2004
(restated)

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,955	$2,708	$1,586	$—	$12,249
Accounts receivable, net	18,254	17,928	1,655	(6,614)	31,223
Inventories	6,522	10,160	1,175	—	17,857
Other current assets	3,579	2,037	694	—	6,310

Total current assets	36,310	32,833	5,110	(6,614)	67,639
Property, plant and equipment, net	38,777	35,971	3,775	—	78,523
Goodwill	5,917	13,907	—	—	19,824
Debt issuance costs	9,728	20	—	—	9,748
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,477	—	—	2,477
Investment in subsidiaries	18,772	13,514	1,069	70	33,425
Common stock of subsidiaries	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,935	675	(128)	—	4,482

Total assets	$112,172	$78,085	$5,369	$(6,544)	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,617	$15,355	$910	$(6,614)	$22,268
Intercompany (receivable) payable	(65,599)	59,118	6,481	—	—
Other current liabilities	6,834	4,380	784	494	12,492

Total current liabilities	(46,148)	78,853	8,175	(6,120)	34,760
Long-term debt, less current portion	199,359	—	43	—	199,402
Other long-term obligations	2,433	4	(646)	—	1,791

Total liabilities	155,644	78,857	7,572	(6,120)	235,953

Other equity (deficit)	6,604	(242)	10	(1,474)	4,898
Accumulated equity (deficit)	(50,076)	(530)	(2,213)	1,050	(51,769)

Total shareholders’ equity (deficit)	(43,472)	(772)	(2,203)	(424)	(46,871)

Total liabilities and shareholders’ equity (deficit)	$112,172	$78,085	$5,369	$(6,544)	$189,082

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
May 31, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$31,354	$36,978	$6,738	$(4,537)	$70,533

Cost of sales	24,664	31,278	5,533	(4,151)	57,324

Gross profit	6,690	5,700	1,205	(386)	13,209

Selling, general and administrative.	4,856	1,947	1,173	(387)	7,589
Research and development	528	441	—	—	969
Loss (gain) on sale of property, plant and equipment	56	(27)	—	16	45
Amortization of intangibles	173	72	—	—	245
Restructuring costs	899	321	292	—	1,512

Income (loss) from operations	178	2,946	(260)	(15)	2,849

Interest income	—	(6)	—	—	(6)
Interest expense	4,144	19	32	—	4,195
Amortization of debt financing costs	391	5	—	—	396
Foreign currency transaction loss (gain)	705	363	(13)	—	1,055
Intercompany interest (income) expense	(1,049)	932	117	—	—
Other (income) expense, net	(207)	124	(48)	(2)	(133)

(Loss) income before income taxes	(3,806)	1,509	(348)	(13)	(2,658)

Income tax expense (benefit)	166	457	(125)	—	498

Net (loss) income	$(3,972)	$1,052	$(223)	$(13)	$(3,156)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
May 31, 2004
(restated)

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$30,492	$32,995	$2,282	$(3,488)	$62,281
Cost of sales	25,431	26,865	1,563	(3,077)	50,782

Gross profit	5,061	6,130	719	(411)	11,499

Selling, general and administrative	5,223	1,997	823	(411)	7,632
Research and development	1,252	446	27	—	1,725
Gain from sale of property, plant and equipment	(1,029)	—	—	—	(1,029)
Amortization of intangibles	246	85	—	(13)	318
Restructuring costs	1,415	209	—	—	1,624

(Loss) income from operations	(2,046)	3,393	(131)	13	1,229

Interest income	(112)	(2)	(1)	—	(115)
Interest expense	4,215	17	—	—	4,232
Amortization of debt financing costs	464	5	—	—	469
Foreign currency transaction loss	297	396	1	—	694
Intercompany interest (income) expense	(930)	885	45	—	—
Other (income) expense, net	(134)	135	(158)	(1)	(158)

Loss before income taxes	(5,846)	1,957	(18)	14	(3,893)

Income tax expense	280	362	—	—	642

Net (loss) income	$(6,126)	$1,595	$(18)	$14	$(4,535)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Nine-Month Period Ended
May 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$86,906	$104,874	$15,913	$(11,284)	$196,409
Cost of sales	71,026	90,248	14,078	(10,160)	165,192

Gross profit	15,880	14,626	1,835	(1,124)	31,217

Selling, general and administrative	14,071	5,764	3,026	(1,124)	21,737
Research and development	1,708	1,174	18	—	2,900
Loss (gain) on sale of property, plant and equipment	56	(15)	—	16	57
Amortization of intangibles	532	215	—	—	747
Restructuring costs	1,038	539	301	—	1,878

(Loss) income from operations	(1,525)	6,949	(1,510)	(16)	3,898

Interest income	(16)	(12)	(1)	—	(29)
Interest expense	12,201	50	79	—	12,330
Amortization of debt financing costs	1,187	16	—	—	1,203
Foreign currency transaction gain	(461)	(908)	(3)	—	(1,372)
Intercompany interest (income) expense	(3,038)	2,772	266	—	—
Other (income) expense, net	(416)	262	(17)	(21)	(192)

(Loss) income before income taxes	(10,982)	4,769	(1,834)	5	(8,042)

Income tax expense (benefit)	250	1,913	(125)	—	2,038

Net (loss) income	$(11,232)	$2,856	$(1,709)	$5	$(10,080)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Operations
For the Nine-Month Period Ended
May 31, 2004
(restated)

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$89,407	$89,696	$6,346	$(9,121)	$176,328
Cost of sales	74,400	75,483	4,051	(7,674)	146,260

Gross profit	15,007	14,213	2,295	(1,447)	30,068

Selling, general and administrative	16,242	6,042	2,459	(1,447)	23,296
Research and development	3,405	1,172	74	—	4,651
Gain from sale of property, plant and equipment	(1,024)	—	—	—	(1,024)
Amortization of intangibles	738	215	—	(13)	940
Restructuring costs	3,047	443	—	—	3,490

(Loss) income from operations	(7,401)	6,341	(238)	13	(1,285)

Interest income	(134)	(8)	3	—	(139)
Interest expense	11,611	29	2	—	11,642
Warrant interest income	(57)	—	—	—	(57)
Amortization of debt financing costs	2,014	15	—	—	2,029
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(1,958)	395	2	—	(1,561)
Intercompany interest (income) expense	(2,552)	2,452	100	—	—
Other (income) expense, net	(230)	237	(155)	26	(122)

(Loss) income before income taxes	(17,962)	3,221	(190)	(13)	(14,944)

Income tax (benefit) expense	(415)	1,799	—	—	1,384

Net (loss) income	$(17,547)	$1,422	$(190)	$(13)	$(16,328)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine-Month Period Ended
May 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(4,610)	$4,503	$363	$—	$256

Additions to property, plant and equipment	(3,841)	(2,189)	(1,436)	96	(7,370)
Other	194	(598)	12	(96)	(488)

Net cash used in investing activities	(3,647)	(2,787)	(1,424)	—	(7,858)

Borrowings under revolver	23,455	—	—	—	23,455
Repayments under revolver	(22,128)	—	—	—	(22,128)
Other	(237)	—	49	—	(188)

Net cash provided by financing activities	1,090	—	49	—	1,139

Effect of exchange rate changes on cash	—	42	50	—	92

(Decrease) increase in cash	(7,167)	1,758	(962)	—	(6,371)

Cash and cash equivalents at beginning of period	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of period	$788	$4,466	$624	$—	$5,878

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine-Month Period Ended
May 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(6,038)	$7,728	$1,156	$—	$2,846

Additions to property, plant and equipment	(9,120)	(8,493)	(1,195)	1,910	(16,898)
Payment for Portola Tech International	(35,894)	—	—	—	(35,894)
Proceeds from the sale of property, plant and equipment	3,463	8	—	—	3,471
Other	12	(604)	(31)	(1,910)	(2,533)

Net cash used in investing activities	(41,539)	(9,089)	(1,226)	—	(51,854)

Borrowings under Senior Notes due 2012	180,000	—	—	—	180,000
Payments of Senior Notes due 2005	(110,000)	—	—	—	(110,000)
Payments for warrant redemption	(12,112)	—	—	—	(12,112)
Payments of debt issuance costs	(9,300)	—	—	—	(9,300)
Borrowings under revolver	111,164	—	—	—	111,164
Repayments under revolver	(104,615)	—	—	—	(104,615)
Other	(270)	—	(107)	—	(377)

Net cash provided by (used in) financing activities	54,867	—	(107)	—	54,760

Effect of exchange rate changes on cash	—	299	20	—	319

Increase (decrease) in cash	7,290	(1,062)	(157)	—	6,071

Cash and cash equivalents at beginning of period	496	2,871	925	—	4,292

Cash and cash equivalents at end of period	$7,786	$1,809	$768	$—	$10,363

14. Income Taxes:

Income tax provision for the three months ended May 31, 2005 and 2004 consisted of the following:

	May 31, 2005	May 31, 2004

Current:
Federal	$—	$—
State	—	—
Foreign	727	642

Deferred	(229)	—

	$498	$642

Income tax provision for the nine months ended May 31, 2005 and 2004 consisted of the following:

	May 31, 2005	May 31, 2004

Current:
Federal	$—	$—
State	—	—
Foreign	2,067	1,384

Deferred	(29)	—

	$2,038	$1,384

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

15. Related Party Transactions:

     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $2,586 and $3,142 for the three months ended May 31, 2005 and 2004, respectively, and $6,297 and $7,728 for the nine months ended May 31, 2005 and 2004, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. Related party expenses in selling, general and administrative included $61 and $33 of legal fees and expenses incurred from Tomlinson Zisko LLP, $83 and $68 of legal fees and expenses incurred from Themistocles Michos and $6 and $0 of investment advisory costs incurred from The Breckenridge Group for the three months ended May 31, 2005 and 2004, respectively, and $113 and $178 of legal fees and expenses incurred from Tomlinson Zisko LLP, $187 and $183 of legal fees and expenses incurred from Themistocles Michos and $24 and $31 of investment advisory costs incurred from The Breckenridge Group for the nine months ended May 31, 2005 and 2004, respectively. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 16 of Notes to Consolidated Financial Statements of Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2004.

16. Subsequent Events :

     On June 21, 2005 the Company’s board of directors elected Martin Imbler to be Chairman of the Board in a non-executive capacity. Jack Watts, former Board Chairman, continues to serve as a member of the Board.

     On June 21, 2005 the Company entered into the June 21 Amendment. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the unaudited condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding our critical accounting policies and estimates, financial position, business strategy, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. In addition, certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures About Market Risk.” Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including, but not limited to, competition in our markets and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

     General. The unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contain information that is pertinent to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re–evaluate these factors and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.7 million and $1.2 million as of May 31, 2005 and August 31, 2004, respectively.

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

     Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No impairment loss was recognized during the three- and nine-month periods ended May 31, 2005 and 2004, respectively.

     Impairment of goodwill. Effective September 1, 2001, we adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2004, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technologies and Mexico, and used the discounted cash flows methodology for United States – CFT. Based on this review, we did not record an impairment loss during fiscal 2004. No event transpired that would have required management to review goodwill for impairment as of May 31, 2005.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $49.8 million and $16.3 million against net deferred tax assets as of May 31, 2005 and August 31, 2004, respectively.

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

Results of Operations

Three Months Ended May 31, 2005 Compared to the Three Months Ended May 31, 2004

     Sales. Sales increased $8.2 million to $70.5 million for the third quarter of fiscal 2005 compared to $62.3 million for the third quarter of fiscal 2004. Sales increased in all divisions except for the U.S. Equipment division and Portola Tech International (“PTI”). Increased selling prices resulting from higher cost of resin across all divisions that we were able to pass through to customers was a contributing factor to our increased sales compared to the same period of the prior year. Sales at our Blow Mold Technology operations increased $2.8 million primarily due to increased volume for closures. United Kingdom sales increased $1.1 million due to higher volume and the favorable effects of exchange rates. Sales at our Austrian and Czech Republic operations increased $3.0 million due to increased production, as those operations were in the start up phase during 2004. Sales at our China operations increased $1.2 million primarily due to increased volume for closures and cutlery sales. Sales at our Mexico operations increased $0.6 million due to increased volume and pricing on bottles and closures. We also realized increased sales in our U.S. Closures operations by $1.8 million primarily due to increased selling prices, as we were able to pass through to customers increased resin costs, and U.S. Closures also had a favorable product mix. Offsetting these increases were decreased PTI sales of $0.4 million and U.S. Equipment sales of $0.9 million, primarily due to timing of customer orders. Inter-company transactions decreased sales by $1.0 million due to increased activity among our European divisions.

     Gross Profit. Gross profit increased $1.7 million to $13.2 million for the third quarter of fiscal 2005 compared to $11.5 million for the third quarter of fiscal 2004. The increase in gross margin was primarily due to increased sales, lower employee and overhead costs resulting from the consolidation of three of our plants in the U.S. in fiscal 2004 as well as other productivity enhancements from our continuous improvement programs. Gross profit in the U.S. Closures division increased by $1.7 million due primarily to increased sales related to our ability to pass increased resin prices through to our customers, employee cost reductions, productivity enhancements and cost reduction activities, offset by a $0.6 million reserve for uncollectible freight costs. Blow Mold Technology and China increased gross profit by $0.2 million due to increased sales volume and cost reduction activities. Austria and Czech gross profit increased by $0.4 million due to the establishing of business in these markets as well as increased volume in the cosmetic closures European market. These improvements were offset partially by increased resin costs that we were not able to fully pass through to our customers, freight and utility costs in our Mexico operations and lower sales volume at PTI. In addition, gross profit in the third quarter of fiscal 2004 was benefited by a favorable inventory adjustment that did not recur in the third quarter of fiscal 2005. As a percentage of sales, gross profit increased to 18.7% for the third quarter of fiscal 2005 from 18.5% for the same quarter of fiscal 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant at approximately $7.6 million for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The stability in these expenses was primarily a result of various cost improvement programs that were implemented in late 2004, including a reduction in manpower levels. Selling, general and administrative expenses decreased as a percentage of sales to 10.8% for the third quarter of fiscal 2005 from 12.2% for the same quarter of fiscal 2004.

     Research and Development Expenses. Research and development expenses decreased $0.7 million to $1.0 million for the third quarter of fiscal 2005 compared to $1.7 million for the third quarter of fiscal 2004. The decrease in expenses was primarily due to staff reductions relating to a restructuring of the research and development department in 2004.

     Loss (Gain) from Sale of Property, Plant and Equipment. We recognized a net gain of $1.0 million on the sale of property, plant and equipment during the third quarter of fiscal 2004 due to the sale of a manufacturing building in Chino, California.

     Amortization of Intangibles. Amortization of intangibles (consisting primarily of amortization of patents and technology licenses, tradenames, covenants not-to-compete and customer relationships) remained relatively constant at approximately $0.2 million for the third quarter of fiscal 2005 compared to $0.3 million for the third quarter of fiscal 2004.

     Restructuring Costs. Restructuring charges decreased $0.1 million to $1.5 million for the third quarter of fiscal 2005 compared to $1.6 million for the third quarter of fiscal 2004. Fiscal 2005 restructuring charges were for severance costs related to the restructuring of various divisions throughout our company. Fiscal 2004 restructuring charges were for severance costs related to the closing of our Sumter, South Carolina plant and our Chino and San Jose, California plants and a reduction in the work force in our research and development and selling, general and administrative staffs.

     Income from Operations. Reflecting the effect of the factors summarized above, income from operations increased $1.6 million to $2.8 million for the third quarter of fiscal 2005 compared to $1.2 million for the third quarter of fiscal 2004. Income from operations increased as a percentage of sales to 4.0% in the third quarter of fiscal 2005 compared to 1.9% in the same period of fiscal 2004.

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.

     Interest expense remained relatively constant at $4.2 million for the three months ended May 31, 2005 and 2004.

     Amortization of debt issuance costs decreased $0.1 million to $0.4 million for the third quarter of fiscal 2005 compared to $0.5 million for the third quarter of fiscal 2004. This decrease was due to the write-off of certain debt financing costs relating to the $110.0 million in aggregate principal amount of senior notes that were redeemed during February 2004.

     We recognized a loss of $1.1 million on foreign exchange transactions for the third quarter of fiscal 2005 compared to a loss of $0.7 million for the third quarter of fiscal 2004. The loss on foreign exchange transactions for the three months ended May 31, 2005 was due primarily to the United Kingdom Pound Sterling and the Austrian Eurodollar performing stronger against the U.S. dollar.

     Income Tax Provision. The income tax provision for the third quarter of fiscal 2005 was $0.5 million on loss before income taxes of $2.7 million, compared to $0.6 million on loss before income taxes of $3.9 million for the third quarter of fiscal 2004. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and providing a tax provision for net income produced by our foreign operations located in Canada.

     Net Loss. Net loss was $3.2 million in the third quarter of fiscal 2005 compared to a net loss of $4.5 million in the third quarter of fiscal 2004. The improvement in net loss was due to increased sales and decreased employee costs, corporate overhead, research and development expense and one time expense incurred for relocation for the third quarter of 2005 compared to the same quarter of 2004.

Nine Months Ended May 31, 2005 Compared to the Nine Months Ended May 31, 2004

     Sales. Sales increased $20.1 million to $196.4 million for the nine months ended May 31, 2005 compared to $176.3 million for the nine months ended May 31, 2004. The increase in sales for the first nine months of fiscal 2005 compared to the same period in fiscal 2004 was mainly attributable to increased sales in our non-U.S. markets of $24.0 million. Increased selling prices resulting from higher cost of resin across all divisions that we were able to pass through to customers was a contributing factor to our increased sales compared to the same period in the prior year. United Kingdom sales increased $5.9 million due to the favorable effect of exchange rates as well as increased volume and increased equipment sales. Blow Mold Technology’s sales increased $6.9 million due to increased closures volume and favorable foreign exchange rates. Austrian and Czech Republic sales increased $6.6 million due to increased production, as those entities were in the start up phase during 2004. China’s sales increased $3.0 million due to increased closure volume and cutlery sales. Mexico sales increased $1.6 million due to increased bottle volume and additional closures sales related to our newer 38mm product line. PTI sales increased $0.8 million due to increased volume. The increases in our sales for the first nine months of fiscal 2005 were offset by decreased sales in our U.S. Equipment of $2.2 million due to lower customer orders and our U.S. Closures operations of $0.3 million due to lower volume in the first quarter of 2005 as well as price decreases, which occurred in fiscal 2004, due to competitive pricing pressures. The loss of volume in the U.S. Closures operations during the first quarter of 2005 resulted from lower sales in the juice market due to low carbohydrate diet trends, the unusually bad weather in Florida caused by the hurricanes and moving production of certain sports caps to Europe and China so that work cells would be closer to the customer base. These decreases in U.S. Closures sales during the first quarter of 2005 were offset by increases in revenue during the second and third quarter of 2005 primarily due to increased selling prices, as we were able to pass through to customers increased resin costs; in addition, U.S Closures also had a favorable product mix. Inter-company sales increased $2.2 million due to increased activity among the European divisions.

     Gross Profit. Gross profit increased $1.1 million to $31.2 million for the nine months ended May 31, 2005 compared to $30.1 million for the nine months ended May 31, 2004. The increase in gross profit was primarily due to the following factors: decreased labor and overhead costs relating to the U.S. Closures plant consolidation activity that occurred during fiscal 2004 and our continuous productivity and cost reduction improvement programs, decreased labor costs in our PTI operations due to a reduction of headcount, and increased sales volume in our international operations. These improvements to gross profit were offset by increases in resin prices and the lag in which we are able to pass these higher costs to the contract customer, competitive pricing pressures in the U.S. and U.K. markets that occurred during fiscal 2004, increased freight charges in our China operations and a reserve for uncollectible freight costs in the U.S. As a percentage of sales, gross profit decreased to 15.9% for the nine months ended May 31, 2005 from 17.1% for the same period of fiscal 2004.

     In addition during the nine-month period ended May 31, 2004, we incurred one-time relocation and plant consolidation expenses of $1.4 million related to the move from six facilities to four facilities in our U.S. Closures operations; these expenses were charged to cost of goods sold. We also incurred one-time charges of approximately $0.5 million associated with integration and process improvement costs at the PTI facility in Rhode Island.

     For the nine months ended May 31, 2005, direct materials, labor and overhead costs represented 44.4%, 17.2% and 22.5% of sales, respectively, compared to 39.0%, 18.5% and 25.4%, respectively, for the nine months ended May 31, 2005. Direct material costs increased by $18.3 million for the nine-month period ended May 31, 2005 compared to the nine-month period ended May 31, 2004 due primarily to an increase in resin costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million to $21.7 million for the nine months ended May 31, 2005 compared to $23.3 million for the nine months ended May 31, 2004. This decrease was primarily due to a reduction in discretionary spending and decreased employee costs due to the restructuring of several departments and the dissolution of our water equipment division. These savings were partially offset by increased consulting fees of $0.5 million for the implementation of Section 404 of the Sarbanes Oxley Act, as well as increased legal expenses of $1.0 million. As a percentage of sales, selling, general and administrative expenses decreased to 11.1% for the nine months ended May 31, 2005 from 13.2% for the same period of fiscal 2004.

     Research and Development Expenses. Research and development expenses decreased $1.8 million to $2.9 million for the nine months ended May 31, 2005 compared to $4.7 million for the nine months ended May 31, 2004. The decrease was primarily due to staff reductions relating to a restructuring of the department in 2004.

     Loss (Gain) from Sale of Property, Plant and Equipment. We recognized a net gain of $1.0 million on the sale of property, plant and equipment during the third quarter of fiscal 2004 due to the sale of a manufacturing building in Chino, California.

     Amortization of Intangibles. Amortization of intangibles (consisting of amortization of patents and technology licenses, tradenames, covenants not-to-compete and customer relationships) decreased $0.2 million to $0.7 million for the nine months ended May 31, 2005 compared to $0.9 million for the nine months ended May 31, 2004. This decrease was due primarily to certain trademarks and technology becoming fully amortized.

     Restructuring Costs. Restructuring charges decreased $1.6 million to $1.9 million for the nine months ended May 31, 2005 compared to $3.5 million for the nine months ended May 31, 2004. During the nine months ended May 31, 2005, approximately $1.7 million had been paid against the restructuring reserve. We estimate that annual cost savings from this restructuring will be approximately $5.0 million.

     During the first nine months of fiscal 2005, we incurred restructuring charges of $1.9 million for employee severance costs related to measures we implemented across all divisions to increase efficiency within all of our operations.

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

     Income (Loss) from Operations. Reflecting the effect of the factors summarized above, income from operations increased $5.2 million to an operating income of $3.9 million for the nine months ended May 31, 2005 compared to an operating loss of $1.3 million for the nine months ended May 31, 2004. The improvement in operating income was due to our continual focus on process improvement and the decrease in moving, relocation and severance costs

     Other (Income) Expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, gain or loss on the sale of property, plant and equipment, minority interest expense, equity (income) loss of unconsolidated affiliates, loss on warrant redemption and other expense, net.

     Interest expense increased $0.6 million to $12.3 million for the nine months ended May 31, 2005 compared to $11.7 million for the nine months ended May 31, 2004. The increase in interest expense was due to the issuance of the $180.0 million in aggregate principal amount of 8 1/4% Senior Notes due 2012 and increased interest rates over the past several months.

     Amortization of debt issuance costs decreased $0.8 million to $1.2 million for the nine months ended May 31, 2005 compared to $2.0 million for the nine months ended May 31, 2004. For the nine months ended May 31, 2004, we wrote off financing fees related to the $110.0 million in aggregate principal amount of 10 3/4% senior notes due 2005. In addition, amortization expense increased due to debt financing costs capitalized which related to the financing of the $180.0 million in aggregate principal amount of 8 1/4% senior notes due 2012 (the “Senior Notes”) and the fourth amendment of our senior secured credit facility.

     There was no warrant interest income for the nine months ended May 31, 2005 compared to $57,000 for the nine months ended May 31, 2004 due to the redemption of the Class A common stock warrants. We incurred a loss on the redemption of $1.9 million during the nine months ended May 31, 2004.

     We recognized a gain of $1.4 million for the nine months ended May 31, 2005 compared to a gain of $1.6 million for the nine months ended May 31, 2004 on foreign exchange transactions. The gain on foreign exchange transactions for the nine months ended May 31, 2005 is due primarily to the U.S. dollar performing stronger against the United Kingdom Pound Sterling and the Austrian Eurodollar.

     Income Tax Provision. The income tax provision for the nine months ended May 31, 2005 was $2.0 million on loss before income taxes of $8.0 million, compared to $1.4 million on loss before income taxes of $14.9 million for the nine months ended May 31, 2004. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and providing a tax provision for net income produced by our foreign operations located in the United Kingdom and Canada.

     Net Loss. Net loss was $10.1 million for the nine months ended May 31, 2005 compared to a net loss of $16.3 million for the nine months ended May 31, 2004. The improvement in net loss was due to increased sales and decreased employee costs, corporate overhead, research and development expense and restructuring costs for the first nine months of fiscal 2005 compared to the same period of 2004. In addition, fiscal 2004 results reported $1.9 million of warrant redemption expense.

Liquidity and Capital Resources

     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At May 31, 2005, we had cash and cash equivalents of $5.8 million, a decrease of $6.4 million from August 31, 2004.

     Operating Activities. Cash provided by operations totaled $0.3 million for the nine months ended May 31, 2005, which represented a $2.5 million decrease from the $2.8 million provided by operations for the nine months ended May 31, 2004. Net cash from operations for both periods was the result of a net loss offset primarily by non-cash charges for depreciation and amortization. Working capital (current assets less current liabilities) decreased by $3.7 million to $29.2 million as of May 31, 2005, compared to $32.9 million as of August 31, 2004. The decrease in working capital was due primarily to a decrease in cash due to the pay down of the revolving credit facility and the increase in accrued interest due to the timing of the payments on the Senior Notes.

     Investing Activities. Cash used in investing activities was $7.9 million for the nine months ended May 31, 2005 compared to $51.9 million for the nine months ended May 31, 2004. For the nine months ended May 31, 2005, cash used in investing activities was primarily for additions to property, plant and equipment. For the nine months ended May 31, 2004, net cash used in investing activities consisted of $36.5 million for the acquisition of PTI, $13.5 million for additions to and sale of property plant and equipment and $1.9 million for intangible assets.

     Financing Activities. At May 31, 2005, we had total indebtedness of $200.8 million, $180.0 million of which was attributable to the Senior Notes. Of the remaining indebtedness, $20.7 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease and other obligations.

     On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004, and the first interest payment was made on August 1, 2004. The indenture under which the senior notes were issued contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business, (x) make restricted payments, and (xi) declare or pay dividends.

     Concurrently with the offering of the Senior Notes, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) we are required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) we no longer are required to maintain a borrowing availability amount; and (d) the amount we can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. Adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase up to 1,319,663 shares of our common stock, representing approximately 11% of our outstanding shares of common stock, at a purchase price of $5.80 per share in cash. This offer was terminated on March 15, 2005. We did not purchase any shares of our common stock.

     Cash and Cash Equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million, as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed. The June 21 Amendment eliminated the minimum availability requirement. However, continuing sales declines and increased costs of raw materials, among other factors, has adversely affected our financial condition. As of May 31, 2005, we had $5.8 million in cash and cash equivalents, and our unused borrowing capacity under the senior secured credit facility was approximately $29.1 million.

     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but, for the reasons stated above, we cannot assure you that this will be the case. In this respect, we note that trends for the past two years in our sales, competitive pressures and costs of raw materials have not been favorable. Elements of our financial performance, including run-rate, are likely to remain at currently depressed levels relative to historical performance during the remainder of fiscal 2005. Further, while we believe that these trends have stabilized, and we are beginning to achieve favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through the remainder of fiscal 2005 or beyond.

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

Contractual Obligations

     The following sets forth our contractual obligations as of May 31, 2005:

	Payments Due by Period
		Less than		3–5	More than
	Total	1 Year	1–3 Years	Years	5 Years
Contractual Obligations:	(dollars in thousands)
Long-Term Debt, including current portion:

Senior Notes (1)	$280,238	$14,850	$29,700	$29,700	$205,988

Revolver (2)	23,019	639	1,277	21,103	—

Capital Lease Obligations (3)	148	53	62	33	—

Operating Lease Obligations (4)	35,608	4,892	6,281	5,613	18,822

Guarantees (5)	$1,584	$—	$352	$437	$795

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions.

(2)	Concurrently with the offering of the Senior Notes, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. We entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004, a fifth amendment to the senior secured credit facility on April 4, 2005, a sixth amendment to the senior secured credit facility on May 2, 2005 and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) we are required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) we no longer are required to maintain a borrowing availability amount; and (d) the amount we can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The June 21 Amendment also eliminated the fixed charges coverage and senior leverage ratios. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on at our election, the Bank Prime Loan rate plus 1.25% or the LIBOR loan rate plus 2.75% determined by a pricing table based on the outstanding credit facility balance.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2005 is estimated to be $4.7 million.

(5)	We issued a letter of credit in October 1999, expiring December 2010, that guarantees $0.4 million of a loan related to the purchase of machinery for CSE’s 50% owned Turkish joint venture, Watertek. CSE is an unconsolidated, 50% owned Austrian joint venture that sells five-gallon water bottles and closures that are produced by Portola Packaging Limited (UK). We extended the expiration date of a letter of credit in February 2004, that now expires in February 2007, and that guarantees a loan of $0.4 million for the purchase of machinery by CSE. These guarantee agreements are in Eurodollars and were valued using a conversion rate as of May 31, 2005.

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

Related Party Transactions

     We engage in certain related party transactions throughout the course of our business. Related party sales of $2.6 million and $3.1 million for the three months ended May 31, 2005 and 2004, respectively, and $6.3 million and $7.7 million for the nine months ended May 31, 2005 and 2004, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. Related party expenses in selling, general and administrative include $61,000 and $33,000 of legal fees and expenses incurred from Tomlinson Zisko LLP, $83,000 and $68,000 of legal fees and expenses incurred from Themistocles Michos and $6,000 and $0 of investment advisory costs incurred from The Breckenridge Group for the three months ended May 31, 2005 and 2004, respectively, and $113,000 and $178,000 of legal fees and expenses incurred from Tomlinson Zisko LLP, $186,000 and $183,000 of legal fees and expenses incurred from Themistocles Michos and $24,000 and $31,000 of investment advisory costs incurred from The Breckenridge Group for the nine months ended May 31, 2005 and 2004, respectively. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 16 of Notes to Consolidated Financial Statements of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended August 31, 2004.

     Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective for public companies for annual periods beginning after June 15, 2005. We are currently evaluating the impact of the adoption of Statement 123(R).

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, and amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs, and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs during fiscal years beginning after June 15, 2005. We do not believe that the adoption of this Statement will have a material impact on our financial position, results of operations or cash flows.

Risk Factors

     The following risk factors may cause actual results to differ materially from those in any forward–looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:

Risks related to our outstanding indebtedness

Our level of indebtedness and restrictions on our ability to incur additional indebtedness under existing credit agreements could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing.

     As of May 31, 2005, our total indebtedness was approximately $200.8 million. $180.0 million of this amount represented the Senior Notes due 2012, $20.7 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, we have a total shareholders’ deficit of $55.7 million. Our level of indebtedness and limits on our ability to incur additional indebtedness under existing credit agreements could restrict our operations and make it more difficult for us to fulfill our obligations thereunder. Among other things, our level of indebtedness and restrictions on our indebtedness may:

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

     Our Senior Notes are not secured by any of our assets. The indenture governing the Senior Notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the Senior Notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of Senior Notes and other claims on us with respect to any of our other assets. In either event, because the Senior Notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the Senior Notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the Senior Notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview” of Amendment No. 2 to our Annual Report Form 10-K/A for the fiscal year ended August 31, 2004 for additional information regarding our restricted and unrestricted subsidiaries.

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

     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2003, 2004 and for the first six months of fiscal 2005, which stabilized or lessened slightly in the third quarter, have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.

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

     At May 31, 2005, we had cash and cash equivalents of $5.8 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.

We depend on new business development and international expansion.

     We believe that growth has slowed in the domestic markets for our traditional beverage products. In order to increase our sales, we have intensified and streamlined domestic sales channels but we cannot assure you that these changes will cause improvements in sales. We believe we must also continue to develop new products in the markets we currently serve and new products in different markets and to expand in our international markets. Developing new products and expanding into new markets will require a substantial investment and involve additional risks. We cannot assure you that our efforts to achieve such development and expansion will be successful. Expansion poses risks and potential adverse effects on our operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. We do not anticipate making acquisitions in the near future because of capital constraints and because, our senior credit facility imposes significant restrictions on our ability to make investments in or to acquire other companies.

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

We are controlled by Jack L. Watts, a member of our Board of Directors, and J.P. Morgan Partners 23A SBIC, LLC, an affiliate of J.P. Morgan Securities Inc., and their interests may conflict with those of our other security holders.

     Jack L. Watts (a member of our Board of Directors), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. However, for most of fiscal 2004 there was only one independent director (as defined under the federal securities laws) on our Board of Directors. Our Board of Directors, Audit Committee and Compensation Committee have not met the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 16 of the Notes to Consolidated Financial Statements of Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which was disclosed in our Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

Interest Rate Sensitivity

     We are exposed to market risk from changes in interest rates on long–term debt obligations and we manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.

Exchange Rate Sensitivity

     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Income and expense items are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended May 31, 2005, we incurred a loss of $1.0 and during the nine months ended May 31, 2005, we incurred a gain of $1.4 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for the three and nine months ended May 31, 2005 and 2004.

Resin Price Sensitivity

     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2004 and the first six months of fiscal 2005, which stabilized or lessened slightly in the third quarter, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2003, 2004 and for the six-months ended February 28, 2005, materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2004 and the first nine months of fiscal 2005. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in internal control over financial reporting

     During the quarter ended May 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the normal course of business, we are subject to various legal proceedings and claims. Based on the facts currently available, management believes that, subject to the qualifications expressed in the following paragraph, the ultimate amount of liability beyond reserves provided, if any, for any such pending actions in the ordinary course of business will not have a material adverse effect on our financial position.

     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps causes our caps to infringe a patent held by it and is seeking damages. We have answered the complaint denying all allegations and asserting that Portola’s products do not infringe the Blackhawk patent and that the patent is invalid. The Court has completed the first phase of claim construction. Fact and expert witness discovery has substantially been completed. Pre-trial proceedings, including hearings on various motions for summary judgment brought by both parties, and the trial are not scheduled at this time. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

ITEM 6. EXHIBITS

Exhibits
31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC.
(Registrant)

Date: July 12, 2005	/s/ Michael T. Morefield

Michael T. Morefield
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002