Form 10-K
period 2005-08-31
PORTOLA PACKAGING INC
filed 2005-11-28
CIK 788983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File No. 33–95318

PORTOLA PACKAGING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94–1582719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
951 Douglas Road
Batavia, Illinois 60510
(Address of principal executive offices, including zip code)
(630) 406-8440
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10–K or any amendment to this Form 10–K. ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☑
Registrant’s voting and non–voting common stock is privately held and there is no public market for such common stock. The aggregate market value of Registrant’s voting and non–voting common stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter. There have been no sales of the voting or non–voting common stock since the last business day of the Registrant’s most recently completed second fiscal quarter.
11,889,772 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,754,780 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 16, 2005.

PORTOLA PACKAGING, INC.
ANNUAL REPORT ON FORM 10–K
YEAR ENDED AUGUST 31, 2005

Page
PART I
Item 1. Business	1
Item 2. Properties	8
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6. Selected Financial Data	11
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	34
Item 8. Financial Statements and Supplementary Data	37
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A. Controls and Procedures	71
Item 9B. Other Information	71
PART III
Item 10. Directors and Executive Officers of the Registrant	72
Item 11. Executive Compensation	74
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13. Certain Relationships and Related Transactions	81
Item 14. Principal Accountant Fees and Services	82
PART IV
Item 15. Exhibits and Financial Statement Schedules	83
Signatures	88
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	90
EX-10.33
EX-14.01
Exhibit 21.01
Exhibit 23.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
     Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc.® and the Portola logo are our registered trademarks used in this Annual Report on Form 10–K.

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     In addition to historical information, this report includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10–K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financing alternatives, financial position, business strategy, plans and objectives of management for future operations, and industry conditions, are forward–looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward–looking statements. Readers are referred to the sections of this report entitled “Raw Materials and Production,” “Product Development,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward–looking statements. Although we believe that the expectations reflected in any such forward–looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct, as they only reflect management’s opinions as of the date hereof. Any forward–looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, competition in our markets, and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward–looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward–looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10–Q we will file in fiscal 2006.
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
     We believe that we are the sole or largest supplier to our top 25 customers of the products we supply to them. We have supplied products to these customers for an average of fourteen years. We sold over 12.6 billion closures in fiscal 2005 to over 1,900 customers under the names Snap Cap, Nepco, Portola, Tech Industries, Portola Tech International and other brand names. We sell our products to such beverage, food and consumer product companies as Dean Foods, Saputo, Dairy Crest, Arla Foods, Kroger, Perrier Water/Nestle, Estée Lauder, Avon and Coca–Cola.
     Many features of our products have been developed through our significant research and development efforts. For example, we developed the “tear strip” feature that has become a standard tamper evident mechanism for non–carbonated beverage and food products. In addition, we have developed most of the technical information and know–how that we believe necessary to operate our business. We hold more than 160 domestic and foreign patents, with approximately 75 additional patent applications pending, on the design of container closures and compatible neck finishes.
     Our products are manufactured through technologically advanced, high speed injection molding, compression molding and blowmolding processes at thirteen manufacturing facilities, including five located in the United States, four in Canada and one in each of the United Kingdom (“U.K.”), Mexico, China, and the Czech Republic. In addition, we have two equipment and tooling facilities located in the United States and one machine facility located in Canada that produce equipment and tooling.
History
     We were founded in 1964 and were acquired from our founders in 1986 by a group led by Jack L. Watts. We reincorporated in the State of Delaware on April 29, 1994. We have grown from $31.4 million in sales and 2.4 billion in closure units sold in fiscal 1988 to $265.0 million in sales and over 12.6 billion closures and 282.2 million bottles sold in fiscal 2005. Portola’s senior management has significant experience in the plastic packaging business and an average tenure of at least ten years.
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
     Effective March 22, 2000, we acquired the remaining 45% ownership interest in Shanghai Portola Packaging Company Limited (“PPI China”) for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of plastic closures, plastic cutlery and plastic components for the electronics industry in Asia, Australia and New Zealand.
     Effective January 1, 2001, we purchased certain assets and assumed certain liabilities of Consumer Cap Corporation (“Consumer”) for approximately $9.9 million. Consumer’s manufacturing and distributing operations were merged with our existing operations at that time.
     On September 19, 2003, we acquired all of the outstanding capital stock of Tech Industries, Inc., (renamed as Portola Tech International, or PTI, subsequent to the acquisition; accordingly, we refer to Tech Industries, Inc. as PTI throughout this Form 10-K) for approximately $40.0 million (including assumed liabilities and transaction costs). PTI is a manufacturer of plastic closures and containers for the CFT industries. PTI’s customers include Estée Lauder and Avon, each of which has used our products for over 30 years. Tech Industries, Inc. provided us with an entrance to the CFT market, where advanced design capabilities and specialized manufacturing processes are required. We funded the purchase price for PTI through borrowings under our existing credit facility.
Business strategy
     Our primary strategy is to increase cash flow by maintaining and extending our position as a leader in significant segments in the plastic closure, bottle and CFT markets. The key elements of this strategy are as follows:
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
     Low cost producers in our markets. Our operations use advanced automated and proprietary manufacturing processes to provide high quality products at relatively low production costs. We have a continuous process improvement program designed to further automate our production flow, enhance the capabilities of our workforce and upgrade our molds, equipment and systems. This enables us to limit our direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products in our markets.
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
Plastic closure market
     Portola competes in the closure segment of the worldwide plastic container packaging industry, focusing on proprietary tamper evident plastic closure applications. Plastic closures have various applications and are designed and engineered to meet specific uses. Portola’s major product applications of plastic closures for beverages include dairy, fruit juice, bottled water, sport drinks, other non–carbonated beverage products and institutional food products, as well as closures and containers for the CFT market.
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
     Historically, growth in demand for our products has been driven by population growth, increasing concerns about the sanitation and safety of packaged food and beverage products, and the continued shift from glass or metal to plastic containers throughout the packaged food industry. In addition, in many international markets, demand for plastic containers is growing with increasing consumer disposable income. For the fruit juice, dairy and bottled water markets, demand is also a function of climate variations, with warm weather tending to increase consumption. In the CFT market, growth has been driven by trends such as the aging of the population, increasing demand by younger consumers and the development of new cosmetic and skin care products. As packaging has shifted from glass and metal to plastic containers, which tend to rely on plastic closures, the use of plastic closures has grown more than the overall closures market. See “Products” and “Product development” that follow.

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
     Plastic closures. We offer a wide variety of plastic closures under each of our principal product lines to satisfy a great number of application and customer requirements. Our plastic closures for beverages are broadly grouped into five categories: (i) small closures used to cap blowmolded plastic bottles, (ii) closures for five–gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable–top containers (such as conventional paperboard milk and juice cartons) and (v) push–pull dispensing closures for bottled water, flavored water and sports drinks. Our plastic closures range in size from 26 mm to 110 mm and conform to international packaging standards. We offer 30 standard colors, and also offer a high degree of product distinction for our customers through over 300 custom–blended colors. In addition, we offer sophisticated printing, embossing and adhesive labeling capabilities. Most of our plastic closures offer a snap–on, snap–screw or screw feature, designs which are preferred by packagers because they reduce production costs. Our plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for non–carbonated beverage and food products. Our sales of plastic closures represented approximately 66%, 67% and 75% of total sales in fiscal 2005, 2004 and 2003, respectively.
     The following describes our principal closure lines for the non-carbonated beverage and institutional food markets:
•	Closures for gallon and half–gallon plastic containers. We are a leading provider of 38 mm closures used primarily for gallon and half–gallon blowmolded containers for milk, fruit juices and bottled water in the United States, and similar plastic containers in Canada, Mexico and the United Kingdom. These closures represented $121.8 million of total sales in fiscal 2005.

•	Five–gallon closures. We are a leading provider of plastic closures for five–gallon returnable glass and plastic water cooler bottles in the United States and similar containers in Canada, Mexico, China and the United Kingdom. These closures represented $28.7 million of total sales in fiscal 2005.

•	Other food and beverage closures. We produce a variety of specialty closures for the beverage and food markets. These products include (i) wide mouth closures for plastic containers used in institutional food applications such as condiments, mayonnaise and salad dressing, (ii) re–closeable plastic dispensing fitments for gable–top paperboard cartons used for orange juice, lemonade, other juice, dairy and soy products, and (iii) push–pull dispensing tamper evident closures for bottled water, fruit juices and sport drinks. We believe that we are a leader in many of these markets in the United States, Canada and the United Kingdom. These products represented $34.9 million of total sales in fiscal 2005.
     Cosmetic closures and jars. We produce and market custom bottle caps and jar covers for personal care, cosmetics products, fragrance and toiletries. We believe that we are a leader in providing closures for the CFT market, with particular strength in compression–molded closures used in high–end product applications. PTI has had long–standing relationships, averaging over 20 years, with five out of the seven major global cosmetics companies, including Avon, Estée Lauder and L’Oreal. These closures represented $28.5 million and $27.7 million of total sales for fiscal 2005 and 2004, respectively or 11% of total sales for both fiscal 2005 and 2004.
     Plastic bottles. We produce a wide variety of blowmolded high density plastic bottles in Canada for use primarily in the dairy, bottled water and fruit juice industries. We also produce five–gallon polycarbonate water bottles in Mexico and the United Kingdom. The ability to sell the closures and bottles together enables the Canadian, Mexican and the United Kingdom operations to provide their customers with a complete packaging system. Through our joint venture, Capsnap Europe Packaging, GmbH (“CSE”), we sell five–gallon polycarbonate bottles and closures primarily in Europe. In the CFT market, PTI offers a line of heavy wall PETG and polypropylene jars that complements our closure offerings. Our sales of bottles represented $41.5 million, $31.9 million and $28.0 million of total sales for fiscal

2005, 2004 and 2003, respectively or 16%, 13% and 13% of total sales in fiscal 2005, 2004 and 2003, respectively.
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
     We also manufacture and sell high quality tooling and molds used in the blowmolding industry for the manufacture of bottles. These capabilities allow us to rapidly respond to customers tooling needs, enhancing our ability to provide a complete solution to our customers. Our sales of equipment and tooling represented $7.5 million, $12.1 million and $19.1 million of total sales for fiscal 2005, 2004 and 2003, respectively or 3%, 5% and 9% of total sales in fiscal 2005, 2004 and 2003, respectively.
Product development
     We continue to be committed to product development and engineering in areas of our sales and operations. Our research and development group and engineering staff, as well as a number of skilled package design consultants, engage in a range of design and development services, focusing on (i) new products and existing product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with our closures and our customers’ containers. Research and development expenditures for fiscal 2005, 2004 and 2003 were $3.8 million, $6.2 million and $4.7 million, respectively.
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
Intellectual property
     As of August 31, 2005, we held more than 160 domestic and foreign patents on the design of our products, including container closures, compatible neck finishes, handling equipment and related processes and we have approximately 75 patent applications pending. We rely primarily on our patents to protect our intellectual property and are committed to developing new proprietary innovations in tamper evident plastic closures, bottles, related equipment and tooling for the food and beverage and CFT industries, which we expect to provide us with a competitive advantage in many new product areas. A number of our prior patents relating to one of our beverage closure product lines have expired in recent years. We believe this adversely affected our gross margins as competitors who have become free to imitate Portola designs have begun to compete aggressively in product pricing. Similarly, we face the risk that our intellectual property may be misappropriated, particularly in certain foreign countries whose laws may not protect our intellectual property rights to the same extent as the laws of the United States, which could negatively affect our business. Our continued innovation in the markets served, as well as new markets, is designed to counteract this situation. We also have a number of trademarks that are deemed valuable to our business. We have developed most of the technical information and know–how in house that is used to operate our business.
Raw materials and production
     As of August 31, 2005, the principal raw material for our plastic closures and bottles was injection and blowmolding grade resin, which accounted for approximately 64.3% of the cost of all raw materials purchased for our plastic closures and bottles in fiscal 2005. Resin can be purchased from a number of reliable, competitive producers and is priced as a commodity. The majority of the resin we use in production is low density polyethylene (“LDPE”). We also use high density polyethylene, linear low density polyethylene, polypropylene and polycarbonate. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national bulk resin pricing. These prices are based on current market and do not involve fixed quantities and therefore are not considered derivatives. While resin prices can fluctuate substantially over relatively short periods of time, we have not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. In the past, we generally have been able to pass on increases in resin prices directly to our customers, in many cases after delays because of contractual provisions. However, during the past three years, with the significant increases in resin prices, we experienced difficulty passing on all such resin price increases to certain customers. Significant increases in resin prices from current levels, coupled with an inability to promptly pass such increases on to customers, had an adverse effect on our sales and margins during fiscal 2005, 2004 and 2003 and will continue to do so in the foreseeable future.
     To produce plastic closures and bottles, resin, which is delivered as small pebble–size pellets to large storage silos, is conveyed through a pipeline system to injection or compression molding, or blowmolding machines where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected or blowmolded at high pressure into a specially designed, multi–cavity mold. The principal equipment in our plants includes injection molding, compression molding and blowmolding machines, finishing lines that print, label and insert closures with foam or foil to meet customer requirements and automated systems for handling and processing raw materials and finished goods. We use similar, automated processes in the production of our bottles.
     Our operations use advanced automated and proprietary manufacturing processes to provide high quality products at relatively low production costs. We have a continuous process improvement program designed to further automate our production flow, enhance the capabilities of our workforce and upgrade our molds, equipment and systems. This enables us to limit our direct labor costs while meeting the strict sanitary requirements necessary for producing food and beverage packaging products. Beginning in fiscal 2004 and continuing throughout fiscal 2005, we have applied our continuous process improvement program to the operations of PTI, which we believe has yielded and will continue to yield significant improvements in PTI’s operations. In addition, we have developed significant propriety manufacturing processes that we believe provide us with a competitive advantage.
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
     The backlog for CFT closures and containers at PTI is subject to greater variability than our other businesses. CFT orders received from customers may require product deliveries that may be immediate or may extend over a three- to nine-month period. In addition, one of PTI’s major customers receives shipments under a consignment arrangement. Revenue for this customer is recognized upon consumption. Due to these factors, it is difficult to predict PTI’s sales for any given period based on the backlog.
Sales, marketing and customer service
     We sell our products through our in–house sales staff, sales representatives and, to a lesser extent, distributors. Domestically, a substantial portion of our sales and marketing activities are conducted by majority–owned subsidiaries. Calls on customers and participation at trade shows are our primary means of customer contact. A number of our customers are large corporate clients with numerous production facilities, and each facility may make its own purchase decisions. Our customers include processors and packagers of fluid milk, non–carbonated bottled water, chilled juice and flavored drink products sold on the retail level and condiments sold in the wholesale and institutional market, as well as producers and distributors of CFT products. Our top ten customers (including our European joint venture, which is one of our customers) accounted for approximately 39% of our sales during fiscal 2005. No customer accounted for 10% or more of total sales during fiscal 2005. We believe that we are the sole or largest supplier to our top 25 customers for the products we supply to them. Our consistent product quality and customer service have allowed us to develop strong relationships with our customers; our relationships with our top 25 customers average 14 years in length. For information regarding revenues and net income (loss) by segment, see Note 14 of the Notes to Consolidated Financial Statements.

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
International sales and joint ventures
     Our international sales have increased substantially in recent years. Export sales from the United States and sales from our non–U.S. facilities increased to $142.6 million in fiscal 2005 from $111.7 million and $92.8 million in fiscal 2004 and 2003, respectively. Bottled water companies and other non–carbonated beverage companies in Europe, East Asia, Latin America, Australia and elsewhere have continued to adopt more advanced packaging materials and techniques and have increasingly chosen to purchase our products from our nearby plants rather than from the U.S. facilities. Correspondingly, our foreign subsidiaries have increased their production, and total foreign sales accounted for 54% of our consolidated sales in fiscal 2005. For fiscal 2005, 2004 and 2003, export closure sales from the United States to unaffiliated customers were $6.7 million, $8.9 million and $3.9 million, respectively, and export CFT sales were $4.4 million and $4.0 million in fiscal 2005 and 2004, respectively. For information regarding international revenues and net income (loss) by geographical region, see Note 14 of the Notes to Consolidated Financial Statements.
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
     While no single competitor offers products that compete with all of our product lines, we face direct competition in each of those lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. For example, we compete with divisions or subsidiaries of Alcoa, Inc., Berry Plastics Corporation, Crown Cork & Seal Company, Inc., International Paper Company and Rexam PLC, as well as a number of smaller companies, such as IPEC, Blackhawk Molding Company and Integra. Additionally, from time to time we also face direct competition from bottling companies and other beverage and food providers that elect to produce their own closures rather than purchase them from outside sources. A significant increase in competition, through technological innovations, offerings of lower priced products or introduction of new products not offered by us, could have a significant adverse effect on our financial condition and results of operations.
Employees
     As of August 31, 2005, we had 1,321 full–time employees, 39 of whom were engaged in product development, 89 in marketing, sales and customer support, 1,099 in manufacturing and 94 in finance and administration. We use seasonal and part–time employees for training, vacation replacements and other short–term requirements. None of our employees in the United States are covered by any collective bargaining agreement. Approximately 34 employees of our Canadian subsidiary are members of the Teamsters Union, and during fiscal 2005, we entered into a three–year agreement with this Union. In addition, approximately 70 of our employees are covered by a collective bargaining agreement in Mexico. We have never experienced a work stoppage and believe that employee relations are good.

Item 2. PROPERTIES
Properties
     We believe that our facilities are well–maintained, in good operating condition and strategically located. We also believe our facilities are adequate for our current needs and near–term growth requirements. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. We cannot assure you that unanticipated developments will not occur that would require us to add production facilities sooner than expected. The table below indicates the locations, functions, square footage and nature of ownership of our current facilities as of August 31, 2005.

			Nature of
Location	Functions	Square feet	ownership(1)
San Jose, CA	Corporate Office and Engineering	21,930	Owned
Kingsport, TN	Closure Mfg./Warehouse	93,400	Owned
Clifton Park, NY	Closure Mfg./Warehouse	51,400	Leased
Batavia, IL	Principal Executive Office/Closure Mfg./Warehouse /Engineering/Research and Development	73,100	Leased
New Castle, PA	Corporate Office/Warehouse/Equipment Division	60,000	Owned
Sumter, SC(2)	Warehouse	56,700	Owned
Melbourne, FL(1)	Sales Representative Organization	1,000	Leased
Onsted, MI	Sales Representative Organization	250	Leased
Kansas City, MO	Sales Representative Organization	150	Leased
Michigan Center, MI(1)	Tool Manufacturing	12,000	Leased
Tolleson, AZ	Closure Mfg/Warehouse	115,000	Leased
Woonsocket, RI	Closure and Container Mfg./Warehouse	495,000	Owned
Louney, Czech Republic(3)	Land	362,722	Owned
Litinov, Czech Republic(1)(4)	Closure Mfg.	32,733	Leased
Shanghai, China(1)(5)	Closure Mfg./Warehouse/Engineering/Research and Development	65,060	Leased
Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	49,000	Leased
Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	55,600	Leased
Toronto, Ontario, Canada (1)	Bottle Mfg./Warehouse	47,000	Leased
Montreal, Quebec, Canada	Bottle Mfg./Warehouse	43,500	Leased
Le Gardeur, Quebec, Canada(1)	Machine building	10,464	Leased
Guadalajara, Mexico (6)	Bottle & Closure Mfg/Warehouse	80,000	Leased
Doncaster, South Yorkshire, England	Bottle & Closure Mfg./Warehouse/Engineering/Research and Development	80,000	Leased
Albany, Auckland, New Zealand(1)	Office/Warehouse	1,500	Leased

(1)	The facilities shown as leased in the table above are subject to long–term leases or lease options that extend for at least five years, except as follows: (a) the lease for Melbourne, FL is on a month to month basis, (b) the lease for Michigan Center, MI expired in October 2005, the Company is leasing the facility through December 2005, (c) the lease for Litinov, Czech Republic expires in December 2006, (d) the lease for Shanghai, China expires in November 2007, (e) the lease for New Zealand expired in March 2005 and is on a month to month basis for one year, (f) the lease for Le Gardeur, Quebec expires in November 2006 and (g) the lease for Toronto, Ontario expires in February 2006.

(2)	We closed our South Carolina plant and relocated its operations primarily to Kingsport, Tennessee and to other facilities during fiscal 2004.

(3)	We purchased land in Louney, Czech Republic in November 2003. No building activity has begun on this site. We are reviewing various options regarding the expansion of our manufacturing capabilities in the Czech Republic that may or may not include development of this land.

(4)	We entered into a short-term lease of manufacturing space in our CSE joint venture partner’s manufacturing plant. The lease expires in December 2006.

(5)	In April 2004, we entered into leases of two additional buildings, totaling 31,860 square feet, in Shanghai, China. The building A lease became effective May 1, 2004 and building B lease became effective November 1, 2004. The lease term for building A is 24 months and the lease term for building B is 18 months.

(6)	In April 2004, we amended the lease of our Guadalajara, Mexico plant to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed by September 1, 2004, at which time the amended lease became effective. We guaranteed approximately $0.2 million in future lease payments related to the amended lease. This is in addition to the guaranty of approximately $0.6 million related to the original lease. The amended lease expires August 31, 2014.
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
     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Co. alleges that a “single-stick” label attached to our five–gallon caps causes our caps to infringe a patent held by it and is seeking damages. We have answered the complaint denying all allegations and asserting that Portola’s products do not infringe the Blackhawk Molding Co. patent and that the patent is invalid. The Court has completed the first phase of claim construction and motions for summary judgments are pending. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.
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
     As of October 31, 2005, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. As of October 31, 2005, there were 194 holders of record of the 8,584,385 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,170,395 outstanding shares of Class B Common, Series 2. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding our common stock.
Dividend Policy
     We have not paid dividends on any class of our common stock. Furthermore, certain of our agreements, including the indenture related to our Senior Notes issued on January 23, 2004 and the fourth amendment to the amended and restated senior revolving credit facility entered into on January 23, 2004, and as subsequently amended, restrict our ability to pay dividends.
Recent Sales of Unregistered Securities
     During the fiscal 2005 period covered by this report, we did not issue or sell any shares of our common stock.

Item 6. SELECTED FINANCIAL DATA
     The following table sets forth Portola’s selected consolidated historical financial data for each of the five years in the period ended August 31, 2005, which have been derived from the consolidated financial statements of Portola, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The consolidated balance sheet as of August 31, 2005 and 2004 and the consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended August 31, 2005, 2004 and 2003 are included elsewhere in this report. The following data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this report.

	Year ended August 31,
(Dollars in thousands)	2001	2002	2003	2004	2005

Consolidated statements of operations data, as amended:
Sales	$219,418	$210,757	$215,315	$242,507	$264,964
Cost of sales (1)	169,544	157,270	166,777	201,808	220,994

Gross profit	49,874	53,487	48,538	40,699	43,970
Selling, general and administrative	28,774	30,844	29,307	30,894	28,252
Research and development	3,096	3,069	4,729	6,209	3,836
(Gain) loss on sale of property plant and equipment(2)	(6,784)	(20)	30	(1,582)	39
Fixed asset impairment charge(3)	—	—	—	1,120	—
Amortization of intangibles(4)	4,176	1,551	903	1,233	989
Goodwill impairment charge	—	—	207	—	—
Restructuring costs(5) (6)	1,939	—	405	3,809	2,471

	31,201	35,444	35,581	41,683	35,587

Income (loss) from operations	18,673	18,043	12,957	(984)	8,383
Interest income(7)	(75)	(1,083)	(120)	(212)	(43)
Interest expense	14,453	13,251	12,544	15,843	16,439
Amortization of debt issuance costs	718	756	777	2,545	1,609
Loss on warrant redemption(8)	—	—	—	1,867	—
Minority interest expense (income)(9)	278	113	73	5	(3)
Equity loss (income) of unconsolidated affiliates, net(10)	37	(340)	(415)	(625)	(235)
Income on dissolution of joint venture	—	(475)	—	—	—
Income on recovery of investments(11)	—	(1,103)	—	—	—
Foreign currency transaction loss (gain)	50	285	(348)	(968)	(1,523)
Other expense (income), net	108	(39)	194	159	(37)

	15,569	11,365	12,705	18,614	16,207

Income (loss) before income taxes	3,104	6,678	252	(19,598)	(7,824)
Income tax provision	2,074	2,242	2,071	1,193	3,729

Net income (loss)	$1,030	$4,436	$(1,819)	$(20,791)	$(11,553)

	As of August 31,
(Dollars in thousands)	2001	2002	2003	2004	2005

Consolidated balance sheet data:
Working capital	$18,665	$18,147	$10,457	$32,879	$31,291
Total assets	149,632	136,531	132,674	189,082	179,969
Total debt	142,382	130,911	127,235	199,484	203,977
Redeemable warrants(12)	10,510	10,359	10,302	—	—
Total shareholders’ deficit	(27,279)	(25,046)	(26,413)	(46,871)	(57,754)
Cash Flow Data:
Net cash provided by (used in) operating activities	15,020	24,291	14,294	(383)	(1,196)
Net cash used in investing activities	(4,102)	(10,927)	(10,582)	(53,038)	(12,992)
Net cash (used in) provided by financing activities	(11,569)	(12,135)	(3,870)	61,089	3,551
Other data:
Closure unit volume (in millions) (unaudited)	12,871	12,693	12,337	12,174	12,645
Closure unit volume growth (unaudited)	7.8%	(1.4)%	(2.8)%	(1.3)%	3.9%
EBITDA(13)	40,223	40,033	31,590	17,023	25,962
Depreciation and amortization(1)	21,948	19,348	18,017	18,233	15,738
Amortization of debt issuance costs	718	756	777	2,545	1,609
Capital expenditures	14,088	10,488	11,081	22,150	12,493

See next page for notes to selected consolidated financial data

Notes to selected consolidated financial data

(1)	Management performed a detailed analysis and also researched industry averages concerning the average life of molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004 and would have incurred approximately $0.6 million of additional depreciation expense for fiscal 2005.

(2)	(Gain) loss on sale of property, plant and equipment includes a $1.6 million gain on the sale of our manufacturing buildings in Chino and San Jose, California in fiscal 2004, and a $6.8 million gain on the sale of real estate in San Jose, California in fiscal 2001.

(3)	We identified the Sumter, South Carolina facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to this building in 2004. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations to our Kingsport, Tennessee plant.

(4)	Includes amortization of patents and technology licenses, tradename, covenants not–to–compete and customer relationships for all years presented and also includes goodwill amortization for fiscal 2001. Effective September 1, 2001, we chose early adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets, at which time the amortization of goodwill ceased.

(5)	We incurred restructuring cost of $2.5 million during fiscal 2005, related to the reduction of workforce in selling, general and administrative areas primarily in the corporate division and in various manufacturing divisions throughout the Company, including PTI, Mexico, U.K., United States – Closures and Other. At August 31, 2005 accrued restructuring cost amounted to $1.1 million for employees severance costs. As of August 31, 2005 approximately $2.8 million had been charged against the restructuring reserve for the employee severance costs. We anticipate that the majority of the accrual balance will be paid within twelve months from the end of fiscal 2005. For more information see Note 4 of the Notes to our Consolidated Financial Statements.

(6)	We incurred restructuring costs of $3.8 million during fiscal 2004, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1.4 million for employee severance costs. As of August 31, 2004, approximately $2.7 million had been charged against the restructuring reserve for the employee severance costs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility.

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

(7)	Interest income includes income on the revaluation of redeemable warrants to purchase shares of our Class A Common Stock, and in fiscal 2002, interest income also included $0.8 million recognized on the recovery of an investment in Sand Hill Systems, Inc., an entity in which our former chief executive officer and certain other officers held a financial interest. See Note 15 of the Notes to our Consolidated Financial Statements.

(8)	Represents loss on warrant redemption in fiscal 2004 (see Note 12 to selected consolidated financial data below).

(9)	Represents minority interest expense for our consolidated subsidiaries that are not wholly owned.

(10)	Represents equity (income) loss relating to our 50% interest in Capsnap Europe Packaging GmbH.

(11)	Represents income relating to the forgiveness of debt in the dissolution of one of our joint ventures.

(12)	We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model.

(13)	EBITDA represents, for any relevant period, income (loss) before interest expense, taxes, depreciation of property, plant and equipment, amortization of debt issuance costs and amortization of intangibles. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. EBITDA is used as a measure of financial performance by the Company and certain investors may use this as a measure of financial performance for our Company. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

	Year ended August 31,
(Dollars in thousands)	2001	2002	2003	2004	2005

Consolidated net income (loss)	$1,030	$4,436	$(1,819)	$(20,791)	$(11,553)
Add: Interest expense	14,453	13,251	12,544	15,843	16,439
Taxes	2,074	2,242	2,071	1,193	3,729
Depreciation and amortization	21,948	19,348	18,017	18,233	15,738
Amortization of debt issuance costs	718	756	777	2,545	1,609

EBITDA	$40,223	$40,033	$31,590	$17,023	$25,962

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
     We are a leading designer, manufacturer and marketer of plastic closures, bottles and related equipment used for packaging applications in the non–carbonated beverage and institutional foods markets. We also design, manufacture and sell closures and containers for the cosmetics, fragrance and toiletries market. Our products provide our customers with a number of value–added benefits, such as the ability to increase the security and safety of their products by making them tamper evident and leak–proof.
     As of August 31, 2005, we had the following principal holding and operating subsidiaries:
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
Portola Holding (Asia Pacific) Limited—Hong Kong
Portola GmbH—Austria
Portola s.r.o.—Czech Republic
Portola Packaging (ANZ) Limited – New Zealand
     All of these subsidiaries, except Portola Packaging (ANZ) Limited, are restricted subsidiaries under the indenture governing our $180.0 million in aggregate principal amount of 8 1/4% Senior Notes that we issued in January 2004. The following subsidiaries are restricted subsidiaries under the terms of our senior revolving credit facility entered into in January 2004: Portola Allied Tool, Inc., Northern Engineering and Plastics Corporation, PTI, Portola Ltd., Portola Packaging Limited, Portola Packaging Canada Ltd., and Portola Packaging, Inc. Mexico, S.A. de C.V. Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing our Senior Notes and the terms of our senior credit facility. Unrestricted subsidiary status imposes limitations on our ability and the ability of our restricted subsidiaries to finance the operations of unrestricted subsidiaries.
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

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.6 million and $1.2 million as of August 31, 2005 and August 31, 2004, respectively.
     Revenue recognition. The Company recognizes revenue upon shipment of our products when persuasive evidence of an arrangement exists with fixed pricing and collectibility is reasonably assured. Our general conditions of sale explicitly state that the delivery of our products is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier. All shipping and handling fees billed to customers are classified as revenue and the corresponding costs are recognized in cost of goods sold.
     Inventory valuation. Cap, bottle and CFT related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.2 million and $1.4 million as of August 31, 2005 and August 31, 2004, respectively.
     Depreciation lives. We periodically evaluate the depreciable lives of our fixed assets. Management performed detailed analysis and also researched industry averages concerning the average life of molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004 and would have incurred approximately $0.6 million of additional depreciation expense for fiscal 2005 .
     Impairment of assets. We periodically evaluate our property, plant and equipment and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. We identified that our Sumter, South Carolina facility would not be utilized in the near term and recorded an impairment loss of $1.1 million during the fourth quarter of fiscal 2004 for the write down of this facility to fair market value based on a real estate appraisal performed by a third party. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations.
     Impairment of goodwill and non amortizing assets. At August 31, 2005 and 2004, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. Based on our reviews, we did not record an impairment loss during fiscal 2005 and 2004. We recorded an impairment loss of $0.2 million during fiscal 2003 for goodwill related to our purchase of the remaining 45% interest in Shanghai Portola Packaging Company Limited in March 2000. The impairment test for the non amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $23.8 million and $16.3 million against net deferred tax assets as of August 31, 2005 and August 31, 2004, respectively.
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
     Impact of equity issuances. We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00–19, the change in the price of the warrants of $0.1 million and $0.1 million was recognized as interest income during fiscal 2004 and 2003, respectively. As of August 31, 2005, no warrants are outstanding.
Results of operations
Fiscal year ended August 31, 2005 compared to fiscal year ended August 31, 2004
     Sales. Sales increased $22.5 million, or 9.3%, to $265.0 million for fiscal 2005 from $242.5 million for fiscal 2004. Increased selling prices resulting from higher cost of resin across all divisions, that we were able to pass through to customers, improved foreign exchange rates, and higher volume levels were the primary contributing factors to our increased sales compared to last fiscal year. Sales by our Blow Mold Technology operations increased $8.3 million due to increased product sales in both the bottle and closure operations and, to a lesser extent, favorable changes in the Canadian foreign exchange rate. Sales by our Czech/Austria operations increased $7.7 million due to increased sales volume and sales volume transferred from our PTI and U.K. operations. Sales by our U.K. operations increased $4.9 million due primarily to increased product sales in the closure operations, equipment sales and, to a lesser extent, favorable changes in the foreign exchange rate. Sales by our China operations increased $4.1 million primarily due to increased cutlery sales in our advanced molding division. Sales by our Mexico operations increased $2.9 million due to increased product sales in the bottle operations due to stronger market demand. Sales by our United States Closures operations increased $1.7 million in total mainly due to increased selling prices as we were able to pass through to customers increased resin costs and to a lesser extent, favorable product mix. Offsetting these increases were decreased U.S. equipment sales of $4.0 million due to lower customer orders. PTI decreased $1.2 million due mainly to the transfer of orders to the Czech facility and a general market decline for our customer products.
     During fiscal 2005 and 2004, our top ten customers accounted for approximately 39% and 34% of our sales, respectively. During fiscal 2005 and 2004, no customer accounted for 10% or more of total sales.
     Gross profit. Gross profit increased $3.3 million or 8.1% to $44.0 million for fiscal 2005 from $40.7 million for fiscal 2004. Gross profit decreased as a percentage of sales to 16.6% in fiscal 2005 from 16.8% in fiscal 2004. Gross profit increased primarily due to margin increases in the U.S. Closures, Blow Mold Technology, Czech and Austria and U.S. equipment operations. In U.S. Closures, margins increased by $3.6 million primarily due to productivity enhancements from our continuous improvement programs as well as the full year impact of the consolidation of three of our plants in the U.S, which resulted in lower employee and overhead costs. Blow Mold Technology margins increased by $0.9 million due to additional volume and cost reduction activities. Austria and Czech gross profit increased by $0.5 million due to the establishment of business in these markets as well as increased volume due to transfers of PTI business into the European market. These increases in gross profit were partially offset by decreases in Mexico, U.K. and PTI operations. The margins in Mexico’s operations decreased by $0.8 million and U.K. margins decreased by $0.4 million mainly due to increased resin costs that we were not able to fully pass through to customers as well as higher freight and utility costs at the Mexico facility. The decrease in gross margin of $0.3 million at PTI was mostly attributable to lower sales volume. Additionally, increased expenses incurred in our anti-counterfeiting division decreased margins by $0.4 million.
     Overall, fiscal 2005 direct materials, labor and overhead costs represented 44.3%, 16.6% and 22.5% of sales, respectively, compared to fiscal 2004 percentages of 39.3%, 18.0% and 25.8%. Direct material costs as a percentage of sales increased for fiscal 2005 from fiscal 2004 primarily due to increased resin prices. In addition, labor and overhead costs decreased as a percentage of sales in fiscal 2005 compared to fiscal 2004 due to the plant consolidations that occurred in fiscal year 2004, reductions in expenses as a result of the continuous process improvement programs implemented in fiscal year 2005 as well as other additional voluntary labor reductions.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.6 million or 8.4% to $28.3 million in fiscal 2005 from $30.9 million in fiscal 2004. The decrease in expenses was primarily a result of various cost reduction programs that were implemented in late 2004 and throughout fiscal 2005 which included a reduction in manpower. These cost reductions were offset in part by increased outside consulting fees of $0.4 million, relating to Sarbanes-Oxley 404 implementation, and higher legal costs of $1.2 million. Selling, general and administrative expenses decreased as a percentage of sales to 10.7% for fiscal 2005 from 12.7% for fiscal 2004.
     Research and development expenses. Research and development expenses decreased $2.4 million or 38.7% to $3.8 million in fiscal 2005 from $6.2 million in fiscal 2004, and decreased as a percentage of sales to 1.4% in fiscal 2005 from 2.6% in fiscal 2004. These decreases were primarily due to staff reductions relating to a restructuring of the research and development department in late fiscal 2004, as well as lower prototype and consulting expenses.
     Loss (gain) on sale of property, plant and equipment. We recognized a net loss of $39,000 on the sale of property, plant and equipment during fiscal 2005 compared to a net gain of $1.6 million incurred during the same period of fiscal 2004 due to the sale of our manufacturing buildings in Chino and San Jose, California.
     Fixed asset impairment charge. We identified that our Sumter, South Carolina facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to this building during the fourth quarter of fiscal 2004. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations primarily to our Kingsport, Tennessee plant.
     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents and technology, licenses, certain tradenames, covenants not–to–compete and customer relationships) decreased $0.2 million or 16.7% to $1.0 million for fiscal 2005 from $1.2 million in fiscal 2004. This decrease was due to certain intangible assets being fully amortized mid year fiscal 2005.

     Restructuring costs. During fiscal 2005, we incurred restructuring charges of $2.5 million for severance costs relating to the restructuring of various divisions throughout the company including PTI, Mexico, U.K., Austria, Corporate and U.S. Closures. As of August 31, 2005, we have a reserve balance of $1.1 million which will be paid within twelve months from the end of fiscal 2005. In fiscal 2004, we incurred restructuring charges of $3.8 million due to employee severance costs related to the closing and relocation of our three plants in Chino and San Jose, California and Sumter, South Carolina and reductions in our workforce in research and development and selling, general and administrative staffs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The move was completed during the third quarter of fiscal 2004. The operations from the South Carolina plant were relocated in the first quarter of fiscal 2004 primarily to our existing facility in Kingsport, Tennessee as well as to other domestic facilities. During fiscal year 2005 approximately $2.8 million had been charged against the restructuring reserve for employee severance costs.
     Income (loss) from operations. Due to the effect of the factors summarized above, income from operations increased $9.4 million to $8.4 million for fiscal 2005 from a loss of $1.0 million for fiscal 2004.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity income of unconsolidated affiliates, foreign currency transaction (gain) and loss, and loss on warrant redemption.
     Interest expense increased by $0.6 million or 3.8% to $16.4 million in fiscal 2005 from $15.8 million in fiscal 2004 primarily due to higher debt levels.
     Amortization of debt issuance costs decreased $0.9 million or 36.0% to $1.6 million in fiscal 2005 from $2.5 million in fiscal 2004. This decrease is due to the financing fees written off in fiscal 2004 related to the $110.0 million in aggregate principal amount of 10.75% Senior Notes due 2005 partially offset by increased amortization expense due to debt issuance costs capitalized related to the financing of the $180.0 million in aggregate principal amount of 8 1/4% Senior Notes due 2012 and the fourth amendment of our senior secured credit facility due 2009.
     We recognized a gain of $1.5 million on foreign exchange transactions for fiscal 2005 compared to a gain of $1.0 million in fiscal 2004. The gain on foreign currency transaction for fiscal 2005 is due primarily to favorable rates against the United Kingdom Pound Sterling, Canadian Dollar and Mexican Peso.
     During fiscal 2004, we repurchased two warrants to purchase our Class A common stock and incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.
     Income tax provision. The income tax provision for fiscal 2005 was $3.8 million on loss before income taxes of $7.8 million, compared to an income tax provision of $1.2 million in fiscal 2004 on loss before income taxes of $19.6 million. The tax expense for fiscal 2005 is due primarily to our U.K. and Blow Mold Technology operations, which had net income for fiscal 2005. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and establishing a valuation allowance in fiscal 2005 for our China, Mexico and Czech operations.
     Net loss. Net loss was $11.6 million in fiscal 2005 compared to a net loss of $20.8 million in fiscal 2004.
Fiscal year ended August 31, 2004 compared to fiscal year ended August 31, 2003
     Sales. Sales increased $27.2 million, or 12.6%, to $242.5 million for fiscal 2004 from $215.3 million for fiscal 2003. This increase was mainly attributable to our acquisition of PTI in September 2003, which contributed sales of $27.8 million during the fiscal year. Sales by our Blow Mold Technology operations increased $5.3 million due to higher average selling prices and increased product sales, primarily in the bottle operations and, to a lesser extent, in the closure operations. In addition, Blow Mold Technology increased due to timing of orders and increased market share in the tooling division. Sales by our U.K. operations increased $4.7 million due primarily to increased product sales in the closure operations and, to a lesser extent, favorable foreign exchange rate changes. Sales by our China operations increased $3.0 million primarily due to increased product sales in the closure operations and, to a lesser extent, increased sales in our advanced molding division that produces plastic parts for the high technology market. Sales by our Mexico operations increased $1.4 million due to increased product sales in the closure operations due to stronger market demand, including incremental new volume from Mexico’s largest dairy. In addition, the Austria operations we established in fiscal 2004 contributed $0.4 million to sales. Offsetting these increases were decreased sales of $13.1 million in United States closures sales. The primary reasons for the decrease were reduced sales volumes due to a loss of customers, particularly in the high volume 38mm dairy closure market, pricing pressures from competitors affecting a number of customers and reduced sales volumes for certain higher priced and higher margin 110mm closures as compared to fiscal 2003 as the market shifted towards screw caps. The downward pressure on pricing stabilized toward the end of the fiscal year. U.S. equipment sales decreased $2.2 million due to lower customer orders as a result of weakness in the equipment market.
     During fiscal 2004 and 2003, our top ten customers accounted for approximately 34% and 38% of our sales, respectively. During fiscal 2004 and 2003, no customer accounted for 10% or more of total sales.
     Gross profit. Gross profit decreased $7.8 million or 16.1% to $40.7 million for fiscal 2004 from $48.5 million for fiscal 2003 and decreased as a percentage of sales to 16.8% in fiscal 2004 from 22.5% in fiscal 2003. Gross profit decreased primarily due to margin decreases in the United States, U.K. and Mexico operations. In the United States, margins were negatively impacted by intense pricing pressures from competitors affecting a number of 38mm dairy products and customers, increases in resin prices, as we are generally obligated to delay price increases to contract customers from thirty to ninety days, increased production capacities brought on line by our competitors for products of ours that are no longer patent protected, and reduced sales volumes primarily for our 110mm product line which has both higher prices and higher margins. U.S. equipment margins decreased due to higher costs, primarily in materials and labor, as well as an increase in inventory reserves for slow-moving material. In the U.K., margins were negatively impacted by increased competition and industry over capacity, which led to lower pricing, primarily in the dairy closure market and, to a lesser extent, by increases in resin prices. In Mexico, margins were negatively impacted primarily due to increased expenses related to the importation of a compression molded 38mm product produced in our Batavia, Illinois plant. The Mexico plant added capacity to produce this closure locally beginning in the fourth quarter of fiscal 2004. In addition, Mexico’s margins were negatively impacted due to pricing pressures from competitors affecting a number of high volume closure products. These margin decreases in the U.S., U.K. and Mexico were partially offset by increases in gross profit related to our acquisition of PTI in September 2003. In addition, as of September 1, 2003, we changed the depreciable lives of our molds from three years to five years. If we had not changed the lives of the molds, we would have incurred $1.6 million in additional depreciation expense during fiscal 2004, which would have had a negative impact on gross profit (see Note 6 of the Notes to Consolidated Financial Statements).
     In addition, we incurred one-time relocation and plant consolidation expenses of $1.9 million related to the consolidation of six manufacturing facilities into four facilities in the U.S. Closures operations. We also incurred one-time facility refurbishment costs of $0.5 million related to the acquisition of PTI’s plant in Woonsocket, Rhode Island. These expenses were charged to cost of sales for fiscal 2004.
     Overall, fiscal 2004 direct materials, labor and overhead costs represented 39.3%, 18.0% and 25.8% of sales, respectively, compared to fiscal 2003 percentages of 36.9%, 15.6% and 25.0%. Direct material costs as a percentage of sales increased for fiscal 2004 from fiscal 2003 primarily due to increased resin prices. In addition, direct materials, labor and overhead costs increased as a percentage of sales in fiscal 2004 compared to fiscal 2003 due to the decrease in volume of higher margin products noted above.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.6 million or 5.5% to $30.9 million in fiscal 2004 from $29.3 million in fiscal 2003 and decreased as a percentage of sales to 12.7% for fiscal 2004 from 13.6% for fiscal 2003. Expenses increased $2.7 million as a result of the PTI acquisition. In addition, $0.6 million of expenses were incurred for new international operations located in Austria and the Czech Republic. These increases were partially offset by reductions of personnel in our U.S. corporate offices and closure operations and, to a lesser extent, lower U.S. sales commission expense.
     Research and development expenses. Research and development expenses increased $1.5 million or 31.9% to $6.2 million in fiscal 2004 from $4.7 million in fiscal 2003, and increased as a percentage of sales to 2.6% in fiscal 2004 from 2.2% in fiscal 2003. Expenses increased $1.2 million as a result of the PTI acquisition. The remaining increases were due primarily to increased prototype expenses related to new products and increased patent legal expenses.
     Loss (gain) on sale of property, plant and equipment. We recognized a net gain of $1.6 million on the sale of property, plant and equipment during fiscal 2004, due to the sale of our manufacturing buildings in Chino and San

Jose, California, compared to a net loss of $30,000 incurred during the same period of fiscal 2003.
     Fixed asset impairment charge. We identified that our Sumter, South Carolina facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to this building during the fourth quarter of fiscal 2004. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations primarily to our Kingsport, Tennessee plant. The Sumter plant is currently being used as a storage facility and we have written the building down to its fair market value of $0.9 million.
     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents and technology, licenses, certain tradenames, covenants not–to–compete and customer relationships) increased $0.3 million or 33.3% to $1.2 million for fiscal 2004 from $0.9 million in fiscal 2003. This increase was primarily due to the amortization of PTI intangible assets acquired in September 2003.
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
     Interest income increased $0.1 million or 100.0% to $0.2 million during fiscal 2004 from $0.1 million in fiscal 2003, primarily due to interest earned on $7.9 million of cash held in an investment account with respect to the pending self-tender offer for our common stock. Interest expense increased by $3.3 million or 26.4% to $15.8 million in fiscal 2004 from $12.5 million in fiscal 2003 primarily due to the issuance in January 2004 of $180.0 million in aggregate principal amount of 8 1/4% Senior Notes due 2012. Due to the 30-day call notice and timing of the repurchase of the $110.0 million in aggregate principal amount of 10.75% Senior Notes due 2005, we paid approximately 30 days of duplicative interest on the $110.0 million in aggregate principal amount of 10.75% Senior Notes due 2005 and accrued 30 days of interest on the $180.0 million in aggregate principal amount of 8 1/4% Senior Notes due 2012. In addition, the interest expense is $0.8 million higher per quarter due to the increase in the aggregate principal amount of outstanding Senior Notes from $110.0 million to $180.0 million, which is partially offset by the decrease in interest rates from 10 3/4% to 8 1/4%.
     Amortization of debt issuance costs increased $1.7 million or 212.5% to $2.5 million in fiscal 2004 from $0.8 million in fiscal 2003. We wrote off financing fees related to the $110.0 million in aggregate principal amount of 10.75% Senior Notes due 2005. In addition, amortization expense increased due to debt issuance costs capitalized related to the financing of the $180.0 million in aggregate principal amount of 8 1/4% Senior Notes due 2012 and the fourth amendment of our senior secured credit facility due 2009.
     We recognized a gain of $1.0 million on foreign exchange transactions for fiscal 2004 compared to a gain of $0.3 million in fiscal 2003. The gain on foreign currency transaction for fiscal 2004 is due primarily to the U.S. dollar performing stronger against the United Kingdom Pound Sterling and the Austrian Eurodollar.
     During fiscal 2004, we repurchased two warrants to purchase our Class A common stock and incurred a loss on the redemption of $1.9 million during the second quarter of fiscal 2004.

     Income tax provision. The income tax provision for fiscal 2004 was $1.2 million on loss before income taxes of $19.6 million, compared to an income tax provision of $2.1 million in fiscal 2003 on income before income taxes of $0.3 million. The tax expense for fiscal 2004 is due primarily to our U.K., Blow Mold Technology, Mexico and China operations, which had net income for fiscal 2004. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and the reversal of a valuation allowance in fiscal 2004 that was provided in prior years for our China operations.
     Net loss. Net loss was $20.8 million in fiscal 2004 compared to a net loss of $1.8 million in fiscal 2003.
Liquidity and capital resources
Fiscal year ended August 31, 2005 compared to fiscal year ended August 31, 2004
     In recent years, we have relied primarily upon cash from operations and borrowings from financial institutions to finance our operations and fund capital expenditures and acquisitions. At August 31, 2005, we had cash and cash equivalents of $2.0 million, a decrease of $10.2 million from August 31, 2004. The decrease in cash is due primarily to the use of cash to pay down debt on our senior secured credit facility and to fund ongoing operations. We had allocated $7.9 million of cash and cash equivalents for a common stock repurchase program, which was terminated without the repurchase of any shares.
     Operating activities. Net cash used in operations totaled $1.2 million and $0.4 million in fiscal 2005 and 2004, respectively. Net cash used in operations for fiscal 2005 was principally the result of our change in working capital and net loss, largely offset by non–cash charges for depreciation and amortization and an aggregate of $2.3 million of non-cash items included in other (income) expense. See Notes 2 and 15 of the Notes to Consolidated Financial Statements for additional information. Working capital (current assets less current liabilities) decreased $1.6 million to $31.3 million as of August 31, 2005 from $32.9 million as of August 31, 2004. The decrease in working capital was due primarily to decreases in cash and accounts payable, offset partially by increases in accounts receivable and inventory.
     Investing activities. Cash used in investing activities totaled $13.0 million and $53.0 million in fiscal 2005 and 2004, respectively. In fiscal 2005, cash used in investing activities consisted primarily of $12.5 million for additions to property, plant and equipment and $0.5 million for intangible and other assets. The decrease of $40.0 million was due primarily to the acquisition of PTI in fiscal 2004 and a decrease of $9.7 million in capital spending in fiscal 2005 as compared to fiscal 2004. This was partially offset by proceeds of $6.6 million from the sale of assets in fiscal 2004.
     Our total capital expenditures for fiscal 2005 totaled $12.5 million. This amount was a substantial decrease from the prior year level of capital expenditures. The decrease in capital expenditures was primarily due to the following projects in fiscal 2004 that were one time occurrences: The U.S. consolidation of seven domestic closure facilities into five, expansion of our operations in China to produce certain of PTI’s products, leasehold improvement costs associated with our leased facility in the Czech Republic and our purchase of assets from a producer of dairy closures in the U.K. Our projected total capital expenditures for fiscal 2006 are expected to be approximately $13.5 million.
     Financing activities. At August 31, 2005, we had total indebtedness of $204.0 million, $180.0 million of which was attributable to our 8 1/4% Senior Notes due 2012. Of the remaining indebtedness, $23.8 million was attributable to our senior secured credit facility and $0.2 million was principally comprised of capital lease obligations. Net cash provided by financing activities decreased by $57.5 million, the decrease primarily reflects the 8 1/4% Senior Notes due 2012 offering that took place in fiscal 2004.
     On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of 8 1/4% Senior Notes due February 1, 2012 (the “8 1/4% Senior Notes” or “Senior Notes”). Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004, and the first interest payment was made on August 1, 2004. The indenture under which the senior notes were issued contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business, (x) make restricted payments and (xi) declare or pay dividends.
     Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes on January 23, 2004, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the sum of trailing 12 months restricted EBITDA times a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness, (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) the Company no longer is required to maintain a minimum borrowing availability amount and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The Company was in compliance with the covenants of the senior secured credit facility at August 31, 2005. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company believes it will be in compliance with these covenants during fiscal year 2006 and beyond. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2005, the Bank Prime Loan rate and LIBOR Loan rate were 7.75% and 6.82%, respectively. At August 31, 2005, we had $26.2 million available for borrowings under our credit facility under the borrowing base formula described above.
     Our senior secured credit agreement as amended and the indenture governing our 8 1/4% Senior Notes contain a number of significant restrictions and covenants as discussed above. While the June 21 Amendment eliminated the fixed charge coverage ratios under the secured credit agreement, there are covenants that we are required to meet to remain in compliance. Adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, which cannot be passed onto customers, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with these and other financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
     Pursuant to an Offer to Purchase dated March 5, 2004, we offered to purchase up to 1,319,663 shares of our common stock, representing approximately 11% of our outstanding shares of common stock, at a purchase price of $5.80 per share in cash. This offer was terminated on March 15, 2005. We did not purchase any shares of our common stock.
     Cash and cash equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed. The June 21 Amendment eliminated the minimum availability requirement. As of August 31, 2005, we had $2.0 million in cash and cash equivalents and our unused borrowing capacity under the senior secured credit facility was approximately $26.2 million.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but for the reasons stated above, we cannot assure you that this will be the case. In this respect we note that trends for the past two years in competitive pressures on pricing and costs of raw materials have not been favorable. We believe that historical negative trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies. However, we cannot assure you that substantial improvements will occur during fiscal 2006.
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
     Financing activities. At August 31, 2004, we had total indebtness of $199.5 million, $180.00 million of which was attributable to our 8 1/4% Senior Notes due 2012. Of the remaining indebtedness, $19.4 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease obligations.

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
Contractual obligations
     The following sets forth our contractual obligations as of August 31, 2005:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual Obligations:	(dollars in thousands)
Long-Term Debt, including current portion:
Senior Notes (1)	$276,525	$14,850	$29,700	$29,700	$202,275
Revolver (2)	29,214	1,571	3,143	24,500	—
Capital Lease Obligations (3)	132	44	61	27	—
Operating Lease Obligations (4)	32,232	3,942	6,357	5,873	16,060

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment commenced August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2005 was $4.4 million.

Related party transactions
     We enter into certain related party transactions throughout the course of our business. In connection with the financing transactions related to the $180.0 million offering of our 8 1/4% Senior Notes due 2012, we paid fees of $5.0 million to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1.1 million to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $0.4 million to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (Mr. Tomlinson was one of our directors until February 29, 2004, and he is a partner in Tomlinson Zisko LLP), and $0.1 million to Themistocles Michos our former Vice President, General Counsel and Secretary for services rendered. We also repurchased a warrant from JPMorgan Partners for $10.7 million, resulting in the recognition of a loss totaling $1.7 million. In addition, we paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson resigned from the Board on February 29, 2004 and Mr. Michos resigned as Vice President, General Counsel and Secretary on August 17, 2005.
     Related party sales of $8.7 million and $9.6 million for fiscal 2005 and 2004, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements.
Raw material price volatility
     Most of our closures are priced based in part on the cost of the plastic resins from which they are produced. Historically, we have been able to pass on increases in resin prices directly to our customers, subject to delays because of contractual provisions. PTI has only one contract with a customer that allows price increases due to increases in raw material costs.
Seasonality
     Our sales and earnings reflect a slightly seasonal pattern as a result of greater sales volumes during the summer months. As such, 48% and 47% of sales occurred in the first half of the year (September through February) while 52% and 53% of sales were generated in the second half (March through August) of fiscal 2005 and 2004, respectively.
Income taxes
     The relationship of income tax expense to income before income taxes is affected primarily by not providing a benefit for losses generated in certain foreign jurisdictions and a portion of our domestic operations. See Note 13 of the Notes to Consolidated Financial Statements.
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
     Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative

Instruments and Hedging Activities.” This statement amended SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition for fiscal 2005.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for non public companies (as defined by SEC rules) for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R).
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (“ARB” No. 43), Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on the Company.
     In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on the Company.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the ‘American Jobs Creation Act of 2004.’ The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company’s adoption of FAS 109-1 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No, FAS 109-2 (“FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on its financial condition or results of operations,
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is not yet determined, but likely to occur in 2005. The Company believes that its current segment reporting complies with EITF No. 04-10 and anticipates no significant changes upon adoption.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 154.
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
     As of August 31, 2005, our total indebtedness was approximately $204.0 million. $180.0 million of this amount represented the aggregate principal amount of our 8 1/4% Senior Notes due 2012, $23.8 million represented funds drawn down under our senior secured credit facility and $0.2 million was principally composed of capital leases. Moreover, as of August 31, 2005, we had a total shareholders’ deficit of $57.8 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our Senior Notes. Among other things, our indebtedness may:
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

Risks related to our business
We have completed the integration of PTI with the beverage product elements of our company, and we may not realize the anticipated benefits of this acquisition on a timely basis or at all.
     The integration of PTI with our other operations has been completed. Nonetheless, we may not realize the expected operating efficiencies, growth opportunities and other benefits of the transaction that we anticipated at the time of the acquisition or may realize them later than planned. Our management was not initially experienced in the sales and marketing of CFT products, and we depend significantly on the sales and marketing capabilities of inherited PTI management. Although most of PTI’s management have continued in the roles they performed prior to the acquisition, we cannot assure you that they will continue to do so in the future.
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
     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. During fiscal 2005, our top ten customers accounted for approximately 39% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. Accordingly, the effects of resin pricing on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2003, 2004 and 2005 have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At August 31, 2005, we had cash and cash equivalents of $2.0 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our 8 1/4% Senior Notes. In addition, our senior secured credit facility and the indenture governing our 8 1/4% Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we are limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we are unable to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
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
     We believe that growth has slowed in the domestic markets for our traditional beverage products and that, in order to increase our sales, we must continue to develop new products in the markets we currently serve and new products in different markets, to make acquisitions and to expand in our international markets. Developing new products, expanding into new markets and identifying and completing acquisitions will require a substantial investment and involve additional risks. We cannot assure you that our efforts to achieve such development and expansion or to identify and complete potential acquisitions will be successful. Expansion poses risks and potential adverse effects on our operating results, such as the diversion of management’s attention, the loss of key personnel and the risks of unanticipated problems and liabilities. We may be unsuccessful in making acquisitions because of capital constraints and because our senior credit facility imposes significant restrictions on our ability to make investments in or acquire other companies.
Difficulties presented by non–U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts
     Approximately 54% of our sales for fiscal 2005 were derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our United States sales. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:
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
     Weather conditions around the world can have a significant impact on our sales. Unusually cool temperatures during a hot weather season in one or more of our markets have adversely affected, and could again adversely affect, sales of our products in those markets. Hurricanes and other natural disasters can adversely affect the availability and cost of resins.
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
     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Co. alleges that a “single-stick” label attached to our five–gallon caps has caused our caps to infringe a patent held by it and is seeking damages. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.
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
We are controlled by Jack L. Watts, a Director and major shareholder, and J.P. Morgan Partners 23A SBIC, LLC, an affiliate of J.P. Morgan Securities Inc., and their interests may conflict with those of our other security holders.
     Jack L. Watts (a Director and major shareholder), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8 1/4% Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our other security holders. We currently have two independent directors (as defined under the federal securities laws) on our Board of Directors. Our Board of Directors and Compensation Committee have not met, including at such times when they have considered issues of importance to us, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange; however, the Audit Committee does meet such independence requirements. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements.
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

	August 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in thousands)
Liabilities:
Long–Term Debt, including current portion:
Fixed Rate—Notes	—	—	—	—	—	$180,000	$180,000
Average Interest Rate	—	—	—	—	—	8.25%	—
Variable Rate—Revolver (a)	—	—	—	$23,845	—	—	$23,845
Fixed Rate—Term	$44	$34	$27	$24	$3	—	$132
Average Interest Rate	3.15%	2.48%	2.62%	2.95%	4.76%	—	—

(a)	Average interest is equal to, at our election, either the Bank Prime Loan rate plus 1.50% or LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2005, the Bank Prime Loan rate was 7.75% and the LIBOR Loan rate was 6.82%.

The following table provides information about the fair value of our debt obligations. The fair value of our $180.0 million fixed rate notes was calculated based on the trading value at August 31, 2005.

	Fair Value August 31,
	2005	2004
	(dollars in thousands)
Liabilities:
Long–Term Debt, including current portion:
Fixed Rate—$180 million Senior Notes	$138,600	$156,600
Variable Rate—Revolver	$23,845	$19,349
Fixed Rate—Notes	$132	$135
Exchange Rate Sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year–end exchange rates. Items of income and expense are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2005, we incurred a gain of $1.5 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
Credit Risk Sensitivity
     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are concentrated primarily in several United States banks as well as in banks in Canada, Mexico, China, the Czech Republic and the United Kingdom. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold our financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.
     Our products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for fiscal 2005.
Resin Price Sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2004 and fiscal 2005, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2003, 2004 and 2005 materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2005. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page in
Form 10–K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of August 31, 2005 and 2004	39
Consolidated Statements of Operations for the Years Ended August 31, 2005, 2004 and 2003	40
Consolidated Statements of Cash Flows for the Years Ended August 31, 2005, 2004 and 2003	41
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended August 31, 2005, 2004 and 2003	42
Notes to Consolidated Financial Statements	43

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts	91

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Portola Packaging, Inc. and Subsidiaries:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its subsidiaries at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
November 17, 2005

Portola Packaging, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

August 31,	2005	2004

Assets
Current assets:
Cash and cash equivalents, including restricted cash of $100 and $0, respectively	$1,963	$12,249
Accounts receivable, net of allowance for doubtful accounts of $1,601 and $1,204, respectively	33,782	31,223
Inventories	19,243	17,857
Other current assets	3,686	4,737
Deferred income taxes	2,559	1,573

Total current assets	61,233	67,639
Property, plant and equipment, net	77,133	78,523
Goodwill	20,076	19,824
Debt issuance costs, net of accumulated amortization of $3,347 and $2,045, respectively	8,470	9,748
Trademarks and tradename	5,000	5,000
Customer relationships, net of accumulated amortization of $253 and $123, respectively	2,347	2,477
Patents, net of accumulated amortization of $8,069 and $7,653, respectively	1,589	2,005
Covenants not–to compete and other intangible assets, net of accumulated amortization of $1,191 and $896, respectively	752	1,192
Other assets	3,369	2,674

Total assets	$179,969	$189,082

Liabilities, minority interest and shareholders’ equity (deficit)
Current liabilities:
Current portion of long–term debt	$44	$82
Accounts payable	18,265	22,268
Book overdraft	103	674
Accrued liabilities	7,013	6,887
Accrued compensation	3,279	3,611
Accrued interest	1,238	1,238

Total current liabilities	29,942	34,760
Long–term debt, less current portion	203,933	199,402
Deferred income taxes	3,206	1,318
Other long–term obligations	642	473

Total liabilities	237,723	235,953

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2005 and 2004	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,584 shares in 2005 and 8,603 shares in 2004	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2005 and 2004	1	1
Additional paid–in capital	6,488	6,593
Accumulated other comprehensive loss	(931)	(1,706)
Accumulated deficit	(63,322)	(51,769)

Total shareholders’ equity (deficit)	(57,754)	(46,871)

Total liabilities, minority interest and shareholders’ equity (deficit)	$179,969	$189,082

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

Year ended August 31	2005	2004	2003

Sales	$264,964	$242,507	$215,315
Cost of sales	220,994	201,808	166,777

Gross profit	43,970	40,699	48,538

Selling, general and administrative	28,252	30,894	29,307
Research and development	3,836	6,209	4,729
Loss (gain) from sale of property, plant and equipment	39	(1,582)	30
Fixed asset impairment charge	—	1,120	—
Amortization of intangibles	989	1,233	903
Goodwill impairment charge	—	—	207
Restructuring costs	2,471	3,809	405

	35,587	41,683	35,581

Income (loss) from operations	8,383	(984)	12,957

Other (income) expense:
Interest income	(43)	(212)	(120)
Interest expense	16,439	15,843	12,544
Amortization of debt issuance costs	1,609	2,545	777
Minority interest (income) expense	(3)	5	73
Equity income of unconsolidated affiliates, net	(235)	(625)	(415)
Foreign currency transaction gain	(1,523)	(968)	(348)
Loss on warrant redemption	—	1,867	—
Other (income) expense, net	(37)	159	194

	16,207	18,614	12,705

(Loss) income before income taxes	(7,824)	(19,598)	252
Income tax provision	3,729	1,193	2,071

Net loss	$(11,553)	$(20,791)	$(1,819)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended August 31,	2005	2004	2003

Cash flows from operating activities:
Net loss	$(11,553)	$(20,791)	$(1,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,738	18,233	18,017
Amortization of debt issuance costs	1,609	2,545	777
Deferred income taxes	902	(740)	(473)
Loss (gain) on property and equipment dispositions	39	(1,582)	30
Fixed asset impairment charge	—	1,120	—
Goodwill impairment charge	—	—	207
Provision for doubtful accounts	645	263	417
Provision for excess and obsolete inventories	120	(642)	(31)
Provision for restructuring	2,471	3,809	405
Minority interest (income) expense	(3)	5	73
Equity income of unconsolidated affiliates, net	(235)	(625)	(415)
Interest income on warrants	—	(57)	(58)
Restricted cash for self-insured medical claims	(100)	—	—
Other assets	(593)	—	—
Loss on warrant redemption	—	1,867	—
Changes in working capital:
Accounts receivable	(2,673)	2,476	(3,321)
Inventories	(1,261)	(843)	1,942
Other current assets	1,436	(833)	808
Accounts payable	(4,533)	5,502	464
Accrued liabilities and compensation	(3,205)	(6,399)	(2,729)
Accrued interest	—	(3,691)	—

Net cash (used in) provided by operating activities	(1,196)	(383)	14,294

Cash flows from investing activities:
Additions to property, plant and equipment	(12,493)	(22,150)	(11,081)
Proceeds from sale of property, plant and equipment	33	6,637	114
Payment for Tech Industries, Inc.	—	(35,917)	—
Payment of transaction costs for Tech Industries, Inc.	—	(633)	—
Additions to intangible assets	—	(501)	(117)
Decrease (increase) in notes receivable from shareholders	—	161	(3)
(Increase) decrease in other assets	(532)	(635)	505

Net cash used in investing activities	(12,992)	(53,038)	(10,582)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	—	180,000	—
Redemption of Senior Notes due 2005	—	(110,000)	—
Borrowings (repayments) under revolver, net	4,496	12,788	(3,220)
Payments for warrant redemption	—	(12,112)	—
Payment of debt issuance costs	(330)	(9,785)	—
(Decrease) increase in book overdraft	(571)	674	—
Repayments of long–term debt arrangements	(3)	(348)	(398)
Issuance of common stock	—	11	12
Payments on other long–term obligations	(41)	(82)	(181)
Distributions to minority owners	—	(57)	(83)

Net cash provided by (used in) financing activities	3,551	61,089	(3,870)

Effect of exchange rate changes on cash and cash equivalents	251	289	(116)

(Decrease) increase in cash and cash equivalents	(10,386)	7,957	(274)
Cash and cash equivalents at beginning of year	12,249	4,292	4,566

Cash and cash equivalents at end of year	$1,863	$12,249	$4,292

     See Note 16 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands)

								Notes	Accumulated
	Class A		Class B				Additional	receivable	other		Total	Total
			Series 1		Series 2		paid–in	from	comprehensive	Accumulated	shareholders’	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shareholders	income (loss)	deficit	equity (deficit)	income (loss)

Balance, August 31, 2002	2,135	$2	8,597	$8	1,170	$1	$6,570	$(158)	$(2,318)	$(29,151)	$(25,046)
Issuance of common stock			3				12				12
Increase in notes receivable from shareholders								(3)			(3)
Net loss										(1,819)	(1,819)	$(1,819)
Other comprehensive income									443		443	443

Balance, August 31, 2003	2,135	2	8,600	8	1,170	1	6,582	(161)	(1,875)	(30,970)	(26,413)	(1,376)
Issuance of common stock			3				11			(8)	3
Decrease in notes receivable from shareholders								161			161
Net loss										(20,791)	(20,791)	(20,791)
Other comprehensive income									169		169	169

Balance, August 31, 2004	2,135	2	8,603	8	1,170	1	6,593	—	(1,706)	(51,769)	(46,871)	(20,622)
Repurchase of common stock			(19)				(105)				(105)
Net loss										(11,553)	(11,553)	(11,553)
Other comprehensive income									775		775	775

Balance, August 31, 2005	2,135	$2	8,584	$8	1,170	$1	$6,488	$—	$(931)	(63,322)	(57,754)	(10,778)

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
Revenue recognition:
The Company recognizes revenue upon shipment of our products when persuasive evidence of an arrangement exists with fixed pricing and collectibility is reasonably assured. Our general conditions of sale explicitly state that the delivery of our products is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier. All shipping and handling fees billed to customers are classified as revenue and the corresponding costs are recognized in cost of goods sold.
Cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash equivalents is restricted cash of $100 for health insurance claims.
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
Inventories:
Cap, bottle and CFT related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Property, plant and equipment:
Property, plant and equipment are stated at cost and depreciated on a straight–line basis over their estimated useful lives. The cost of maintenance and repairs is expensed as incurred. Leasehold improvements are amortized on a straight–line basis over their useful lives or the lease term, whichever is shorter. When assets are disposed of, the cost and related accumulated depreciation are removed and the resulting gains or losses are included in the results of operations. During fiscal year 2005, the Company had no capitalized interest related to construction in progress projects.
Intangible assets:
Patents, licenses, technology, trademarks, certain tradenames, covenants not–to–compete and customer lists are valued at cost and are amortized on a straight–line basis over the lesser of their remaining useful or contractual lives (generally two to sixteen years). Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company is not amortized, but is tested for impairment annually. During the fourth quarter of fiscal 2005, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. The impairment test for the non amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company plans to test these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
Debt issuance costs:
Debt issuance costs are amortized using the straight–line method over the term of the related loans, this method approximates the interest method.
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
Accounting for stock–based compensation:
At August 31, 2005, the Company had several stock-based compensation plans (Note 11). The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in fiscal 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	2005	2004	2003

Net loss as reported	$(11,553)	$(20,791)	$(1,819)
Deduct total compensation cost deferred under fair value based method for all awards, net of tax	251	228	185

Net loss—pro forma	$(11,804)	$(21,019)	$(2,004)

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
The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is not required. The Company maintains reserves for potential credit losses, which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for fiscal 2005, 2004 or 2003.
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
Foreign currency translation:
The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions and the revaluation of certain intercompany debt are included in determining net income (loss). Gains arising from foreign currency transactions and the revaluation of certain intercompany debt for fiscal 2005, 2004 and 2003 totaled $1,523, $968 and $348, respectively. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of August 31, 2005.
Carrying value of long–lived assets:
Long–lived assets, including property, plant and equipment and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on an appraisal from a third party and management’s assessment of the carrying values of such long–lived assets, the Company identified the facility in Sumter, South Carolina would not be utilized in the near term and recognized an impairment charge of $1,120 on the building during fiscal 2004. No impairment charge was recognized during fiscal 2003 or 2005.
Fair value of financial instruments:
Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and other liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long–term debt except for the 8 1/4% Senior Notes due 2012, approximates fair value. The fair value of the Senior Notes was estimated to be approximately $138,600 as of August 31, 2005 (Note 8).

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
Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amended SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition for fiscal 2005.
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
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for non-public companies (as defined by SEC rules) for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R).
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (“ARB” No. 43), Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs, and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on the Company.
In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on the Company.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the ‘American Jobs Creation Act of 2004.’ The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No, FAS 109-2 (“FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on our financial condition or results of operations.
In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is not yet determined, but likely to occur in 2005. The Company believes that its current segment reporting complies with EITF No. 04-10 and anticipates no significant changes upon adoption.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 154.
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
Acquisition of Tech Industries:
On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in concurrent transactions, Tech Industries, Inc. acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively “Tech Industries”). The Company paid cash of approximately $35,686 from borrowings under its credit facility to purchase Tech Industries. A final working capital adjustment of $231 was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the CFT industries. Tech Industries (now PTI) is a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the indenture relating to the Company’s 8 1/4% Senior Notes due 2012 and senior secured credit facility (Note 8).
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
Goodwill in the amount of $9,163 was assigned to United States – CFT segment and the total amount of goodwill is expected to be deductible for tax purposes.
The following represents the allocation of the purchase price of $35,917 plus $633 in transaction costs.

Intangible asset—trademark and trade name(indefinite life)	$5,000
Intangible asset—website(5 year weighted average useful life)	400
Intangible asset—customer relationships(20 year weighted average useful life)	2,600
Intangible asset — covenants not-to-compete(5 year weighted average useful life)	374
Property, plant and equipment	12,468
Goodwill	9,163
Current assets acquired	9,058
Current liabilities assumed	(2,513)

Total purchase price	$36,550

The following presents unaudited pro forma information assuming that the Tech Industries acquisition had occurred at the beginning of fiscal 2004:

Year Ended August 31,	2004

Pro forma sales	$244,610
Pro forma net loss	$(20,773)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
3. Other comprehensive loss (income) :
Other comprehensive loss (income) consisted of cumulative foreign currency translation adjustments of $(775), net of tax of $(380), $(169), net of tax of $(83) and $(443), net of tax of $(219) for fiscal 2005, 2004 and 2003, respectively.
4. Restructuring:
The Company incurred restructuring costs of $2,471, primarily relating to its U.S. Closures segment, during fiscal 2005 related to selling, general and administrative areas primarily in the corporate division and in various manufacturing divisions throughout the Company including PTI, Mexico, U.K., United States –Closures and Other. The amount of restructuring costs the Company incurred in fiscal 2005 approximated the amount that the Company was expecting to incur. The Company is not expecting to incur any restructuring expenses related to this plan in the future.
At August 31, 2005, accrued restructuring cost amounted to $1,103 for employee severance costs. As of August 31, 2005, approximately $2,759 had been charged against the restructuring reserve for employee severance costs. Management anticipates the majority of the accrual balance will be paid within twelve months from year end.
The following table represents the activity in the restructuring reserve by segment for the fiscal year ended August 31, 2005:

	August 31,			August 31,			August
	2003			2004			31, 2005
	Balance	Provision	Cost Paid	Balance	Provision	Cost Paid	Balance

United States — Closures & Corporate	$102	$3,283	$(2,077)	$1,308	$1,406	$(1,905)	$809
United States — CFT	—	234	(234)	—	301	(276)	25
Blow Mold Technology	—	152	(129)	23	253	(137)	139
Mexico	—	79	(79)	—	128	(128)	—
United Kingdom	—	—	—	—	82	(82)	—
Other	164	61	(165)	60	301	(231)	130

Total	$266	$3,809	$(2,684)	$1,391	$2,471	$(2,759)	$1,103

The Company incurred restructuring costs of $3,809, primarily relating to its U.S. Closures segment, during fiscal 2004 related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1,391 for employee severance costs. As of August 31, 2004, approximately $2,684 had been charged against the restructuring reserve for the employee severance costs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. The Company entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. During the third quarter of fiscal 2004, the Company completed the sale of its manufacturing facility in Chino, California at a net sales price of $3,300 and recognized a gain of $1,000. In July 2004, the Company also completed the sale of its manufacturing facility in San Jose, California at a net sales price of approximately $3,200 and recognized a gain of $600 in the fourth quarter of fiscal 2004. The operations from the South Carolina plant have been relocated primarily to the Company’s existing facility in Kingsport, Tennessee as well as to other facilities within the Company. In connection with the relocation, the Company identified that the Sumter, South Carolina facility would not be utilized in the near term and recognized an impairment charge of $1,120 on this building in the fourth quarter of fiscal 2004.
During the second quarter of fiscal 2003, the Company implemented a restructuring plan to reduce its work force primarily related to its US closures segment. During fiscal 2003, the Company incurred restructuring charges of $405 for employee severance costs, which were determined in accordance with the provisions of SFAS No. 146. The restructuring resulted in the termination of nine employees in general and administration, two employees in customer service, one employee in research and development and two employees in sales. The restructuring charge of $405 was paid through the end of August 31, 2004.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
5. Inventories:

August 31,	2005	2004

Raw materials	$9,872	$9,439
Work in process	656	773
Finished goods	9,943	9,053

Total Inventory	20,471	19,265
Less: Inventory reserve	(1,228)	(1,408)

Inventory — net	$19,243	$17,857

6. Property, plant and equipment:

August 31,	2005	2004

Assets (asset lives in years):
Buildings and land (35)	$13,875	$13,898
Machinery and equipment (5–10)	173,044	162,897
Leasehold improvements (10–20)	10,835	9,527

	197,754	186,322
Less accumulated depreciation	(120,621)	(107,799)

	$77,133	$78,523

Depreciation expense charged to operations was $14,749, $17,000 and $17,114 for fiscal 2005, 2004 and 2003, respectively.
In fiscal 2003, management performed a detailed analysis and also researched industry averages concerning the average life of molds. The Company concluded that the mold lives for the Company should be five years based on its findings. As of September 1, 2003, the Company changed the depreciable lives of its molds from three years to five years. If the Company had not changed the lives of the molds, it would have incurred $1,579 in additional depreciation expense during fiscal 2004 and would have incurred approximately $601 of additional depreciation expense for fiscal 2005.
During the fourth quarter of fiscal 2004, the Company identified that the Sumter, South Carolina facility would not be utilized in the near term and recognized an asset impairment loss of $1,120 related to this building based on a real estate appraisal performed by a third party. As part of its restructuring plan in fiscal 2004, the Company closed its Sumter, South Carolina plant and moved the operations primarily to its Kingsport, Tennessee plant. The Sumter plant is currently being utilized as a storage facility.
7. Goodwill and intangible assets:
As of August 31, 2005 and 2004, goodwill and accumulated amortization by segment category (Note 14) consisted of the following:

	August 31, 2005		August 31, 2004
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Goodwill:
United States — Closures	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,163	—	9,163	—

Blow Mold Technology	5,204	(1,454)	4,706	(1,315)
Mexico	3,479	(2,319)	3,801	(2,534)
Other	449	(364)	449	(364)

Total consolidated	$30,880	$(10,804)	$30,704	$(10,880)

Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and performs its annual test at August 31st each year. The Company used the EBITDA multiplier methodology to measure goodwill by operating unit and

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
reviewed it for impairment. During fiscal 2003, the Company recognized $207 for impairment losses related to PPI China’s goodwill. During the fourth quarter of fiscal 2005, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and Other, and used the discounted cash flows methodology for United States – CFT. Based on this review, the Company did not record an impairment loss during fiscal 2005.
The change in the gross carrying amount and accumulated amortization for Blow Mold Technology and Mexico from August 31, 2004 to August 31, 2005 was due to foreign currency translation.
The components of the Company’s intangible assets are as follows:

	August 31, 2005		August 31, 2004
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Amortizable intangible assets:
Patents	$9,659	$(8,070)	$9,658	$(7,653)
Debt issuance costs	11,817	(3,347)	11,793	(2,045)
Customer relationships	2,600	(253)	2,600	(123)
Covenants not–to–compete	829	(571)	829	(405)
Technology	400	(156)	550	(226)
Trademarks	—	—	360	(360)
Other	714	(464)	709	(265)

Total amortizable intangible assets	26,019	(12,861)	26,499	(11,077)

Non-amortizable intangible assets:
Trademarks and tradename	5,000	—	5,000	—

Total intangible assets	$31,019	$(12,861)	$31,499	$(11,077)

The gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, at August 31, 2005 was $2,598 for fiscal 2005 and is estimated to be $2,383 for fiscal 2006, $2,111 in fiscal 2007, $1,978 in fiscal 2008, $1,512 in fiscal 2009, $1,335 in fiscal 2010 and $3,839 in the remaining fiscal years thereafter.
8. Debt:
Debt:

August 31,	2005	2004

Senior notes	$180,000	$180,000
Senior revolving credit facility	23,845	19,349
Capital lease obligations	10	59
Other	122	76

	203,977	199,484
Less: Current portion long–term debt	(44)	(82)

	$203,933	$199,402

Senior Notes:
On October 2, 1995, the Company completed an offering of $110,000 in aggregate principal amount of 10.75% Senior Notes that were due October 1, 2005 (the “10.75% Senior Notes”). Interest payments of approximately $5,913 were paid semi-annually on April 1 and October 1 of each year, commencing on April 1, 1996. The Company redeemed all of these 10.75% Senior Notes in February 2004.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
On January 23, 2004, the Company completed an offering of $180,000 in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum (the “8 1/4% Senior Notes” or “Senior Notes”). Interest payments of $7,425 are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment date commenced on August 1, 2004. The Senior Notes indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions (ix) engage in any business other than a related business, (x) make restricted payments and (xi) declare or pay dividends.
The following table sets forth the uses of funds in connection with the $180,000 Senior Notes offering:

Redemption of 10.75% Senior Notes due 2005	$110,000
Payment of accrued interest on 10.75% Senior Notes due 2005	4,664
Pay down of senior secured credit facility	36,729

151,393

Warrant redemption and distribution on February 23, 2004	10,659
Warrant redemption and distribution on May 4, 2004	1,453
Potential stock tender and distribution to be paid on or after January 15, 2005	7,888

20,000

Transaction fees and expenses for Senior Notes and credit facility	8,607

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
Concurrently with the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends. The June 21 Amendment, which superseded the

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness, (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500, (c) the Company no longer is required to maintain a minimum borrowing availability amount and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The Company was in compliance with the convenants of the senior secured credit facility at August 31, 2005. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2006 and beyond. However, if the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2005, the Bank Prime Loan rate and the LIBOR Loan rate were 7.75% and 6.82%, respectively. At August 31, 2005, the Company had approximately $26,200 available for borrowing under the credit facility under the borrowing base formula described above.
Capital lease obligations:
The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations:

August 31,	2005	2004

Equipment	$1,152	$1,152
Less accumulated depreciation	(545)	(422)

	$607	$730

Aggregate maturities of long–term debt:
The aggregate maturities of long–term debt as of August 31, 2005 were as follows:

Fiscal years ending August 31,

2006	$44
2007	34
2008	27
2009	23,869
2010	3
Thereafter	180,000

$203,977

9. Commitments and contingencies:
Legal:
The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Co. alleges that a “single-stick” label attached to the Company’s five–gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk Molding Co. patent and that the patent is invalid. The Court has completed the first phase of claim construction and motions for summary judgments are pending. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in the Company sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

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
Commitments and contingencies:
The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021 and with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs.
At August 31, 2005, future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Fiscal years ending August 31,

2006	$3,942
2007	3,204
2008	3,153
2009	2,967
2010	2,906
Thereafter	16,060

$32,232

Rent expense for fiscal 2005, 2004 and 2003 totaled $4,436, $4,469 and $3,377, respectively.
10. Redeemable warrants:
The Company had two outstanding warrants to purchase shares of its Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to the Company. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of the Company’s common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180,000 in aggregate principal amount of its 8 1/4% Senior Notes due 2012 on January 23, 2004, the Company offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to the Company’s repurchase of 2,052,526 shares of its Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10,659 and the funds were paid on February 23, 2004. The Company recognized a loss of $1,639 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to the Company’s repurchase of 440,215 shares of its Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1,453 and the funds were paid on May 4, 2004. The Company recognized a loss of $228 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10,245, which represented the estimated fair value of the instruments as determined by the Company’s management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00–19, changes in the price of the warrants of $57 and $58 was recognized as interest income during fiscal 2004 and 2003, respectively.
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
All stock option plans:
At August 31, 2005, the Company had reserved 2,866,200, 3,500,000 and 5,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1988, 1994 and 2002 stock option plans, respectively. Under all three plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for non–statutory options and not less than 100% of the fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for incentive options, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Aggregate option activity is as follows:

		Options outstanding
	Available	Number of	Weighted average
	for grant	shares	exercise price

Balances, August 31, 2002	7,798,000	693,000	$4.73
Reservation of shares	130,000	—
Granted	(2,326,000)	2,326,000	$5.04
Exercised	—	—	—
Canceled	142,000	(162,000)	$4.63

Balances, August 31, 2003	5,744,000	2,857,000	$4.99
Reservation of shares	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled	505,000	(505,000)	$4.97

Balances, August 31, 2004	6,249,000	2,352,000	$4.99
Reservation of shares	—	—
Granted	(62,000)	62,000	$5.80
Exercised	—	—	—
Canceled	884,000	(998,000)	$4.92

Balances, August 31, 2005	7,071,000	1,416,000	$5.08

At August 31, 2005, 2004 and 2003, vested options to purchase approximately 1,227,000, 2,016,000 and 2,048,000 shares, respectively, were unexercised.
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
The following table summarizes information about fixed stock options outstanding at August 31, 2005:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual life	exercise	Number	exercise
Range of exercise prices	outstanding	(years)	price	exercisable	price

$4.50-$4.95	159,000	0.92	$4.78	159,000	$4.78
$5.00	981,000	6.91	$5.00	844,000	$5.00
$5.25-$6.25	276,000	7.25	$5.56	224,000	$5.51

	1,416,000			1,227,000

The fair value of each option grant is estimated at the date of grant using the Black–Scholes pricing model with the following weighted average assumptions for grants in fiscal 2005 and 2003:

	2005	2003

Risk–Free Interest Rate	3.39%	2.98%
Expected Life	5 years	5 years
Volatility	n/a	n/a
Dividend Yield	–	–

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Using the Black-Scholes option pricing method, the weighted average fair value per share of those options granted in fiscal 2005 and 2003 was $4.92 and $4.32, respectively. There were no grants made during fiscal 2004.
12. Employee benefit plans:
The Company maintains a defined contribution plan. To be eligible, employees of the Company must be 21 or older and not covered by a collective bargaining agreement. Eligible employees may begin to defer amounts the first of the month following the month of hire, but do not receive a match from the Company until they have completed one year of service. Employer matching contributions amounted to approximately $230, $242 and $266 for the years ended August 31, 2005, 2004 and 2003, respectively.
In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. The ESPP was terminated effective December 31, 2003. Employees were able to participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP could not exceed $25 in any calendar year. The participant’s purchase price was 85% of the lower of the fair market value at the beginning or the end of the offering period. Shares purchased under the ESPP were issued by the Company once a year, at calendar year end. In fiscal 2004 and 2003, 2,560 and 2,833 shares were issued to employees under the ESPP at an annual aggregate purchase price of $11 and $12 respectively. As of August 31, 2005, the Company had issued a total of 39,392 shares under the ESPP at an aggregate purchase price of $182. The Company did not recognize compensation expense related to the ESPP during fiscal 2004 and 2003.
13. Income taxes:
The source of income (loss) before tax expense:

	2005	2004	2003

Domestic loss before income taxes	$(14,642)	$(25,714)	$(8,691)
Foreign income before income taxes	6,818	6,116	8,943

(Loss) income before income taxes	$(7,824)	$(19,598)	$(252)

Income tax provision for fiscal 2005, 2004 and 2003 consisted of the following:

August 31,	2005	2004	2003

Current:
Federal	$(222)	$(153)	$—
State	(58)	(29)	—
Foreign	3,107	2,115	2,544

	2,827	1,933	2,544

Deferred:
Federal	667	(271)	(1,165)
State	—	1	(343)
Foreign	235	(470)	1,035

	902	(740)	(473)

	$3,729	$1,193	$2,071

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

Year ended August 31,	2005	2004	2003

Federal statutory rate (benefit)	(34.0)%	(34.0)%	34.0%
State taxes, net of federal income tax benefit	(0.1)	(1.2)	—
Effects of foreign operations	11.0	(2.5)	—
Nondeductible expenses	0.8	(1.1)	26.5
Change in valuation allowance	70.0	45.0	550.1
Other	—	(0.1)	(1.5)

Effective income tax rate	47.7%	6.1%	609.1%

Full valuation allowances have been established against net deferred tax assets in the Company’s domestic jurisdictions in 2005 and 2004. In addition, the Company had reversed a valuation allowance in fiscal 2004 that was provided in prior years for its China operations as China had taxable income in 2004 and had utilized a portion of its net operating loss in 2004. However in 2005, the Company reestablished the valuation allowance for China as China had a taxable loss in 2005 and the net operating loss will start to expire in 2006. The Company also established a valuation allowance in fiscal 2005 for Czech and Mexico.
The components of the net deferred tax liabilities are as follows:

August 31,	2005	2004

Deferred tax assets:
Federal and state credits	$3,207	$3,509
Accounts receivable	342	227
Inventories	146	(488)
Intangible assets	1,790	1,540
Net operating loss—foreign	2,581	1,165
Net operating loss—domestic	19,339	13,432
Accrued liabilities and other	2,071	2,114

Total gross assets	29,476	21,499
Less: valuation allowance	(23,815)	(16,319)

Total assets	5,661	5,180

Deferred tax liabilities:
Property, plant and equipment	5,641	4,925
Non amortizing intangibles and goodwill	667	—

Total liabilities	6,308	4,925

Net deferred tax (assets) liabilities	$647	$(255)

At August 31, 2005, the Company had a net operating loss carryforward of approximately $55,078 available to offset future U.S. federal income taxes that expire on various dates through August 31, 2024.
14. Segment information:
The Company’s reportable operating businesses are organized primarily by geographic region. The Company’s United Kingdom, Blow Mold Technology and Mexico operations produce both closure and bottle product lines. The Company’s United States operations produce closure products and CFT jars. The Company’s China operations produce closure products, plastic cutlery and also manufacture plastic parts for the high-tech industry. The Blow Mold Technology segment includes the Canadian division and Portola Allied Tool, Inc. This segment change occurred in the second quarter of fiscal 2005. Prior to that all operations of the Canadian division were a single segment and Portola Allied Tool, Inc. was included in the Other segment data. The Company has retroactively adopted this change in these disclosures for all periods presented. The Company evaluates the performance of, and allocates resources to, segments based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). Certain Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The table below presents information about reported segments for fiscal 2005, 2004 and 2003:

	2005	2004	2003

Revenues
United States – Closures and Corporate	$102,289	$103,299	$116,866
United States – CFT	26,608	27,759	—
Blow Mold Technology	48,057	39,772	34,489
United Kingdom	46,681	41,753	37,042
Mexico	18,930	16,047	14,652
China	9,700	5,647	2,669
Other	12,699	8,230	9,597

Total Consolidated	$264,964	$242,507	$215,315

Inter-segment revenues totaling $14,575, $12,237 and $9,940 have been eliminated from the segment totals presented above for fiscal 2005, 2004 and 2003, respectively.
The tables below presents a reconciliation of (loss) income to total EBITDA for fiscal 2005, 2004 and 2003, respectively:

	United
	States —	United
	Closures &	States —	Blow Mold	United
For Fiscal 2005	Corporate	CFT	Technology	Kingdom	Mexico	China	Other

Net (loss) income	$(12,570)	$(2,325)	$2,939	$3,331	$(461)	$(92)	$(2,375)
Add:
Interest expense	12,171	2,583	153	659	457	113	303
Tax (benefit) expense	387	—	1,699	1,301	(378)	720	—
Depreciation and amortization	7,795	1,596	1,639	2,893	1,034	428	353
Amortization of debt issuance costs	1,588	—	21	—	—	—	—

EBITDA	$9,371	$1,854	$6,451	$8,184	$652	$1,169	$(1,719)

	United
	States —	United
	Closures &	States —	Blow Mold
For Fiscal 2004	Corporate	CFT	Technology	United Kingdom	Mexico	China	Other

Net (loss) income	$(22,429)	$(1,777)	$2,464	$2,769	$(208)	$1,248	$(2,858)
Add:
Interest expense	12,274	2,308	209	712	168	58	114
Tax (benefit) expense	(451)	—	1,065	1,221	(59)	(583)	—
Depreciation and amortization	11,230	1,482	1,476	2,890	655	289	211
Amortization of debt issuance costs	2,526	—	19	—	—	—	—
	\

EBITDA	$3,150	$2,013	$5,233	$7,592	$556	$1,012	$(2,533)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	United
	States —	United
	Closures &	States —	Blow Mold	United
For Fiscal 2003	Corporate	CFT	Technology	Kingdom	Mexico	China	Other

Net (loss) income	$(7,002)	$—	$1,897	$3,081	$550	$(375)	$30
Add:
Interest expense	11,780	—	329	246	108	59	22
Tax (benefit) expense	(1,531)	—	1,140	1,918	426	—	118
Depreciation and amortization	12,806	—	1,377	2,646	646	325	217
Amortization of debt issuance costs	759	—	18	—	—	—	—

EBITDA	$16,812	$—	$4,761	$7,891	$1,730	$9	$387

The table below presents revenues by product line for the fiscal 2005, 2004 and 2003:

	2005	2004	2003

Revenues:
Closures	$175,216	$162,139	$162,443
CFT	28,541	27,575	—
Bottles	41,525	31,948	28,643
Equipment	7,516	12,144	14,435
Other	12,166	8,701	9,794

Total	$264,964	$242,507	$215,315

During fiscal 2005, 2004 and 2003, there were no customers that accounted for 10% or more of total sales.
The following is a breakdown of revenue and long–lived assets by geographic region for and as of fiscal 2005, 2004 and 2003:

	2005	2004	2003

Revenue:
United States	$137,580	$143,764	$130,503
Foreign	127,384	98,743	84,812

Total	$264,964	$242,507	$215,315

Long–lived assets:
United States	$69,959	$73,100	$53,675
Canda	6,763	7,141	5,585
United Kingdom	9,093	11,282	7,583
China	3,155	2,616	2,036
Mexico	7,068	5,596	3,133
Other Foreign	2,295	2,021	1,076

Total	$98,333	$101,756	$73,088

15. Related party transactions:
The Company enters into certain related party transactions throughout the course of its business. In connection with the financing transactions related to the $180,000 offering of its 8 1/4% Senior Notes due 2012, the Company paid fees of $5,000 to JPMorgan Securities, Inc. (Robert Egan, one of the Company’s directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1,178 to The Breckenridge Group (of which Larry Williams, one of the Company’s directors, is a principal), $368 to Tomlinson Zisko LLP and $30 to Timothy Tomlinson (one of the Company’s directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69 to Themistocles Michos (the Company’s Vice President, General Counsel and Secretary until August

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
17, 2005) for services rendered. The Company also repurchased a warrant from JPMorgan Partners for $10,659, resulting in the recognition of a loss totaling $1,639. In addition, the Company paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson, who resigned from the Board on February 29, 2004, was a member of the Company’s Audit Committee until February 29, 2004 and also served as a member of its Compensation Committee until October 2003.
In addition to a base salary of $12, the Company paid $232, $309, and $234 for fiscal 2005, 2004 and 2003, respectively, to Themistocles Michos, the Company’s former Vice President, General Counsel and Secretary, for legal services rendered and expense reimbursement.
The Company paid $146, $638 and $314 in fiscal 2005, 2004 and 2003, respectively, to Tomlinson Zisko LLP for legal services rendered.
The Company paid $47 and $42 in fiscal 2004 and 2003, respectively, to a corporation for management fees. Jack Watts, one of the Company’s directors and a significant shareholder of the Company is the sole shareholder of this corporation.
The Company had a note receivable from Mr. Watts at an interest rate equal to the Short Term Applicable Federal Rate and as of August 31, 2003, the balance due from Mr. Watts, including accrued and unpaid interest, amounted to $155. The principal and accrued interest was paid in May 2004.
The Company sold products to and performed certain services for its non–consolidated affiliated companies totaling approximately $8,744, $9,634 and $2,756 for fiscal 2005, 2004 and 2003, respectively. The Company had trade receivables due from these non–consolidated affiliated companies, which amounted to $2,101 and $2,114 as of August 31, 2005 and 2004, respectively.
16. Supplemental cash flow disclosures:
The Company paid $19,811, $19,425 and $12,430 in interest during fiscal 2005, 2004 and 2003, respectively.
The Company paid $2,248, $3,166 and $2,162 in income taxes during fiscal 2005, 2004 and 2003, respectively.
During fiscal 2005, 2004 and 2003, the Company wrote–off fully amortized intangible assets totaling approximately $360, $392 and $1,360, respectively.
During fiscal 2004 and 2003, the Company recorded a decrease in the value of stock purchase warrants of $57 and $58, respectively.
During fiscal 2003, the Company acquired $32 of equipment under capital leases. No equipment was purchased under capital leases during fiscal 2005 and 2004.
17. Supplemental condensed consolidated financial statements:
On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012 (the outstanding notes). The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10.75% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding 8 1/4% Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Portola Allied Tool, Inc.; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Tech Industries, Inc. The parent company was the issuer of the Senior Notes.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Balance Sheet
As of August 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$388	$857	$718	$—	$1,963
Accounts receivable, net	12,221	19,342	3,794	(1,575)	33,782
Inventories	5,330	12,011	1,902	—	19,243
Other current assets	3,603	1,666	976	—	6,245

Total current assets	21,542	33,876	7,390	(1,575)	61,233
Property, plant and equipment, net	38,122	34,407	4,620	(16)	77,133
Goodwill	5,917	14,159	—	—	20,076
Debt issuance costs	8,470	—	—	—	8,470
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,347	—	—	2,347
Investment in subsidiaries	9,816	13,523	896	1,700	25,935
Common stock of subsidiary	(1,267)	(18,988)	(4,457)	—	(24,712)
Other assets	3,718	715	55	(1)	4,487

Total assets	$86,318	$85,039	$8,504	$108	$179,969

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,915	$11,422	$1,503	$(1,575)	$18,265
Intercompany (receivables) payables	(77,805)	67,108	10,697	—	—
Other current liabilities	6,324	3,964	899	490	11,677

Total current liabilities	(64,566)	82,494	13,099	(1,085)	29,942
Long-term debt, less current portion	203,848	—	85	—	203,933
Other long-term obligations	4,790	(98)	(844)	—	3,848

Total liabilities	144,072	82,396	12,340	(1,085)	237,723

Other equity (deficit)	5,568	(308)	(822)	1,130	5,568
Accumulated equity (deficit)	(63,322)	2,951	(3,014)	63	(63,322)

Total shareholders’ equity (deficit)	(57,754)	2,643	(3,836)	1,193	(57,754)

Total liabilities and equity (deficit)	$86,318	$85,039	$8,504	$108	$179,969

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Balance Sheet
As of August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,955	$2,708	$1,586	$—	$12,249
Accounts receivable, net	18,254	17,928	1,655	(6,614)	31,223
Inventories	6,522	10,160	1,175	—	17,857
Other current assets	3,579	2,037	694	—	6,310

Total current assets	36,310	32,833	5,110	(6,614)	67,639
Property, plant and equipment, net	38,777	35,971	3,775	—	78,523
Goodwill	5,917	13,907	—	—	19,824
Debt issuance costs	9,728	20	—	—	9,748
Trademarks	—	5,000	—	—	5,000
Customer relationship	—	2,477	—	—	2,477
Investment in subsidiaries	15,373	13,514	1,069	3,469	33,425
Common stock of subsidiary	(1,267)	(26,312)	(4,457)	—	(32,036)
Other assets	3,935	675	(128)	—	4,482

Total assets	$108,773	$78,085	$5,369	$(3,145)	$189,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,617	$15,355	$910	$(6,614)	$22,268
Intercompany (receivables) payables	(65,599)	59,118	6,481	—	—
Other current liabilities	6,834	4,380	784	494	12,492

Total current liabilities	(46,148)	78,853	8,175	(6,120)	34,760
Long-term debt, less current portion	199,359	—	43	—	199,402
Other long-term obligations	2,433	4	(646)	—	1,791

Total liabilities	155,644	78,857	7,572	(6,120)	235,953

Other equity (deficit)	4,898	(242)	10	232	4,898
Accumulated equity (deficit)	(51,769)	(530)	(2,213)	2,743	(51,769)

Total shareholders’ equity (deficit)	(46,871)	(772)	(2,203)	2,975	(46,871)

Total liabilities and equity (deficit)	$108,773	$78,085	$5,369	$(3,145)	$189,082

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Operations
For the fiscal year ended August 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$117,717	$140,275	$21,547	$(14,575)	$264,964
Cost of sales	94,294	120,761	18,951	(13,012)	220,994

Gross profit (loss)	23,423	19,514	2,596	(1,563)	43,970

Selling, general and administrative	17,995	7,834	3,986	(1,563)	28,252
Research and development	2,279	1,540	17	—	3,836
Gain on sale of assets	49	(26)	—	16	39
Amortization of intangibles	702	287	—	—	989
Restructuring costs	1,406	763	302	—	2,471

Income (loss) from operations	992	9116	(1,709)	(16)	8,383

Interest income	(16)	(25)	(2)	—	(43)
Interest expense	16,369	71	(1)	—	16,439
Amortization of debt issuance costs	1,588	21	—	—	1,609
Foreign currency transaction (gain) loss	(433)	(1,112)	22	—	(1,523)
Intercompany interest (income) expense	(4,197)	3,781	416	—	—
Other (income) expense, net	(1,153)	252	38	588	(275)

(Loss) income before income taxes	(11,166)	6,128	(2,182)	(604)	(7,824)

Income tax (benefit) expense	387	2,622	720	—	3,729

Net (loss) income	$(11,553)	$3,506	$(2,902)	$(604)	$(11,553)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Operations
For the fiscal year ended August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$120,053	$125,331	$9,360	$(12,237)	$242,507
Cost of sales	100,467	105,215	6,463	(10,337)	201,808

Gross profit (loss)	19,586	20,116	2,897	(1,900)	40,699

Selling, general and administrative	21,191	8,251	3,352	(1,900)	30,894
Research and development	4,511	1,592	106	—	6,209
Gain on sale of assets	(1,582)	—	—	—	(1,582)
Fixed asset impairment charge	1,120	—	—	—	1,120
Amortization of intangibles	960	273	—	—	1,233
Restructuring costs	3,283	465	61	—	3,809

(Loss) income from operations	(9,897)	9,535	(622)	—	(984)

Interest income	(204)	(10)	2	—	(212)
Interest expense	15,790	44	9	—	15,843
Amortization of debt issuance costs	2,526	19	—	—	2,545
Loss on warrant redemption	1,867	—	—	—	1,867
Foreign currency transaction (gain) loss	(1,434)	481	(5)	(10)	(968)
Intercompany interest (income) expense	(3,515)	3,354	161	—	—
Other (income) expense, net	(3,684)	172	28	3,023	(461)

(Loss) income before income taxes	(21,243)	5,475	(817)	(3,013)	(19,598)

Income tax (benefit) expense	(452)	2,227	(582)	—	1,193

Net (loss) income	$(20,791)	$3,248	$(235)	$(3,013)	$(20,791)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Operations
For the fiscal year ended August 31, 2003

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$133,221	$86,183	$5,851	$(9,940)	$215,315
Cost of sales	103,304	68,981	2,270	(7,778)	166,777

Gross profit (loss)	29,917	17,202	3,581	(2,162)	48,538

Selling, general and administrative	22,641	5,277	3,551	(2,162)	29,307
Research and development	4,484	245	—	—	4,729
Loss on sale of assets	30	—	—	—	30
Amortization of intangibles	899	4	207	—	1,110
Restructuring costs	398	7	—	—	405

Income (loss) from operations	1,465	11,669	(177)	—	12,957

Interest income	(83)	(31)	(6)	—	(120)
Interest expense	12,524	17	3	—	12,544
Amortization of debt issuance costs	759	18	—	—	777
Foreign currency transaction loss (gain)	—	1,107	9	(1,464)	(348)
Intercompany interest (income) expense	(744)	666	78	—	—
Other (income) expense, net	(7,640)	878	(349)	6,963	(148)

(Loss) income before income taxes	(3,351)	9,014	88	(5,499)	252

Income tax (benefit) expense	(1,532)	3,485	118	—	2,071

Net (loss) income	$(1,819)	$5,529	$(30)	$(5,499)	$(1,819)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Cash Flows
For the fiscal year ended August 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$(11,797)	$9,947	$654	$—	$(1,196)
	—

Additions to property, plant and equipment	(6,957)	(4,159)	(1,694)	317	(12,493)
Proceeds from the sale of property, plant and equipment	(35)	68	—	—	33
Other	7,616	(7,890)	59	(317)	(532)

Net cash provided by (used in) investing activities	624	(11,981)	(1,635)	—	(12,992)

Borrowings under revolver, net	4,496	—	—	—	4,496
Other	(990)	—	45	—	(945)

Net cash provided by financing activities	3,506	—	45	—	3,551

Effect of exchange rate changes on cash	—	183	68	—	251

Decrease in cash	(7,667)	(1,851)	(868)	—	(10,386)

Cash and cash equivalents at beginning of year	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of year	$288	$857	$718	$—	$1,863

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Cash Flows
For the fiscal year ended August 31, 2004

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$(13,690)	$10,661	$2,646	$—	$(383)
	—

Additions to property, plant and equipment	(11,359)	(12,019)	(1,855)	3,083	(22,150)
Payment for Tech Industries	(36,550)	—	—	—	(36,550)
Proceeds from the sale of property, plant and equipment	6,629	8	—	—	6,637
Other	1,907	246	(45)	(3,083)	(975)

Net cash used in investing activities	(39,373)	(11,765)	(1,900)	—	(53,038)

Borrowings under Senior Notes due 2012	180,000	—	—	—	180,000
Payments of Senior Notes due 2005	(110,000)	—	—	—	(110,000)
Payments for warrant redemption	(12,112)	—	—	—	(12,112)
Payments of debt issuance costs	(9,785)	—	—	—	(9,785)
Borrowings under revolver, net	12,788	—	—	—	12,788
Book overdraft	—	674	—	—	674
Other	(369)	—	(107)	—	(476)

Net cash provided by (used in) financing activities	60,522	674	(107)	—	61,089

Effect of exchange rate changes on cash	—	267	22	—	289

Increase (decrease) in cash	7,459	(163)	661	—	7,957

Cash and cash equivalents at beginning of year	496	2,871	925	—	4,292

Cash and cash equivalents at end of year	$7,955	$2,708	$1,586	$—	$12,249

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Cash Flows
For the fiscal year ended August 31, 2003

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$11,138	$3,703	$(547)	$—	$14,294

Additions to property, plant and equipment	(8,963)	(2,986)	(713)	1,581	(11,081)
Other	1,159	129	792	(1,581)	499

Net cash provided by (used in) investing activities	(7,804)	(2,857)	79	—	(10,582)

Repayments under revolver, net	(3,220)	—	—	—	(3,220)
Other	(281)	(100)	(269)	—	(650)

Net cash provided used in financing activities	(3,501)	(100)	(269)	—	(3,870)

Effect of exchange rate changes on cash	—	(112)	(4)	—	(116)

Increase (decrease) in cash as cash equivalents	(167)	634	(741)	—	(274)

Cash and cash equivalents at beginning of year	663	2,237	1,666	—	4,566

Cash and cash equivalents at end of year	$496	$2,871	$925	$—	$4,292

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
19. Subsequent events:
During the first quarter of fiscal 2006, Portola Allied Tool, Inc., the Company’s machinery and tooling subsidiary moved its operations from a leased facility in Michigan Center, Michigan to the Company’s facility in New Castle, PA and the Company’s Toronto plant was moved from a leased facility to the Company’s facility in Montreal.
On November 9, 2005, the Company sold its office facilities in San Jose, CA for net proceeds of approximately $2,139 and is moving its information technology and offices into leased facilities in San Jose.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended August 31, 2005, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on effectiveness of controls and procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Portola have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. OTHER INFORMATION
     Not applicable.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Management
     Our directors and executive officers and their ages as of November 18, 2005 are as follows:

Name	Age	Title
Brian J. Bauerbach	40	President and Chief Executive Officer
Michael T. Morefield	49	Senior Vice President and Chief Financial Officer
M. Craig Akins	54	Vice President, U.S. Sales and Service
Richard D. Lohrman	52	Vice President, Engineering/R&D
Kim Wehrenberg	53	Vice President, General Counsel and Secretary
Martin Imbler(1)(2)	57	Chairman of the Board
Jack Watts	57	Director
Robert Egan(1)	41	Director
Larry C. Williams	56	Director
Debra Leipman-Yale(2)	49	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.
     Brian J. Bauerbach joined the Company as Chief Operating Officer on January 11, 2005 and was named President and Chief Executive Officer on April 20, 2005. Prior to joining Portola, Mr. Bauerbach spent over 17 years with Alcoa Corporation. From 2000 until 2002 he was Vice President of North American Operations for Closure Systems International and then served as General Manager of Alcoa’s Flexible Packaging division.
     Michael T. Morefield has been our Senior Vice President and Chief Financial Officer since October 2004. He has over twenty-five years of extensive global experience spanning over 20 countries in all facets of finance, accounting, administration and general management. Most recently, Mr. Morefield was Chief Financial Officer for Exelon Services, a subsidiary of the Fortune 500 company Exelon Inc. From 1999 to 2002, he was Vice President and Chief Financial Officer for United Plastics Group Inc., a global plastic injection molding manufacturer servicing the electronics, consumer, medical and automotive industries. Prior to that, he held CFO positions for a number of multinational manufacturing companies including Schmalbach-Lubeca Holdings, Inc., White Cap, Inc. and Toyoda Machinery USA Inc.
     M. Craig Akins has been our Vice President of U.S. Sales and Service since March 2002. Mr. Akins was the Vice President of Sales for Consolidated Coca–Cola Bottling Company from 1999 until he left in 2002 and held various sales and sales management positions during his twenty–two years with Coca–Cola.
     Richard D. Lohrman has been our Vice President, Engineering/R&D since July 2002. Prior to joining Portola, Mr. Lohrman was Manager of Technology for the Closure and Specialty group of Owens–Illinois from 1996 to 2002. Mr. Lohrman also held a Vice President position in R&D for Zeller Plastik, Inc., a company owned by Crown Cork and Seal and was Vice President of Manufacturing for Betts Packaging.
     Kim Wehrenberg joined the Company as Vice President, General Counsel and Secretary on August 17, 2005. In 2004 Mr. Wehrenberg co-founded Quaestor Equity Partners, LLC a private equity investment company. Prior to that, he served for 17 years as Vice President, General Counsel and Secretary of Federal Signal Corporation, a diversified New York Stock Exchange manufacturer, including tools for the packaging industry.
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

     Jack L. Watts was our Chairman of the Board and Chief Executive Officer from 1986 to 2005. He continues to serve as a Director. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.
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
     Debra Leipman-Yale has over twenty-five years of experience in marketing and general management of cosmetic, fragrance and toiletry products. She served as Executive Vice President of Revlon, Inc. from 2002 through 2003. Prior to her position at Revlon Inc., she held senior positions at Clairol, Inc., a division of Bristol-Myers Squibb from 1983 to 2002, including serving as President of Clairol International.
     Each director listed above was elected at our Annual Meeting of Shareholders held in February 2005, and each will serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal.

Audit Committee Matters
     Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Mr. Imbler and Ms. Leipman-Yale. Our Board of Directors has determined that Mr. Imbler qualifies as an “audit committee financial expert,” and that both members are “independent” as defined by the rules of the Nasdaq Stock Market.
Section 16(a) Beneficial Ownership Reporting
     We do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no persons are presently required to file reports with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act.
Code of Ethics
     We have adopted a written code of ethics, the “Corporate Code of Conduct” (the “Code”), which is applicable to all of our officers and employees including the Chief Executive Officer and senior financial officer. We have added a non-retaliation provision to the Code and have determined that the Code complies with the requirements of a “code of ethics” within the meaning of Item 406(b) of Regulation S–K. We believe that our revised Code is sufficient to deter wrongdoing and promote the honest and ethical conduct of our officers and employees.
     In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code has been filed as an exhibit to this Form 10–K. We intend to disclose any changes in or waivers from the Code by filing a Form 8–K.

Item 11. EXECUTIVE COMPENSATION
Executive Compensation
     The following table summarizes all compensation awarded to, earned by or paid for services rendered to us in all capacities during fiscal 2005, 2004 and 2003 by each person who served as our Chief Executive Officer during fiscal 2005 and our four other most highly compensated executive officers who were serving in such capacity at the end of fiscal 2005 and one additional individual who would have been one of the four most highly compensated executives if he had remained an executive officer as of the end of fiscal 2005 (together, the “Named Officers”).
Summary compensation table

					Long–term
					compensation
					awards
					Securities
	Annual compensation			Other annual	underlying	All other
Name and principal position	Year	Salary	Bonus(1)	compensation	options(6)	compensation
Brian J. Bauerbach (2) (3)	2005	$144,106	$117,500	—	—	$94,814
President and	2004	—	—	—	—	—
Chief Executive Officer	2003	—	—	—	—	—
Jack L. Watts(4)(5)(6)	2005	348,076	—	—	—	55,456
Chairman of the Board and	2004	366,128	100,000	$46,500	—	50,000
Chief Executive Officer	2003	350,260	—	41,800	$200,000	—
Michael T. Morefield (3) (8)	2005	186,344	63,000	—	—	—
Senior Vice President and	2004	—	—	—	—	—
Chief Financial Officer	2003	—	—	—	—	—
James A. Taylor (7)	2005	209,615	—	—	—	83,269
President and Chief Operating	2004	281,249	—	—	—	—
Officer	2003	252,400	—	—	337,500	—
M. Craig Akins	2005	205,001	—	—	—	—
Vice President, U.S. Sales and	2004	204,231	—	—	—	—
Services	2003	192,308	—	—	—	—
Frederick K Janz (9)(10)	2005	128,423	—	—	—	81,577
Managing Director,	2004	200,769	—	—	—	—
International Development	2003	176,539	—	—	115,000	—
Richard D. Lohrman	2005	185,000	15,000	—	—	—
Vice President,	2004	188,750	32,083	—	—	—
Engineering/R&D	2003	161,827	19,808	—	—	—
Kim Wehrenberg (11)	2005	7,692	—	—	—	—
Vice President, General	2004	—	—	—	—	—
Counsel and Secretary	2003	—	—	—	—	—

(1)	With respect to each fiscal year, bonuses are accrued each quarter for services rendered during the quarter and are generally paid within ninety days after the year has ended.

(2)	Mr. Bauerbach became Chief Operating Officer on January 11, 2005 and President and Chief Executive Officer on June 21, 2005. Mr. Bauerbach received a signing bonus of $75,000, which is reflected in all other compensation. Mr. Bauerbach received reimbursement for moving expenses of $19,814 reflected in all other compensation.

(3)	Mr. Bauerbach and Mr. Morefield received performance based bonuses during fiscal 2005 of $117,500 and $63,000, respectively.

(4)	With respect to each fiscal year, other annual compensation represents consulting fees paid to PPI Management Corporation, a company of which Mr. Watts is the controlling shareholder and the sole employee.

(5)	With respect to fiscal 2004, all other compensation represents forgiveness of $50,000 principal and interest on a note receivable from Mr. Watts.

(6)	Mr. Watts resigned as Chief Executive Officer on April 13, 2005 and as Chairman of the Board on June 21, 2005. Under his employment termination agreement Mr. Watts received $55,456 under all other compensation in fiscal 2005 and will continue to receive $14,308 bi-weekly until June 20, 2006. He will also receive payment of his COBRA benefit for 18 months.

(7)	Mr. Taylor resigned on May 13, 2005. Under his employment termination agreement he received $83,269 in fiscal 2005 under all other compensation and will receive $11,538 bi-weekly until May 13, 2006.

(8)	Mr. Morefield became Senior Vice President and Chief Financial Officer on October 4, 2004.

(9)	Mr. Janz resigned on March 31, 2005 and received consulting payments from October 1, 2004 until September 30, 2005 of $17,500 per month.

(10)	With respect to fiscal 2003, all of the underlying stock options granted were related to our stock option exchange program, except for Mr. Janz who received 27,500 shares. The shares received through the exchange program were originally issued under the 1994 Stock Option Plan.

(11)	Mr. Wehrenberg became our Vice President, General Counsel and Secretary on August 17, 2005.
     There were no individual grants of stock options made during fiscal 2005 to the Named Officers.
Aggregated option exercises in fiscal 2005 and fiscal year end option values

	Shares		Number of securities		Value of unexercised
	acquired		underlying unexercised		in–the–money options at
	on	Value	options at August 31, 2005		August 31, 2005(1)
Name	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Brian J. Bauerbach	—	n/a	—	—	—	—
Jack L. Watts	—	n/a	295,000	—	—	—
James A. Taylor	—	n/a	—	—	—	—
Michael T. Morefield	—	n/a	—	—	—	—
M. Craig Akins	—	n/a	71,500	38,500	—	—
Frederick K. Janz	—	n/a	—	—	—	—
Richard D. Lohrman	—	n/a	45,000	30,000	—	—
Kim Wehrenberg	—	n/a	—	—	—	—

(1)	There were no “in–the–money” options at August 31, 2005.
Director compensation
     During fiscal 2005 Ms Leipman-Yale and Messrs Imbler and Williams were paid $4,250 per quarter retainer and $2,000 meeting fees for Board service and $1,000 per quarter retainer for each committee membership. In the fourth quarter of fiscal 2005, Mr. Imbler received an additional $4,000 per quarter for serving as Chairman of the Board and the Audit Committee quarterly fee was increased to $2,250 and Mr. Watts began receiving director fees. For fiscal 2006, the director compensation remains the same as the fourth quarter fiscal 2005. Mr. Egan does not receive compensation as a director. All directors are reimbursed for their costs of attending Board and Committee meetings.
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
     Mr. Bauerbach has an employment agreement that provides for a base salary of $235,000 and a bonus of 50% of base salary upon attainment of certain business goals. He also received a $75,000 signing bonus and standard moving expenses. Mr. Bauerbach is also eligible to earn a target bonus of $1,500,000 if the Company achieves specified EBITDA targets for fiscal 2007. He is entitled to payment of one year of severance if his employment is terminated without cause prior to August 31, 2007. Mr. Morefield has an employment agreement that provides for a base salary of $210,000 and a bonus of 30% of base salary upon attainment of certain business goals. He is entitled to payment of one year’s salary if his employment is terminated without cause.
Compensation committee interlocks and insider participation
     The members of the Compensation Committee of our Board of Directors for fiscal year 2005 were Martin Imbler and Robert Egan.
     For a description of transactions between us and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Note 15 of the Notes to Consolidated Financial Statements

included under Item 8 of this Report on Form 10–K.
Board compensation committee report on executive compensation
     The Compensation Committee of the Board of Directors is responsible for establishing the base salary for the Chief Executive Officer and incentive cash bonus programs for our executive officers and administering certain other compensation programs for such individuals, subject in each instance to approval by the full Board. The Compensation Committee also has the exclusive responsibility for the administration of our stock option plans.
     The fundamental policy of the Compensation Committee is to provide our Chief Executive Officer (“CEO”) and President and Vice Presidents with competitive compensation opportunities based upon their contribution to our financial success and their personal performance. It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance as well as upon his or her own level of performance. The Committee also believes our executive compensation programs should enable us to attract and retain strong performers. These programs are designed to motivate the senior management team to achieve or exceed key objectives by making individual compensation directly dependent on our achievement of financial goals and by providing significant rewards for exceeding those goals. The Committee believes that strong financial performance, on a sustained basis, is the surest way for us to positively affect long–term stockholder return.
     Compensation program considerations.
     We take the following factors into consideration in designing various executive compensation programs:
1.	Compensation position and comparative framework.

In order to attract and retain the talent that it needs to meet corporate objectives, our executive compensation programs are designed to deliver overall cash compensation and employee benefits competitive with comparable manufacturing companies. Bonuses are tied closely to corporate performance, such that actual awards are made only if our performance meets or exceeds objectives established for adjusted EBITDA. These awards thus may vary considerably according to the overall performance of our company.

2.	Mix of Compensation.

The compensation package for the CEO and President and other Vice Presidents is comprised of three elements; (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) annual variable performance awards payable in cash and tied to our achievement of financial targets, and (iii) long–term stock–based incentive awards that strengthen the mutuality of interests between the executive officers and our stockholders. As an executive officer’s level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his or her total compensation be dependent upon the performance of our company and stock price appreciation rather than base salary.

Several of the more important factors that the Compensation Committee considers for the components of each executive officer’s compensation package for fiscal 2005 are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.
a)	Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry and internal comparability considerations. The weight given to each of these factors differs from individual to individual. In selecting comparable companies for the purposes of maintaining competitive compensation, many factors are considered, including geographic location, growth rate, annual revenue and profitability and market capitalization. Companies outside the industry that may compete with us in recruiting executive talent are also considered.

b)	Annual Incentive Compensation. Bonuses are earned by each executive officer primarily on the basis of our achievements of certain corporate financial performance goals established for each fiscal year. For fiscal 2005, the criteria for determination of payment of bonuses was based on our EBITDA performance net of capital expenditures relative to the target established by the Compensation Committee. Based upon the achievement of these targets, other than with respect to Messrs. Bauerbach and Morefield, bonuses were not paid to the Named Officers for fiscal 2005. The target bonus for Named Officers range from 30% to 50% of base salary for fiscal 2006.

c)	Deferred Compensation Plan. We maintain a deferred compensation plan, pursuant to which certain members of management (including the executive officers) may elect to defer a portion of his or her annual compensation and bonus payments. The participant’s funds are invested among various funds designated by the plan administrator and currently may not be invested in our stock or other of our securities. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant’s beneficiary in a lump sum or in quarterly installments until fully distributed.

d)	Long–Term Compensation. Long–term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share (the Board established price on the grant date) over a specified period of time (up to ten years). The fixed price per share for Mr. Watts’ options is 110% of fair market value at the date of issuance, while the fixed price per share for options held by our other executive officers is 100% of fair market value at the date of issuance. Options granted generally become exercisable at the rate of 20% of the shares subject thereto one year from the grant date and as to approximately 5% of the shares subject to the option at the end of each three–month period thereafter such that the option is fully exercisable five years from the grant date, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide the maximum return to the executive officer only if the executive officer remains employed by us for the five–year vesting period, and then only if the Board established price of the underlying shares of common stock appreciates over the option term. The number of shares of common stock subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position with us, the base salary associated with that position, the average size of comparable awards made to executive officer’s in similar positions within the industry, the executive officer’s potential for increased responsibility and promotion over the option term, and the executive officer’s personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. None of our executive officers received option grants in fiscal 2005.
3.	Compensation of the Chief Executive Officer.

The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Brian J. Bauerbach’s base salary for fiscal 2005 was approximately $235,000. Mr. Bauerbach’s base salary was established in part by comparing the base salaries of Chief Operating Officers at other companies of similar size. Since he has been promoted to President and Chief Executive Officer, the compensation committee is reviewing his compensation for fiscal 2006. Mr. Bauerbach received a bonus of $117,500 during fiscal 2005 based on performance and comparable industry rates of compensation.

4.	Compensation Limitations.

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

Martin Imbler

Compensation Committee Member

Robert Egan

Compensation Committee Member

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information with respect to beneficial ownership of each class of our voting securities as of October 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. Our equity securities are privately held and no class of our voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

	Shares of Class A		Shares of Class B
	common stock		common stock
	beneficially owned(1)		beneficially owned(2)
Name of beneficial owner	Number(3)	Percent(3)	Number(3)	Percent(3)
Suez Equity Investors, L.P.(4)	2,134,992	100.0%	—	—
SEI Associates(4)	2,134,992	100.0	—	—
Robert Egan(5)	—	—	2,388,048	24.4%
J.P. Morgan Partners 23A (formerly Chase Manhattan Capital Corporation)(6)	—	—	2,388,048	24.4
Jack L. Watts(7)	—	—	3,324,446	34.1
Gary L. Barry(8)	—	—	607,965	6.2
Brian J. Bauerbach	—	—	—	—
Michael T. Morefield	—	—	—	—
Kim Wehrenberg	—	—	—	—
M. Craig Akins (9)	—	—	82,500	*
Larry C. Williams(10)	—	—	91,942	*
Richard Lohrman(11)	—	—	48,750	*
Martin Imbler(12)	—	—	33,000	*
Debra Leipman-Yale(13)	—	—	5,000	*

All executive officers and directors as a group (10 persons)(14)	—	—	5,973,686	61.0%

*	Less than 1%

(1)	As of October 31, 2005, there were 2,134,992 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is non–voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10.0 million or there is a capital reorganization or reclassification of our capital stock. See Note 12 of Notes to Consolidated Financial Statements.

(2)	Our Class B Common Stock, Series 1 carry voting rights of one vote per share. Holders of Class B Common Stock, Series 2 have a number of votes equal to the number of shares of Class B Common Stock, Series 1 into which such holder’s shares of Class B Common Stock, Series 2 is then convertible. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of our assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into that number of shares of Class B Common Stock, Series 1 that results from dividing the Conversion Price (as defined in our certificate of incorporation) by $1.75 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which Portola is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. As of October 31, 2005, there were 9,754,780 shares of Class B Common Stock issued and outstanding, consisting of 8,584,385 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. See Note 12 of Notes to Consolidated Financial Statements.

(3)	In accordance with the rules of the SEC, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on October 31, 2005 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Represents 2,028,242 shares held by Suez Equity Investors, L.P. and 106,750 shares held by SEI Associates, an affiliate of Suez Equity Investors, L.P. The address of both Suez Equity Investors, L.P. and SEI associates is 712 5th Avenue, 24th Floor, New York, New York 10019.

(5)	Mr. Egan is a principal of JPMorgan Partners (formerly Chase Capital Partners), an affiliate of JPMorgan Partners 23A (formerly Chase Manhattan Capital Corporation). Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by JPMorgan Partners 23A and affiliates (of which 149,047 shares are held by Archery Partners and 99,800 shares held by Baseball Partners) and 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2005, and (ii) 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2005. Also includes 726,095 shares of Class B Common Stock, Series 2 held of record by JPMorgan Partners 23A, 39,620 shares of Class B Common Stock, Series 2 held of record by Archery Partners and 50,000 shares of Class B Common Stock, Series 2 held of record by Baseball Partners, both affiliates of JPMorgan Partners 23A. Mr. Egan disclaims beneficial ownership of the 1,569,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners 23A and affiliates, and the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners 23A and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 10,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of October 31, 2005 and (b) 9,000 shares subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of October 31, 2005. With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JPMorgan Partners 23A. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	Includes 2,889,972 shares held by Mr. Watts individually, 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 10,000 shares held of record by the Watts Family Foundation, of which Mr. Watts is the President and a Trustee. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 63 Camino Por Las Arboles, Atherton, CA 94029.

(8)	Mr. Barry’s address is 885 Portola Road, Portola Valley, California 94028.

(9)	Includes 82,500 shares subject to options that are exercisable within 60 days of October 31, 2005. Mr. Akins’ address is 12509 Pine Valley Club Drive, Charlotte, NC 28277.

(10)	Includes 40,000 shares subject to options that are exercisable within 60 days of October 31, 2005. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(11)	Includes 48,750 shares subject to options that are exercisable within 60 days of October 31, 2005. Mr. Lohrman’s address is 951 Douglas Road, Batavia, IL 60510.

(12)	Includes 13,000 shares subject to options that are exercisable within 60 days of October 31, 2005. Mr. Imbler’s address is 5901 Lincoln Avenue, Evansville, IN 47715.

(13)	Includes 5,000 shares subject to options that are exercisable within 60 days of October 31, 2005. Ms. Leipman-Yale’s address is 18 Fawn Lane, Armonk, NY 10504.

(14)	Includes the shares shown in footnotes 5, 7 and 9 through 13. Includes 209,250 shares subject to options that are exercisable within 60 days of October 31, 2005.

Equity compensation plan Information

Year Ended August 31, 2005
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance Under Equity
	Exercise of	Outstanding Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights(a)	Rights(b)	Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	1,415,656	$5.08	7,070,544

(1)	All such plans involve only our Class B, Series 1 Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with officers and directors
     In addition to a base salary of $12,000, we incurred fees of $218,000 and expenses of $14,000 in fiscal 2005 to our former Vice President, General Counsel and Secretary, Themistocles G. Michos, for legal services rendered.
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
     The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our annual report on Form 10-K for fiscal year 2005, the reviews of our financial statements included in our quarterly reports on Form 10-Q, services provided related to our 144A bond offering and related required regulatory filings were approximately $469,000 and $729,000 for the years ended August 31, 2005 and 2004, respectively.
Audit Related Fees
     The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services were approximately $32,000 that were related to the performance of the opening balance sheet audit of the Company’s acquisition in the first quarter of 2004. There were no audit related fees for fiscal 2005.
Tax Fees
     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by PricewaterhouseCoopers LLP were approximately $93,000 and $103,000 for the years ended August 31, 2005 and 2004, respectively.
All Other Fees
     There were no aggregate fees billed for any other non-audit services rendered by PricewaterhouseCoopers LLP to us for the years ended August 31, 2005 and 2004, respectively.
     All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee is that the audit committee must be informed and approve of the non-audit services in advance of the engagement and the audit committee’s responsibilities in this regard may not be delegated to management.

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

Page in
Form 10–K
Schedule II—Valuation and Qualifying Accounts	91
     All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.
     (a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10–K:

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

Exhibit
Number	Exhibit Title
10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)*

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23) *

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

Exhibit
Number	Exhibit Title
10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield (30) *

10.27	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among the Registrant and General Electric Capital Corporation (31)

10.28	Option to Renew (32)

10.29	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and the Registrant (33)

10.30	Lease between Cabot Industrial Properties, L.P., Landlord, and the Registrant, Tenant (34)

10.31	Employment Agreement with Brian J. Bauerbach (35) *

10.32	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of June 21, 2005, by and between the Registrant and General Electric Capital Corporation (36)

10.33	Severance Agreement with Jack L. Watts *

14.01	Corporate Code of Ethics (37)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, and Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and

Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(31)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.28 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on April 19, 2005.

(36)	Incorporated herein by reference to exhibit 99.01 included in the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2005.

(37)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC., a Delaware corporation

/s/ Michael T. Morefield

Michael T. Morefield
November 23, 2005	By:	Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

/s/ BRIAN j. BAUERBACH

Brian J. Bauerbach
November 23, 2005	By:	President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

/s/ MICHAEL T. MOREFIELD

Michael T. Morefield
November 23, 2005	By:	Senior Vice President and Chief Financial Officer

DIRECTORS

/s/ MARTIN IMBLER

November 23, 2005	By:	Martin Imbler

/s/ ROBERT EGAN

November 23, 2005	By:	Robert Egan

/s/ JACK L. WATTS

November 23, 2005	By:	Jack L. Watts

/s/ LARRY C. WILLIAMS

November 23, 2005	By:	Larry C. Williams

/s/ DEBRA LEIPMAN-YALE

November 23, 2005	By:	Debra Leipman-Yale

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
     We have not sent to our security holders either (1) an annual report covering fiscal 2005 or (2) any proxy materials with respect to an annual or special meeting of our security holders. To the extent that we send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10–K, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Charged to			Other	Ending
Doubtful Accounts	Balance	Costs and Expenses	Recoveries	From Reserves(1)	Adjustments	Balance
August 31, 2005	1,204	792	(24)	371	—	1,601
August 31, 2004	1,244	432	(50)	422	—	1,204
August 31, 2003	1,151	460	(263)	104	—	1,244

Allowance for Investment
In/Advances to	Beginning	Charged to			Other	Ending
Unconsolidated Affiliates	Balance	Costs and Expenses	Recoveries	From Reserves	Adjustments	Balance
August 31, 2005	—	—	—	—	—	—
August 31, 2004	—	—	—	—	—	—
August 31, 2003	120	—	—	120	—	—

Allowance for Inventory	Beginning	Charged to			Other	Ending
Valuation	Balance	Costs and Expenses	Recoveries	From Reserves(2)	Adjustments	Balance
August 31, 2005	1,408	1,021	—	1,202	1	1,228
August 31, 2004	266	1,669	—	527	—	1,408
August 31, 2003	368	637	—	738	(1)	266

Deferred Tax	Beginning	Charged to			Other	Ending
Valuation Allowance	Balance	Costs and Expenses	Recoveries	From Reserves	Adjustments	Balance
August 31, 2005	16,318	7,497	—	—	—	23,815
August 31, 2004	3,989	13,076	—	747	—	16,318
August 31, 2003	1,058	2,931	—	—	—	3,989

(1)	Represents uncollected accounts charged against the allowance

(2)	Represents scrapped inventory and other charges against the reserve

(3)	Represents foreign currency translation adjustments

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

Exhibit
Number	Exhibit Title
10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)*

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield (30) *

10.27	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among the Registrant and General Electric Capital Corporation (31)

10.28	Option to Renew (32)

10.29	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and the Registrant (33)

10.30	Lease between Cabot Industrial Properties, L.P., Landlord, and the Registrant, Tenant (34)

10.31	Employment Agreement with Brian J. Bauerbach (35) *

10.32	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of June 21, 2005, by and between the Registrant and General Electric Capital Corporation (36)

10.33	Severance Agreement with Jack L. Watts *

Exhibit
Number	Exhibit Title
14.01	Corporate Code of Ethics (36)

21.01	Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, and Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or compensating plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(31)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.28 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1

for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on April 19, 2005.

(36)	Incorporated herein by reference to exhibit 99.01 included in the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2005.

(37)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.