Form 10-Q
period 2005-11-30
PORTOLA PACKAGING INC
filed 2006-01-23
CIK 788983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2005
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑.
11,889,772 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,754,780 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at January 16, 2006.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
Trademark acknowledgments:
     Cap Snap®, Portola Packaging®, Portola Tech International and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10–Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30,	August 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $100	$4,891	$1,963
Accounts receivable, net of allowance for doubtful accounts of $1,745 and $1,601, respectively	31,930	33,782
Inventories, net	21,308	19,243
Other current assets	4,421	3,686
Deferred income taxes	2,580	2,559

Total current assets	65,130	61,233

Property, plant and equipment, net	73,028	77,133
Goodwill	20,177	20,076
Debt issuance costs, net	8,067	8,470
Trademarks	5,000	5,000
Customer relationships, net	2,314	2,347
Patents, net	1,501	1,589
Covenants not-to-compete and other intangible assets, net	647	752
Other assets, net	3,475	3,369

Total assets	$179,339	$179,969

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$42	$44
Accounts payable	19,305	18,265
Book overdraft	—	103
Accrued liabilities	6,788	7,013
Accrued compensation	5,076	3,279
Accrued interest	4,951	1,238

Total current liabilities	36,162	29,942

Long-term debt, less current portion	200,307	203,933
Deferred income taxes	3,235	3,206
Other long-term obligations	630	642

Total liabilities	240,334	237,723

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,584 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,488	6,488
Accumulated other comprehensive loss	(838)	(931)
Accumulated deficit	(66,656)	(63,322)

Total shareholders’ equity (deficit)	(60,995)	(57,754)

Total liabilities, minority interest and shareholders’ equity (deficit)	$179,339	$179,969

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three
	Months Ended
	November 30,	November 30,
	2005	2004

Sales	$65,922	$62,803
Cost of sales	55,541	53,341

Gross profit	10,381	9,462

Selling, general and administrative	6,871	6,369
Research and development	876	1,087
Gain from sale of property, plant and equipment	(254)	—
Amortization of intangibles	226	265
Restructuring costs	545	144

	8,264	7,865

Income from operations	2,117	1,597

Other (income) expense:
Interest income	(3)	(15)
Interest expense	4,226	4,090
Amortization of debt financing costs	403	408
Foreign currency transaction loss (gain)	236	(2,004)
Other income, net	(99)	(136)

	4,763	2,343

Loss before income taxes	(2,646)	(746)
Income tax expense	682	935

Net loss	(3,328)	(1,681)
Other comprehensive income	88	973

Comprehensive loss	$(3,240)	$(708)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	November 30,	November 30,
	2005	2004

Cash flows provided by operating activities:	$6,133	$1,181

Cash flows from investing activities:
Additions to property, plant and equipment	(1,802)	(2,596)
Proceeds from sale of property, plant and equipment	2,249	3
Increase in other assets, net	—	49

Net cash provided by (used in) investing activities	447	(2,544)

Cash flows from financing activities:
Payments of debt issuance costs	—	(99)
Borrowings under revolver	3,572	7,690
Repayments under revolver	(7,188)	(11,600)
Borrowings under long-term debt obligations	—	4
Repayments on other long-term obligations	(11)	(21)

Net cash used in financing activities	(3,627)	(4,026)

Effect of exchange rate changes on cash	(25)	318

Increase (decrease) in cash and cash equivalents	2,928	(5,071)

Cash and cash equivalents at beginning of period	1,863	12,249

Cash and cash equivalents at end of period	$4,791	$7,178

Supplemental disclosure of cash flow information:
Cash paid for interest	$513	$378

Cash paid for income taxes	$1,213	$572

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)
1. Basis of presentation and accounting policies:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 previously filed with the Securities and Exchange Commission on November 28, 2005 (the “Form 10-K”). The August 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2006.
     As of November 30, 2005, the Company had several stock-based compensation plans, which are described in Note 11 of the Notes to the Audited Consolidated Financial Statements in the Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for all outstanding options during the three-month periods ended November 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three
	Months Ended
	November 30,	November 30,
	2005	2004
Net loss as reported	$(3,328)	$(1,681)
Deduct (add) total compensation cost as determined under fair value based method for all awards, net of tax	83	(29)

Net loss pro forma	$(3,411)	$(1,652)

     These results are not necessarily representative of the effects on reported net (loss) income for future years.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)
2. Recent accounting pronouncements:
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (“ARB” No. 43), Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for non public companies (as defined by SEC rules) for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R). In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). We have not yet fully evaluated this new accounting guidance and, accordingly, the Company has not determined whether it will elect the alternative method thereunder.
     In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on its financial condition or results of operations.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF No. 04-10.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS 154 had no impact on its financial position, results of operations or cash flows.
3. Other comprehensive income:
     Other comprehensive income consisted of cumulative foreign currency translation adjustments of $88, net of tax of $43, and $973, net of tax of $481, for the three months ended November 30, 2005 and 2004, respectively.
4. Segments:
     The Company’s reportable operating businesses are organized primarily by geographic region and, in one case, by function. The Company’s United Kingdom and Mexico operations, as well as its Blow Mold Technology Division, produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and cosmetics, fragrance and toiletries (“CFT”) jars and closures. The Blow Mold Technology segment includes the Canadian division and Portola Allied Tool, Inc. This segment change occurred in the second quarter of fiscal 2005. Prior to that all operations of the Canadian division were a single segment and Portola Allied Tool, Inc. was included in other segment data. The Company’s China operations also manufacture plastic parts for the high-tech industry. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest expense, taxes, depreciation, amortization and amortization of debt issuance costs to its subsidiaries. Certain Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     The table below presents information about reported segments for the three-month periods ended November 30, 2005 and 2004, respectively:

	For the Three Months
	Ended
	November 30,	November 30,
	2005	2004
Revenues:
United States – Closures & Corporate	$26,614	$24,321
United States – CFT	6,162	7,467
Blow Mold Technology	12,322	11,442
United Kingdom	10,630	11,162
Mexico	5,165	4,054
China	3,068	1,734
Other	1,961	2,623

Total consolidated	$65,922	$62,803

     Inter-segment revenues totaling $2,605 and $3,080 have been eliminated from the segment totals presented above for the three months ended November 30, 2005 and 2004, respectively.
     One Canadian customer accounted for approximately 14% of sales for the three months ended November 30, 2005 and 6% of accounts receivable at November 30, 2005. There were no customers that accounted for 10% or more of sales for the three month period ended November 30, 2004.
     The tables below present a reconciliation of net (loss) income to EBITDA for the three months ended November 30, 2005 and 2004, respectively:

	United States	United -
For the Three Months	- Closures &	States	Blow Mold	United
Ended November 30, 2005	Corporate	CFT	Technology	Kingdom	Mexico	China	Other
Net (loss) income	$(2,668)	$(1,145)	$463	$109	$(272)	$277	$(92)
Add:
Interest expense	2,993	656	158	153	145	32	89
Tax expense (benefit)	83	—	367	256	(71)	47	—
Depreciation and amortization	1,896	418	426	662	386	136	114
Amortization of debt financing costs	403	—	—	—	—	—	—

EBITDA	$2,707	$(71)	$1,414	$1,180	$188	$492	$111

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	United States	United -
For the Three Months	- Closures &	States	Blow Mold	United
Ended November 30, 2004	Corporate	CFT	Technology	Kingdom	Mexico	China	Other

Net (loss) income	$(2,751)	$(332)	$1,299	$734	$126	$(50)	$(707)
Add:
Interest expense	3,060	627	40	198	85	21	59
Tax expense	218	—	376	341	—	—	—
Depreciation and amortization	1,966	392	390	763	192	105	72
Amortization of debt financing costs	403	—	5	—	—	—	—

EBITDA	$2,896	$687	$2,110	$2,036	$403	$76	$(576)

5. Restructuring:
     The Company incurred restructuring costs of $545 for the three-month period ended November 30, 2005. During the first quarter of fiscal 2006, the Company incurred restructuring charges of $365 related primarily to the relocation of its Allied Tool division from Michigan to Pennsylvania relating to the Company’s Blow Mold Technology segment and restructuring charges related to the elimination of certain of its corporate selling, general and administrative areas.
     During the first quarter of fiscal 2005, the Company incurred restructuring charges of $144 for employee severance costs relating to its United States Closures and Corporate segment.
     No significant future costs are expected for this specific restructuring plan related to the Company’s United States Closures and Corporate and Blow Mold Technology segments.
     At November 30, 2005 and August 31, 2005, accrued restructuring costs related to employee severance amounted to $984 and $1,103, respectively. As of November 30, 2005, approximately $664 has been paid from the restructuring reserve for the employee severance costs. Management anticipates that the accrual balance will be paid within the next twelve months.
     The following table represents the activity in the restructuring reserve by segment for the three months ended November 30, 2005:

	August 31, 2005			November 30, 2005
	Balance	Provision	Cost Paid	Balance
United States - Closures & Corporate	$809	$175	$(447)	$537
United States - CFT	25	—	(20)	5
Blow Mold Technology	139	365	(133)	371
Other	130	5	(64)	71

Total	$1,103	$545	$(664)	$984

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
6. Inventories:
     As of November 30, 2005 and August 31, 2005, inventories consisted of the following:

	November 30,	August 31,
	2005	2005

Raw materials	$11,242	$9,872
Work in process	904	656
Finished goods	10,045	9,943

Total inventory	22,191	20,471
Less: inventory reserve	(883)	(1,228)

Inventory — net	$21,308	$19,243

7. Property, plant and equipment:
     On November 9, 2005 the Company sold the remaining building and land at its San Jose, California location for proceeds of $2,314 which resulted in a gain on sale of $366. During the first quarter ended November 30, 2005, the Company disposed of equipment in its closed Sumter, South Carolina facility resulting in a loss of $148. The Sumter plant is currently being used as a storage facility. The Company also had a gain of $36 on the sale of other assets.
8. Goodwill and intangible assets:
     As of November 30, 2005 and August 31, 2005, goodwill and accumulated amortization by segment consisted of the following:

	November 30, 2005		August 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States – Closures & Corporate	$12,585	$(6,667)	$12,585	$(6,667)
United States – CFT	9,163	—	9,163	—
Blow Mold Technology	5,304	(1,481)	5,204	(1,454)
Mexico	3,567	(2,379)	3,479	(2,319)
Other	449	(364)	449	(364)

Total consolidated	$31,068	$(10,891)	$30,880	$(10,804)

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2005, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures and Corporate, Blow Mold Technology and Mexico, and used the discounted cash flows methodology for United States – CFT. In management’s judgment no events transpired during the first quarter of fiscal 2006 that would have required management to review goodwill for impairment as of November 30, 2005.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     The change in the gross carrying amounts and accumulated amortization for Blow Mold Technology and Mexico from August 31, 2005 to November 30, 2005 was due to foreign currency translation.
     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

	November 30, 2005		August 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,659	$(8,158)	$9,659	$(8,070)
Debt issuance costs	11,826	(3,759)	11,817	(3,347)
Customer relationships	2,600	(286)	2,600	(253)
Covenants not-to-compete	829	(612)	829	(571)
Technology	400	(176)	400	(156)
Other	715	(509)	714	(464)

Total amortizable intangible assets	$26,029	$(13,500)	$26,019	$(12,861)

Non-amortizable intangible assets:

Trademarks	5,000	—	5,000	—

Total intangible assets	$31,029	$(13,500)	$31,019	$(12,861)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the three months ended November 30, 2005 and 2004 was $629 and $673, respectively. Amortization expense is estimated to be $1,758 for the remaining nine months of fiscal 2006, $2,111 in fiscal 2007, $1,978 in fiscal 2008, $1,511 in fiscal 2009, $1,334 in fiscal 2010 and $3,837 in the remaining years thereafter.
9. Debt:
Debt:

	November 30,	August 31,
	2005	2005
Senior notes	$180,000	$180,000
Senior revolving credit facility	20,229	23,845
Capital lease obligations	7	10
Other	113	122

	200,349	203,977
Less: Current portion long-term debt	(42)	(44)

	$200,307	$203,933

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Senior notes:
     On January 23, 2004, the Company completed an offering of $180,000 in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum (the “Senior Notes”). Interest payments of $7,425 are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment was made on August 1, 2004. The Senior Notes indenture contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on its property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business, (x) make restricted payments, and (xi) declare or pay dividends.
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2006 and beyond. However, if the Company does not achieve these

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At November 30, 2005, the Bank Prime Loan rate and the LIBOR Loan rate were 7.00% and 4.74%, respectively. At November 30, 2005, the Company had approximately $29,500 available for borrowing under the credit facility under the borrowing base formula described above.
Capital lease obligations:
The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations:

	November 30,	August 31,
	2005	2005

Equipment	$1,152	$1,152
Less accumulated depreciation	(575)	(545)

	$577	$607

Aggregate maturities of long-term debt:
     The aggregate maturities of long-term debt for the remaining nine months of fiscal 2006 and the next four years and thereafter based on amounts outstanding at November 30, 2005 were as follows:

Nine months ended August 31, 2006	$33
Year ended August 31, 2007	33
Year ended August 31, 2008	27
Year ended August 31, 2009	20,253
Year ended August 31, 2010	3
Thereafter	180,000

$200,349

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
     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Nine months ending August 31, 2006	$2,814
Fiscal year ending August 31, 2007	3,032
Fiscal year ending August 31, 2008	2,878
Fiscal year ending August 31, 2009	2,904
Fiscal year ending August 31, 2010	2,896
Thereafter	15,904

$30,428

     11. Supplemental condensed consolidated financial statements:
     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International (“PTI”). The tables below set forth financial information of the guarantors and non-guarantors at November 30, 2005 and August 31, 2005 and for the three-month periods ended November 30, 2005 and 2004.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Balance Sheet
November 30, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$732	$3,087	$1,072	$—	$4,891
Accounts receivable, net	12,027	18,821	4,154	(3,072)	31,930
Inventories, net	6,054	13,145	2,109	—	21,308
Other current assets	4,388	1,449	1,164	—	7,001

Total current assets	23,201	36,502	8,499	(3,072)	65,130
Property, plant and equipment, net	35,104	33,476	4,464	(16)	73,028
Goodwill	5,917	14,260	—	—	20,177
Debt issuance costs	8,067	—	—	—	8,067
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,314	—	—	2,314
Investment in subsidiaries	9,103	13,610	896	2,313	25,922
Common stock of subsidiaries	(1,267)	(18,988)	(4,357)	—	(24,612)
Other assets	3,575	683	55	—	4,313

Total assets	$83,700	$86,857	$9,557	$(775)	$179,339

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,575	$13,994	$1,808	$(3,072)	$19,305
Intercompany (receivable) payable	(78,195)	66,956	11,284	(45)	—
Other current liabilities	11,240	4,277	836	504	16,857

Total current liabilities	(60,380)	85,227	13,928	(2,613)	36,162
Long-term debt, less current portion	200,231	—	76	—	200,307
Other long-term obligations	4,844	(134)	(845)	—	3,865

Total liabilities	144,695	85,093	13,159	(2,613)	240,334

Other equity (deficit)	5,661	(343)	(685)	1,028	5,661
Accumulated equity (deficit)	(66,656)	2,107	(2,917)	810	(66,656)

Total shareholders’ equity (deficit)	(60,995)	1,764	(3,602)	1,838	(60,995)

Total liabilities and shareholders’ equity (deficit)	$83,700	$86,857	$9,557	$(775)	$179,339

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Balance Sheet
August 31, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$388	$857	$718	$—	$1,963
Accounts receivable, net	12,221	19,342	3,794	(1,575)	33,782
Inventories, net	5,330	12,011	1,902	—	19,243
Other current assets	3,603	1,666	976	—	6,245

Total current assets	21,542	33,876	7,390	(1,575)	61,233
Property, plant and equipment, net	38,122	34,407	4,620	(16)	77,133
Goodwill	5,917	14,159	—	—	20,076
Debt issuance costs	8,470	—	—	—	8,470
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,347	—	—	2,347
Investment in subsidiaries	9,816	13,523	896	1,700	25,935
Common stock of subsidiaries	(1,267)	(18,988)	(4,457)	—	(24,712)
Other assets	3,718	715	55	(1)	4,487

Total assets	$86,318	$85,039	$8,504	$108	$179,969

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,915	$11,422	$1,503	$(1,575)	$18,265
Intercompany (receivable) payable	(77,805)	67,108	10,697	—	—
Other current liabilities	6,324	3,964	899	490	11,677

Total current liabilities	(64,566)	82,494	13,099	(1,085)	29,942
Long-term debt, less current portion	203,848	—	85	—	203,933
Other long-term obligations	4,790	(98)	(844)	—	3,848

Total liabilities	144,072	82,396	12,340	(1,085)	237,723

Other equity (deficit)	5,568	(308)	(822)	1,130	5,568
Accumulated equity (deficit)	(63,322)	2,951	(3,014)	63	(63,322)

Total shareholders’ equity (deficit)	(57,754)	2,643	(3,836)	1,193	(57,754)

Total liabilities and shareholders’ equity (deficit)	$86,318	$85,039	$8,504	$108	$179,969

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$29,263	$34,278	$4,986	$(2,605)	$65,922
Cost of sales	23,129	30,696	3,957	(2,241)	55,541

Gross profit	6,134	3,582	1,029	(364)	10,381

Selling, general and administrative	4,463	1,920	852	(364)	6,871
Research and development	538	338	—	—	876
Gain on sale of property, plant and equipment	(218)	(36)	—	—	(254)
Amortization of intangibles	154	72	—	—	226
Restructuring costs	175	370	—	—	545

Income from operations	1,022	918	177	—	2,117

Interest income	—	(3)	—	—	(3)
Interest expense	4,204	22	—	—	4,226
Amortization of debt financing costs	403	—	—	—	403
Foreign currency transaction loss (gain)	371	(155)	20	—	236
Intercompany interest (income) expense	(1,211)	1,090	121	—	—
Other (income) expense, including (income) expense from equity investments, net	500	(33)	(5)	(561)	(99)

(Loss) income before income taxes	(3,245)	(3)	41	561	(2,646)

Income tax expense	83	552	47	—	682

Net (loss) income	$(3,328)	$(555)	$(6)	$561	$(3,328)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2004

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$27,555	$34,125	$4,203	$(3,080)	$62,803
Cost of sales	22,899	29,429	3,717	(2,704)	53,341

Gross profit	4,656	4,696	486	(376)	9,462

Selling, general and administrative	3,845	1,937	963	(376)	6,369
Research and development	684	386	17	—	1,087
Amortization of intangibles	180	85	—	—	265
Restructuring costs	122	12	10	—	144

(Loss) income from operations	(175)	2,276	(504)	—	1,597

Interest income	(13)	(2)	—	—	(15)
Interest expense	4,056	13	21	—	4,090
Amortization of debt financing costs	403	5	—	—	408
Foreign currency transaction (gain) loss	(929)	(1,076)	1	—	(2,004)
Intercompany interest (income) expense	(997)	938	59	—	—
Other (income) expense, including (income) expense from equity investments, net	(1,232)	(146)	1	1,241	(136)

Loss before income taxes	(1,463)	2,544	(586)	(1,241)	(746)

Income tax expense	218	717	—	—	935

Net (loss) income	$(1,681)	$1,827	$(586)	$(1,241)	$(1,681)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Three-Month Period Ended
November 30, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow provided by operations	$2,472	$3,194	$467	$—	$6,133

Additions to property, plant and equipment	(752)	(979)	(71)	—	(1,802)
Other	2,242	36	(29)	—	2,249

Net cash provided by (used in) investing activities	1,490	(943)	(100)	—	447

Borrowings under revolver	3,572	—	—	—	3,572
Repayments under revolver	(7,188)	—	—	—	(7,188)
Other	(2)	—	(9)	—	(11)

Net cash used in financing activities	(3,618)	—	(9)	—	(3,627)

Effect of exchange rate changes on cash	—	(21)	(4)	—	(25)

Increase in cash	344	2,230	354	—	2,928

Cash and cash equivalents at beginning of period	288	857	718	—	1,863

Cash and cash equivalents at end of period	$632	$3,087	$1,072	$—	$4,791

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Three-Month Period Ended
November 30, 2004

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(269)	$1,070	$380	$—	$1,181

Additions to property, plant and equipment	(1,614)	(799)	(246)	63	(2,596)
Other	146	(31)	—	(63)	52

Net cash used in investing activities	(1,468)	(830)	(246)	—	(2,544)

Borrowings under revolver	7,690	—	—	—	7,690
Repayments under revolver	(11,600)	—	—	—	(11,600)
Other	(116)	—	—	—	(116)

Net cash used in financing activities	(4,026)	—	—	—	(4,026)

Effect of exchange rate changes on cash	—	200	118	—	318

(Decrease) increase in cash	(5,763)	440	252	—	(5,071)

Cash and cash equivalents at beginning of period	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of period	$2,192	$3,148	$1,838	$—	$7,178

12. Income taxes:
Income tax expense for the three months ended November 30, 2005 and 2004 consisted of the following:

	November 30, 2005	November 30, 2004

Current:
Federal	$—	$—
State	—	—
Foreign	675	935

Deferred	7	—

	$682	$935

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
13. Related party transactions:
     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,651 and $1,900 for the three months ended November 30, 2005 and 2004, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. For the three months ended November 30, 2004 the Company also paid $3 base salary and incurred $61 for legal service rendered by Themistocles G. Michos, the Company’s former Vice President and General Counsel. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.
14. Management’s deferred compensation plan:
     On December 5, 2005, the Company approved the termination of the Portola Packaging, Inc. Management Deferred Compensation Plan (the “MDC Plan”). The MDC Plan assets of $648 and MDC Plan liabilities of $917 are included in the accompanying condensed consolidated balance sheet at November 30, 2005.
     In connection with the preparation of its financial statements for the quarter ended November 30, 2005, the Company determined that its MDC Plan, which it terminated in December 2005 in accordance with the December 31, 2005 transition period under Internal Revenue Code section 409A, had not been accounted for by the Company. In connection with terminating the MDC Plan, it was determined that the liability for plan benefits of $917 exceeded plan assets of $648 by $269. The amount of plan liability in excess of $269 has been charged to expense in the quarter ended November 30, 2005. Had the Company been properly recording the MDC Plan since inception, $244 of this amount would have been charged in years prior to fiscal 2006. However, the Company believes that the impact of not previously recording the MDC Plan was not material to the Company’s consolidated financial statements for any prior year or quarter. Further, the Company does not believe that the $244 relating to periods prior to fiscal 2006 is material to the consolidated financial statements for the first quarter of fiscal 2006, or to the projected full year results for fiscal 2006.
15. Subsequent events:
     On December 28, 2005, the Company sold its facilities in Sumter, South Carolina for $965. The sale of the facilities resulted in a gain, net of closing costs, of $54.
     On January 13, 2006, the Company sold its facility located at 84 Fairmount Avenue, Woonsocket, Rhode Island for $1,300. The sale proceeds are expected to approximate the carrying value of the facility.

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

          Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.7 million and $1.6 million as of November 30, 2005 and August 31, 2005, respectively.
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
          Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $0.9 million and $1.2 million as of November 30, 2005 and August 31, 2005, respectively.
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
          Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No significant impairment loss was recognized during the three-months ended November 30, 2005 and 2004, respectively.
          Impairment of goodwill and non amortizing assets. At August 31, 2005, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures and Corporate, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. Based on our reviews, we did not record an impairment loss during fiscal 2005. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
          Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We have provided valuation allowances of $25.3 million and $23.8 million against net deferred tax assets as of November 30, 2005 and August 31, 2005, respectively.
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
Results of operations
Three months ended November 30, 2005 compared to the three months ended November 30, 2004
     Sales. Sales increased $3.1 million to $65.9 million for the first quarter of fiscal 2006 compared to $62.8 million for the first quarter of fiscal 2005. Increased selling prices resulting from the higher cost of resin across all divisions that we were able to pass through to customers was a contributing factor to our increased sales compared to the same period of the prior year. Sales at our Blow Mold Technology operations increased $0.9 million primarily due to increased bottle volume through the sale of new products and customers and also a favorable foreign exchange rate. Sales at our China operations increased $1.3 million primarily due to increased cutlery sales and the addition of cosmetic product sales. Sales at our Mexico operations increased $1.1 million due to increased volume on both bottles and closures. We also realized increased sales in our U.S. Closures operations by $1.8 million primarily due to increased selling prices, as we were able to pass through to customers increased resin costs, an increase in closure volume particularly in the 38mm and push-pull product lines and a favorable product mix. Offsetting these increases were decreased PTI sales of $1.3 million due to decreased orders from our customers. United Kingdom sales decreased $0.5 million due to an unfavorable foreign exchange rate and a decrease in volume due to the timing of customer orders. Sales for our Austrian and Czech Republic operations decreased $0.7 million due to the closing of the Austrian sales office. US Equipment sales decreased $0.1 million.
     Gross profit. Gross profit increased $0.9 million to $10.4 million for the first quarter of fiscal 2006 compared to $9.5 million for the first quarter of fiscal 2005. The increase in gross profit was primarily due to increased sales volume and lower employee and overhead costs resulting from cost reduction activities in the US Closures division and the closing of one plant in the Blow Mold Technology division as well as other productivity enhancements from our continuous improvement programs. Gross profit in the United States Closures and Corporate division increased by $1.4 million due primarily to increased sales volume, a favorable product mix, employee cost reductions, productivity enhancements and cost reduction activities. China increased gross profit by $0.4 million due to increased sales in both cutlery and cosmetic products, offset partially by increased resin costs due to consumption. Austria and Czech gross profit increased by $0.2 million due primarily to the closing of the Austrian sales office. These improvements were offset partially by increased resin costs that we were not able to fully pass through to our customers, particularly in our Mexico operations, decreased sales volume in the UK and lower sales volume at PTI. As a percentage of sales, gross profit increased to 15.7% for the first quarter of fiscal 2006 from 15.1% for the same quarter of fiscal 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.5 million to $6.9 million for the first quarter of fiscal 2006 compared to $6.4 million for the first quarter of fiscal 2005. United States Closures and Corporate increased by $0.6 million due primarily to the dissolution of the MDC Plan and increased trade show expense and commission expense due to increased volume and increased sales incentives. Partially offsetting this was a decrease in Czech of $0.1 million due to the closing of the Austrian sales office. The stability in these expenses have been primarily a result of various cost improvement programs that have been implemented by the Company. Selling, general and administrative expenses increased as a percentage of sales to 10.5% for the first quarter of fiscal 2006 from 10.2% for the same quarter of fiscal 2005.
     In connection with the preparation of its financial statements for the quarter ended November 30, 2005, the Company determined that its MDC Plan, which it terminated in December 2005 in accordance with the December 31, 2005 transition period under Internal Revenue Code section 409A, had not been accounted for by the Company. In connection with terminating the MDC Plan, it was determined that the liability for plan benefits of $917 exceeded plan assets of $648 by $269. The amount of plan liability in excess of $269 has been charged to expense in the quarter ended November 30, 2005. Had the Company been properly recording the MDC Plan since inception, $244 of this amount would have been charged in years prior to fiscal 2006. However, the Company believes that the impact of not previously recording the MDC Plan was not material to the Company’s consolidated financial statements for any prior year or quarter. Further, the Company does not believe that the $244 relating to periods prior to fiscal 2006 is material to the consolidated financial statements for the first quarter of fiscal 2006, or to the projected full year results for fiscal 2006.
     Research and development expenses. Research and development expenses decreased $0.2 million to $0.9 million for the first quarter of fiscal 2006 compared to $1.1 million for the first quarter of fiscal 2005. The decrease in expenses was primarily due to lower prototype costs and a reduction in headcount and related costs and the elimination of research and development in Austria due to the closing of this sales office.
     Loss (gain) from sale of property, plant and equipment. We recognized a net gain of $0.2 million on the sale of property, plant and equipment during the first quarter of fiscal 2006 due to the sale of an office building in San Jose, California. We sold the building for proceeds of $2.3 million resulting in a net gain of $0.4 million. Partially offsetting this gain was a loss on disposal of equipment located in our Sumter, South Carolina facility of $0.2 million.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology licenses, tradenames, covenants not-to-compete and customer relationships) remained relatively constant at approximately $0.2 million for the first quarter of fiscal 2006 compared to $0.3 million for the first quarter of fiscal 2005.
     Restructuring costs. Restructuring charges increased $0.4 million to $0.5 million for the first quarter of fiscal 2006 compared to $0.1 million for the first quarter of fiscal 2005. Fiscal 2006 restructuring charges related primarily to the Company’s relocation of its Allied Tool division from Michigan to Pennsylvania. The Company also incurred restructuring charges related to the Company’s corporate selling, general and administrative activities. Fiscal 2005 restructuring charges were for severance costs relating to the Company’s United States Closures and Corporate divisions.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $0.5 million to $2.1 million for the first quarter of fiscal 2006 compared to $1.6 million for the first quarter of fiscal 2005. Income from operations increased as a percentage of sales to 3.2% in the first quarter of fiscal 2006 compared to 2.5% in the same period of fiscal 2005.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.1 million to $4.2 million for the first quarter of fiscal 2006 compared to $4.1 million for the first quarter of fiscal 2005. The increase is due primarily to an increase in the amount outstanding on the senior secured credit facility and an increase in interest rates.
     Amortization of debt issuance costs remained constant at $0.4 million for the three months ended November 30, 2005 and 2004. The amortization of debt issuance cost remained constant due to the Company not incurring any additional cost related to issuance cost and the current cost being amortized on the straight line method over the life of the loan.
     We recognized a loss of $0.2 million on foreign exchange transactions for the first quarter of fiscal 2006 compared to a gain of $2.0 million for the first quarter of fiscal 2005. The loss on foreign exchange transactions for the three months ended November 30, 2005 was due primarily to the United Kingdom pound sterling performing stronger against the U.S. dollar. The gain in foreign exchange transactions for the three months ended November 30, 2004 is due primarily to the U.S. dollar performing stronger against the United Kingdom pound sterling and the Canadian dollar.
     Income tax expense. The income tax expense for the first quarter of fiscal 2006 was $0.7 million on loss before income taxes of $2.6 million, compared to $0.9 million on loss before income taxes of $0.7 million for the first quarter of fiscal 2005. Tax expense for the first quarter of fiscal 2006 is due primarily to our UK, Blow Mold Technology and China operations, which had net income for the first quarter of fiscal 2006. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and establishing a valuation allowance for our China, Mexico and Czech operations.
     Net loss. Net loss was $3.3 million in the first quarter of fiscal 2006 compared to a net loss of $1.7 million in the first quarter of fiscal 2005. The increase in net loss was due primarily to an unfavorable foreign exchange effect, increased resin costs not fully passed through to customers and restructuring charges, partially offset by an increase in sales and a reduction in labor expense for the first quarter of 2006 compared to the same quarter of 2005.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At November 30, 2005, we had cash and cash equivalents of $4.9 million, an increase of $2.9 million from August 31, 2005.

     Operating activities. Cash provided by operations totaled $6.1 million for the three months ended November 30, 2005, which represented a $4.9 million increase from the $1.2 million provided by operations for the three months ended November 30, 2004. Net cash from operations for both periods was the result of a net loss offset primarily by non-cash charges for depreciation and amortization and restructuring. Working capital (current assets less current liabilities) decreased by $2.3 million to $29.0 million as of November 30, 2005, compared to $31.3 million as of August 31, 2005. The decrease in working capital was due primarily to an increase in accrued interest, which is paid semi-annually, and accounts payable, due to timing of payments, offset by an increase in inventory.
     Investing activities. Cash provided by investing activities was $0.4 million for the three months ended November 30, 2005 compared to cash used in investing activities of $2.5 million for the three months ended November 30, 2004. For the three months ended November 30, 2005, cash provided by investing activities was primarily due to the proceeds from the sale of our office building in San Jose, California, this was offset partially by additions to property, plant and equipment. For the three months ended November 30, 2004, net cash used in investing activities consisted of $2.5 million primarily related to additions to and sale of property, plant and equipment. We have budgeted approximately $13.5 million for additions to property, plant and equipment for the fiscal year ended August 31, 2006.
     Financing activities. At November 30, 2005, we had total indebtedness of $200.3 million, $180.0 million of which was attributable to the Senior Notes. Of the remaining indebtedness, $20.2 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease and other obligations.
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
     Concurrently with the offering of the Senior Notes, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) we are required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) we no longer are required to maintain a borrowing availability amount; and (d) the amount we can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance.
     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. We were in compliance with these covenants at November 30, 2005, and believe that we will attain the projected results to ensure compliance with the covenants throughout fiscal 2006 and beyond. However, adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
     Cash and cash equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million, as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed. The June 21 Amendment eliminated the minimum availability requirement for the senior secured credit facility. As of November 30, 2005, we had $4.9 million in cash and cash equivalents, and our unused borrowing capacity under the senior secured credit facility was approximately $29.5 million.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but, for the reasons stated above, we cannot assure you that this will be the case. In this respect, we note that competitive pressures and costs of raw materials have not been favorable. Further, while we believe that these trends have stabilized, and we are beginning to achieve favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through the remainder of fiscal 2006 or beyond.

Contractual obligations
     The following sets forth our contractual obligations as of November 30, 2005:

	Payments Due by Period
		Less than 1		3 – 5	More than
	Total	Year	1 – 3 Years	Years	5 Years
Contractual obligations:	(dollars in thousands)
Long-term debt, including current portion:

Senior Notes (1)	$272,813	$14,850	$29,700	$29,700	$198,563

Revolver (2)	$24,950	$1,491	$2,982	$20,477	$—

Capital lease obligations (3)	$120	$33	$60	$27	$—

Operating lease obligations (4)	$30,428	$2,814	$5,910	$5,800	$15,904

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment was made August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2006 is estimated to be $4.5 million.
Related party transactions
     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.7 million and $1.9 million for the three months ended November 30, 2005 and 2004, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. For the three months ended November 30, 2004, the Company also paid the base salary and legal expenses for services rendered by Themistocles G. Michos, the Company’s former Vice President and General Counsel, of $0.1 million. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2005.
Recent accounting pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (“ARB” No. 43), Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Shared-Based Payment. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for non public companies (as defined by SEC rules) for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R). In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). We have not yet fully evaluated this new accounting guidance and, accordingly, the Company has not determined whether it will elect the alternative method thereunder.
     In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on its financial condition or results of operations.
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

     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF No. 04-10.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS 154 had no impact on its financial position, results of operations or cash flows.
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
     As of November 30, 2005, our total indebtedness was approximately $200.3 million. $180.0 million of this amount represented the Senior Notes due 2012, $20.2 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, as of November 30, 2005 we have a total shareholders’ deficit of $60.7 million. Our level of indebtedness and limits on our ability to incur additional indebtedness under existing credit agreements could restrict our operations and make it more difficult for us to fulfill our obligations thereunder. Among other things, our level of indebtedness and restrictions on our indebtedness may:
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

     Nonetheless, at present, we and our subsidiaries may still be able to incur substantially more debt. The terms of our senior secured credit facility and the indenture governing our Senior Notes permit additional borrowings and such borrowings may be secured debt.
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
     If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various credit agreements, including the indenture governing our Senior Notes.
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
     Our Senior Notes are not secured by any of our assets. The indenture governing the Senior Notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the Senior Notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of Senior Notes and other claims on us with respect to any of our other assets. In either event, because the Senior Notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the Senior Notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the Senior Notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview” of our Annual Report Form 10-K for the fiscal year ended August 31, 2005 for additional information regarding our restricted and unrestricted subsidiaries.
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
     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales or any deterioration of their financial condition. During fiscal 2005 our top ten customers accounted for approximately 39% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2004, 2005 and for the first three months of fiscal 2006, have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At November 30, 2005, we had cash and cash equivalents of $4.9 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
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
     Approximately 54% of our sales for fiscal 2005 were derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our sales inside the United States. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:
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
     Jack L. Watts (a member of our Board of Directors), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. Our Board of Directors and Compensation Committee have not met the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange, but the Audit Committee does. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which was disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
Interest rate sensitivity
     We are exposed to market risk from changes in interest rates on long–term debt obligations and we manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.
Exchange rate sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Income and expense items are translated at average exchange rates for the relevant periods. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended November 30, 2005, we incurred a loss of $0.2 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer accounted for 14% of sales for the three month period ended November 30, 2005 and 6% of accounts receivable at November 30, 2005. There were no customers that accounted for 10% or more of sales for the three month period ended November 30, 2004.

Resin price sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2005 and the first three months of fiscal 2006, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2004, 2005 and for the three-months ended November 30, 2005, have materially and adversely affected our gross margins and operating results for those periods. Increases in resin prices have unfavorably impacted our gross margins during fiscal 2005 and the first three months of fiscal 2006. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
     In coming to the conclusion that our disclosure controls and procedures were effective as of November 30, 2005 management considered, among other things, the control deficiency related to our controls over accounting for the Portola Packaging, Inc. Management Deferred Compensation Plan (the “MDC Plan”); specifically, including controls to identify the relevant generally accepted accounting principles applicable to the MDC Plan, which resulted in misstatements to our previously issued financial statements as disclosed in Management’s Discussion and Analysis, in this Form 10-Q. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” in concluding that the misstatement effects did not have a material impact on the financial statements of any prior interim or annual periods taken as a whole. Based on our review and analysis, our management concluded that the control deficiency that resulted in the misstatements to the prior period financial statements discussed above was not in itself a material weakness and that when aggregated with other deficiencies also did not constitute a material weakness in our internal control over financial reporting.
Changes in internal control over financial reporting
     During the quarter ended November 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PORTOLA PACKAGING, INC. (Registrant)
Date: January 23, 2006	/s/ Michael T. Morefield
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