Form 10-Q
period 2006-02-28
PORTOLA PACKAGING INC
filed 2006-04-13
CIK 788983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2006
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
Indicate by check mark whether the Registrant is large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑.
11,931,438 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non-voting Class A Common Stock and 9,796,446 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at April 13, 2006.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
Trademark acknowledgments:
     Cap Snap®, Portola Packaging®, Portola Tech International and the Portola logo are our registered trademarks used in this Quarterly Report on Form 10—Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 28,	August 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,421	$1,863
Restricted cash	100	100
Accounts receivable, net of allowance for doubtful accounts of $1,786 and $1,601, respectively	29,235	33,782
Inventories, net	22,778	19,243
Other current assets	4,039	3,686
Deferred income taxes	—	2,559

Total current assets	60,573	61,233

Property, plant and equipment, net	70,587	77,133
Goodwill	20,261	20,076
Debt issuance costs, net	7,713	8,470
Trademarks	5,000	5,000
Customer relationships, net	2,282	2,347
Patents, net	1,415	1,589
Covenants not-to-compete and other intangible assets, net	558	752
Other assets, net	3,232	3,369

Total assets	$171,621	$179,969

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$41	$44
Accounts payable	16,268	18,265
Book overdraft	—	103
Accrued liabilities	8,612	7,013
Accrued compensation	3,946	3,279
Accrued interest	1,238	1,238

Total current liabilities	30,105	29,942

Long-term debt, less current portion	202,966	203,933
Deferred income taxes	1,063	3,206
Other long-term obligations	684	642

Total liabilities	234,818	237,723

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,584 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,488	6,488
Accumulated other comprehensive loss	(685)	(931)
Accumulated deficit	(69,011)	(63,322)

Total shareholders’ equity (deficit)	(63,197)	(57,754)

Total liabilities, minority interest and shareholders’ equity (deficit)	$171,621	$179,969

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months		For the Six Months
	Ended		Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Sales	$63,402	$63,073	$129,324	$125,876
Cost of sales	54,082	54,527	109,622	107,868

Gross profit	9,320	8,546	19,702	18,008

Selling, general and administrative	5,882	7,778	12,753	14,148
Research and development	1,082	845	1,958	1,931
(Gain) loss from sale of property, plant and equipment	(632)	12	(886)	12
Amortization of intangibles	208	237	435	502
Restructuring costs	109	222	654	366

	6,649	9,094	14,914	16,959

Income (loss) from operations	2,671	(548)	4,788	1,049

Other (income) expense:
Interest income	(24)	(8)	(27)	(23)
Interest expense	4,269	4,045	8,496	8,135
Amortization of debt financing costs	403	399	807	806
Foreign currency transaction gain, net	(692)	(422)	(457)	(2,426)
Other expense (income), net	107	75	7	(60)

	4,063	4,089	8,826	6,432

Loss before income taxes	(1,392)	(4,637)	(4,038)	(5,383)
Income tax expense	964	605	1,646	1,540

Net loss	(2,356)	(5,242)	(5,684)	(6,923)
Other comprehensive income (loss)	153	(555)	246	416

Comprehensive loss	$(2,203)	$(5,797)	$(5,438)	$(6,507)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	February 28,	February 28,
	2006	2005
Cash flows provided by (used in) operating activities:	$3,663	$(6,433)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,276)	(4,999)
Proceeds from sale of property, plant and equipment	4,286	3
Increase in other assets, net	—	30

Net cash provided by (used in) investing activities	10	(4,966)

Cash flows from financing activities:
Borrowings under revolver	13,928	19,015
Repayments under revolver	(14,876)	(15,600)
Repayments under long-term debt obligations	(22)	(8)
Borrowings/(repayments) on other long-term obligations	10	(41)
Other	(153)	(161)

Net cash (used in) provided by financing activities	(1,113)	3,205

Effect of exchange rate changes on cash	(2)	225

Increase (decrease) in cash and cash equivalents	2,558	(7,969)

Cash and cash equivalents at beginning of period	1,863	12,249

Cash and cash equivalents at end of period	$4,421	$4,280

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,496	$8,135

Cash paid for income taxes	$2,446	$1,801

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)
1. Basis of presentation and accounting policies:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 previously filed with the Securities and Exchange Commission on November 28, 2005 (the “Form 10-K”). The August 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and six months ended February 28, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2006.
     As of February 28, 2006, the Company had several stock-based compensation plans, which are described in Note 11 of the Notes to the Audited Consolidated Financial Statements in the Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for all outstanding options during the three- and six-month periods ended February 28, 2006 and 2005 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	February 28,	February	February 28,	February 28,
	2006	28, 2005	2006	2005
Net loss as reported	$(2,356)	$(5,242)	$(5,684)	$(6,923)
Add total compensation cost as determined under fair value based method for all awards, net of tax	(401)	(35)	(474)	(64)

Net loss pro forma	$(2,757)	$(5,277)	$(6,158)	$(6,987)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)
     These results are not necessarily representative of the effects on reported net (loss) income for future years.
     In February 2006 the Company’s Board of Directors approved the Incentive Stock Option Agreement (the “Incentive Agreement”) for the Company’s Chief Executive Officer, Brian Bauerbach. The Incentive Agreement grants Mr. Bauerbach an option to purchase from the Company up to a total of 400,000 shares of common stock at the estimated fair market value at the date of grant of $0.62 per share. The option shares vest as follows, 133,333 immediately; 26,667 on August 31, 2006; 106,000 on January 1, 2007; 54,000 on August 31, 2007 and 80,000 on January 1, 2008. The Board of Directors also granted stock options to certain key executives. The 2006 Stock Option Plan (the “2006 Plan”) granted a total of 1,100,000 shares of common stock at $0.62 per share to ten executives. One-third of these shares vest immediately and one-third vests on each August 31st until 100% are vested for nine of the executives. For the remaining executive one-third vests each August 31st until 100% are vested. The Board of Directors also granted 50,000 shares of stock options at $0.62 per share for each of the Company’s board members. One-third of the shares vested immediately and one-third vest on each August 31st until 100% are vested. The Board of Directors also approved the immediate vesting of all stock options previously granted at $5.00 and $5.80 per share. No compensation expense was recognized related to the immediate vesting of these stock options.
2. Recent accounting pronouncements:
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (“ARB” No. 43), Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement No. 123(R), Shared-Based Payment. Statement No. 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for non public companies (as defined by SEC rules) for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R) and anticipates adoption under the modified prospective transition method allowable under Statement No. 123(R). In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of Statement No. 123(R). We have not yet fully evaluated this new accounting guidance and, accordingly, the Company has not determined whether it will elect the alternative method thereunder.
     In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of Statement No. 153 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on its financial condition or results of operations.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the ‘American Jobs Creation Act of 2004.’ The American Jobs Creation Act of 2004 introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. The Company’s adoption of FSP 109-1 had no impact on its financial position, results of operations or cash flows.
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in FASB Statement No. 131. The effective date of this statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF No. 04-10.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies that Statement of Accounting Standards No. 143 requires accrual of the fair value of legally required asset retirement obligations if sufficient information exists to reasonably estimate the fair value. FIN 47 is effective for the Company’s year ended August 31, 2006. The Company does not believe the adoption of FIN 47 will have a significant impact on its financial position, results of operations or cash flows.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of Statement No. 154 will have a significant impact on its financial position, results of operations or cash flows.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
3. Other comprehensive income:
     Other comprehensive income consisted of cumulative foreign currency translation adjustments of $153 and $(555) for the three months ended February 28, 2006 and 2005, respectively, and $246 and $416 for the six months ended February 28, 2006 and 2005, respectively.
4. Segments:
     The Company’s reportable operating businesses are organized primarily by geographic region and, in one case, by function. The Company’s United Kingdom and Mexico operations, as well as its Blow Mold Technology Division, produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and cosmetics, fragrance and toiletries (“CFT”) jars and closures. During the first and second quarter of fiscal 2006, Portola Allied Tool operations were moved from Michigan to Pennsylvania. As a result of this move Portola Allied Tool is no longer included in the Blow Mold Technologies segment, it is now a part of the Other segment data. The Blow Mold Technologies segment includes only the Canadian division. In the following tables all periods have been restated for this presentation. The Company’s China operations also manufacture plastic parts for the high-tech industry. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest expense, taxes, depreciation, amortization and amortization of debt issuance costs to its subsidiaries. Certain Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Revenue generating activities within “Other” includes equipment sales and geographical regions which meet neither the quantitative nor qualitative thresholds of the Company’s reportable segments. The accounting policies of the segments are consistent with those policies used by the Company as a whole.
The table below presents information about reported segments for the three- and six-month periods ended February 28, 2006 and 2005, respectively:

	For the Three		For the Six
	Months Ended		Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Revenues:
United States — Closures & Corporate	$25,023	$23,950	$51,637	$48,271
United States — CFT	5,878	6,234	12,040	13,701
Blow Mold Technology	12,206	10,878	23,339	21,204
United Kingdom	9,414	11,304	20,044	22,466
Mexico	4,814	4,358	9,979	8,413
China	3,208	2,459	6,276	4,193
Other	2,859	3,890	6,009	7,628

Total consolidated	$63,402	$63,073	$129,324	$125,876

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     Inter-segment revenues totaling $2,548 and $3,666 have been eliminated from the segment totals presented above for the three months ended February 28, 2006 and 2005, respectively, and $5,153 and $6,746 for the six months ended February 28, 2006 and 2005, respectively.
     One Canadian customer accounted for approximately 11% and 10% of sales for the three and six months ended February 28, 2006 and 9% of accounts receivable at February 28, 2006. There were no customers that accounted for 10% or more of sales for the three or six month periods ended February 28, 2005.
     The Company’s bonds are registered with the Securities and Exchange Commission and are publicly traded, but its stock is not registered or publicly traded. The Company’s primary measure of operations per past history has been focused on EBITDA, and not profit (loss) before income taxes or net income (loss) as a primary measure as the Company has had a history of significant losses both before and after tax for the past several years. Furthermore, our senior notes and senior credit facility measure compliance with restrictive covenants based upon an EBITDA measure. Therefore, bond holders, investors and analysts have focused on EBITDA as the primary measure of the Company’s financial performance.
     The tables below present the detail of EBITDA by segment for the three and six months ended February 28, 2006 and 2005, respectively:

	United States	United
	- Closures &	States -	Blow Mold	United
EBITDA	Corporate	CFT	Technology	Kingdom	Mexico	China	Other	Total

For the three months ended February 28, 2006	$2,031	$1,064	$1,746	$1,683	$428	$564	$(288)	$7,228

For the three months ended February 28, 2005	$1,049	$587	$1,542	$718	$484	$(225)	$(440)	$3,715

	United States	United
	- Closures &	States -	Blow Mold	United
EBITDA	Corporate	CFT	Technology	Kingdom	Mexico	China	Other	Total

For the six months ended February 28, 2006	$4,738	$993	$3,420	$2,863	$617	$1,056	$(437)	$13,250

For the six months ended February 28, 2005	$3,945	$1,274	$3,616	$2,754	$887	$(149)	$(981)	$11,346

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     The following table presents a reconciliation of EBITDA by segment to net loss for the three and six months ended February 28, 2006 and 2005:

	For the Three		For the Six
	Months Ended		Months Ended
	February	February	February	February
	28, 2006	28, 2005	28, 2006	28, 2005
EBITDA	$7,228	$3,715	$13,250	$11,346
Interest expense	(4,269)	(4,045)	(8,496)	(8,135)
Depreciation and amortization	(3,948)	(3,908)	(7,985)	(7,788)
Amortization of debt financing costs	(403)	(399)	(807)	(806)

Loss before income taxes	$(1,392)	$(4,637)	$(4,038)	$(5,383)

5. Restructuring:
     The Company incurred restructuring costs of $109 and $654 for the three- and six-month periods ended February 28, 2006. During the first six months of fiscal 2006, the Company incurred restructuring charges of $313, including $48 during the three-month period ended February 28, 2006, due to the relocation of its Allied Tool division from Michigan to Pennsylvania. The remaining $341, including $61 during the three-month period ended February 28, 2006, is due to the Company’s Blow Mold Technology segment and restructuring charges related to the elimination of certain of its corporate selling, general and administrative areas primarily related to employee severance costs.
     During the first six months of fiscal 2005, the Company incurred restructuring charges of $366 for employee severance costs relating to its United States Closures and Corporate segment.
     No significant future costs are expected for this specific restructuring plan related to the Company’s United States Closures and Corporate and Blow Mold Technology segments.
     At February 28, 2006 and August 31, 2005, accrued restructuring costs related to employee severance and other amounted to $359 and $1,103, respectively. As of February 28, 2006, approximately $1,398 has been paid from the restructuring reserve for the employee severance costs. Management anticipates that the accrual balance will be paid within the next twelve months.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     The following table represents the activity in the restructuring reserve by segment for the six months ended February 28, 2006:

	August 31, 2005			February 28, 2006
	Balance	Provision	Cost Paid	Balance

United States — Closures & Corporate	$809	$226	$(814)	$221
United States — CFT	25	—	(25)	—
Blow Mold Technology	139	115	(234)	20
Other	130	313	(325)	118

Total	$1,103	$654	$(1,398)	$359

6. Inventories:
     As of February 28, 2006 and August 31, 2005, inventories consisted of the following:

	February 28,	August 31,
	2006	2005
Raw materials	$11,483	$9,872
Work in process	992	656
Finished goods	11,712	9,943

Total inventory	24,187	20,471
Less: inventory reserve	(1,409)	(1,228)

Inventory — net	$22,778	$19,243

7. Property, plant and equipment:
     On November 9, 2005 the Company sold the remaining building and land at its San Jose, California location for proceeds of $2,139 which resulted in a gain on sale of $366. During the first quarter ended November 30, 2005, the Company disposed of equipment in its closed Sumter, South Carolina facility resulting in a loss of $148. On December 28, 2005, the Company sold its facility in Sumter, South Carolina for $904 which resulted in a gain on sale of $54. On January 13, 2006, the Company sold its facility located at 84 Fairmont Avenue, Woonsocket, Rhode Island for $1,084 which resulted in a gain on sale of $560. The Company also had proceeds of $49 on the sale of other assets that resulted in a gain of $18 for the three months ended February 28, 2006 and proceeds of $159 on the sale of other assets that resulted in a gain of $54 for the six months ended February 28, 2006.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
8. Goodwill and intangible assets:
     As of February 28, 2006 and August 31, 2005, goodwill and accumulated amortization by segment consisted of the following:

	February 28, 2006		August 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States — Closures & Corporate	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,163	—	9,163	—
Blow Mold Technology	5,404	(1,510)	5,204	(1,454)
Mexico	3,603	(2,402)	3,479	(2,319)
Other	449	(364)	449	(364)

Total consolidated	$31,204	$(10,943)	$30,880	$(10,804)

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets. During the fourth quarter of fiscal 2005, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States — Closures and Corporate, Blow Mold Technology and Mexico, and used the discounted cash flows methodology for United States — CFT. In management’s judgment, no events transpired during the first six months of fiscal 2006 that would have required management to review goodwill for impairment as of February 28, 2006.
     The change in the gross carrying amounts and accumulated amortization for Blow Mold Technology and Mexico from August 31, 2005 to February 28, 2006 was due to foreign currency translation.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

	February 28, 2006		August 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,659	$(8,244)	$9,659	$(8,070)
Debt issuance costs	11,886	(4,173)	11,817	(3,347)
Customer relationships	2,600	(318)	2,600	(253)
Covenants not-to-compete	829	(638)	829	(571)
Technology	400	(196)	400	(156)
Other	715	(552)	714	(464)

Total amortizable intangible assets	$26,089	$(14,121)	$26,019	$(12,861)

Non-amortizable intangible assets:
Trademarks	5,000	—	5,000	—

Total intangible assets	$31,089	$(14,121)	$31,019	$(12,861)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the six months ended February 28, 2006 and 2005 was $1,242 and $1,308, respectively. Amortization expense is estimated to be $1,189 for the remaining six months of fiscal 2006, $2,127 in fiscal 2007, $1,978 in fiscal 2008, $1,512 in fiscal 2009, $1,335 in fiscal 2010 and $3,827 in the remaining years thereafter.
9. Debt:
Debt:

	February 28,	August 31,
	2006	2005
Senior notes	$180,000	$180,000
Senior revolving credit facility	22,898	23,845
Capital lease obligations	5	10
Other	104	122
	203,007	203,977
Less: Current portion long-term debt	(41)	(44)
	$202,966	$203,933

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
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2006 and beyond. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
either the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At February 28, 2006, the Bank Prime Loan rate and the LIBOR Loan rate were 7.50% and 5.15%, respectively. At February 28, 2005, the Company had approximately $26,100 available for borrowing under the credit facility under the borrowing base formula described above.
Capital lease obligations:
     The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment include the following items held under capital lease obligations:

	February 28,	August 31,
	2006	2005

Equipment	$1,152	$1,152
Less accumulated depreciation	(605)	(545)

	$547	$607

Aggregate maturities of long-term debt:
     The aggregate maturities of long-term debt for the remaining six months of fiscal 2006 and the next four years and thereafter based on amounts outstanding at February 28, 2006 were as follows:

Six months ended August 31, 2006	$22
Year ended August 31, 2007	33
Year ended August 31, 2008	27
Year ended August 31, 2009	22,922
Year ended August 31, 2010	3
Thereafter	180,000

$203,007

10. Commitments and contingencies:
Legal:
     The Company is currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to the Company’s five—gallon caps causes the Company’s caps to infringe a patent held by it and is seeking damages. The Company has answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court has completed the first phase of claim construction. Fact and expert witness discovery has substantially been completed. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid must be tried. Pre-trial proceedings and the trial are not scheduled at this time. The ultimate outcome of this action is uncertain and cannot be reasonably estimated because the standard for damages has not been determined yet and will depend on facts and circumstances to be introduced at trial. An unfavorable outcome in this action could result in the Company sustaining material damages to its financial position, results of operations and liquidity. In addition, any litigation concerning intellectual property could be

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
protacted and costly and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.
     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available the amount of liability, if any, cannot be estimated. Management believes that the ultimate amount of liability beyond reserves provided, if any, for any such pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Commitments and Contingencies:
     The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021 and with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Rent expense for the three-month periods ended February 28, 2006 and 2005 was $1,432 and $1,360, respectively. Rent expense for the six-month periods ended February 28, 2006 and 2005 was $2,698 and $2,643, respectively.
     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Six months ending August 31, 2006	$1,842
Fiscal year ending August 31, 2007	3,106
Fiscal year ending August 31, 2008	2,956
Fiscal year ending August 31, 2009	2,940
Fiscal year ending August 31, 2010	2,911
Thereafter	15,984

$29,739

11. Supplemental condensed consolidated financial statements:
     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are 100% owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International (“PTI”). The tables below set forth financial information of the guarantors and non-guarantors at February 28, 2006 and August 31, 2005 and for the three-and six-month periods ended February 28, 2006 and 2005.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Balance Sheet
February 28, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$894	$2,557	$1,070	$—	$4,521
Accounts receivable, net	10,451	17,069	4,088	(2,373)	29,235
Inventories, net	6,127	14,506	2,145	—	22,778
Other current assets	1,258	1,443	1,338	—	4,039

Total current assets	18,730	35,575	8,641	(2,373)	60,573
Property, plant and equipment, net	33,751	32,568	4,284	(16)	70,587
Goodwill	5,917	14,344	—	—	20,261
Debt issuance costs	7,713	—	—	—	7,713
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,282	—	—	2,282
Investment in subsidiaries	10,627	13,518	896	788	25,829
Common stock of subsidiaries	(1,267)	(18,988)	(4,357)	—	(24,612)
Other assets	3,276	641	71	—	3,988

Total assets	$78,747	$84,940	$9,535	$(1,601)	$171,621

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,455	$10,916	$1,270	$(2,373)	$16,268
Intercompany (receivable) payable	(77,300)	65,909	11,436	(45)	—
Other current liabilities	7,171	5,076	1,098	492	13,837

Total current liabilities	(63,674)	81,901	13,804	(1,926)	30,105
Long-term debt, less current portion	202,899	—	67	—	202,966
Other long-term obligations	2,719	(123)	(849)	—	1,747

Total liabilities	141,944	81,778	13,022	(1,926)	234,818

Other equity (deficit)	5,814	(131)	(742)	873	5,814
Accumulated equity (deficit)	(69,011)	3,293	(2,745)	(548)	(69,011)

Total shareholders’ equity (deficit)	(63,197)	3,162	(3,487)	325	(63,197)

Total liabilities and shareholders’ equity (deficit)	$78,747	$84,940	$9,535	$(1,601)	$171,621

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
February 28, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$28,568	$32,589	$4,793	$(2,548)	$63,402
Cost of sales	23,461	29,281	3,784	(2,444)	54,082

Gross profit	5,107	3,308	1,009	(104)	9,320

Selling, general and administrative	3,674	1,582	730	(104)	5,882
Research and development	762	320	—	—	1,082
Gain on sale of property, plant and equipment	(53)	(579)	—	—	(632)
Amortization of intangibles	136	72	—	—	208
Restructuring costs	51	58	—	—	109

Income from operations	537	1,855	279	—	2,671

Interest income	—	(22)	(2)	—	(24)
Interest expense	4,247	22	—	—	4,269
Amortization of debt financing costs	403	—	—	—	403
Foreign currency transaction gain, net	(372)	(320)	—	—	(692)
Intercompany interest (income) expense	(1,245)	1,121	124	—	—
Other (income) expense, including (income) expense from equity investments, net	(1,413)	180	—	1,340	107

(Loss) income before income taxes	(1,083)	874	157	(1,340)	(1,392)

Income tax expense (benefit)	1,273	(309)	—	—	964

Net (loss) income	$(2,356)	$1,183	$157	$(1,340)	$(2,356)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
February 28, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$27,996	$33,771	$4,972	$(3,666)	$63,073
Cost of sales	23,463	29,541	4,828	(3,305)	54,527

Gross profit	4,533	4,230	144	(361)	8,546

Selling, general and administrative	5,369	1,880	890	(361)	7,778
Research and development	497	347	1	—	845
Loss on sale of property, plant and equipment	—	12	—	—	12
Amortization of intangibles	180	57	—	—	237
Restructuring costs	17	205	—	—	222

(Loss) income from operations	(1,530)	1,729	(747)	—	(548)

Interest income	(3)	(5)	—	—	(8)
Interest expense	4,000	18	27	—	4,045
Amortization of debt financing costs	394	5	—	—	399
Foreign currency transaction (gain) loss	(237)	(194)	9	—	(422)
Intercompany interest (income) expense	(999)	902	70	27	—
Other (income) expense, including (income) expense from equity investments, net	575	286	47	(833)	75

Loss before income taxes	(5,260)	717	(900)	806	(4,637)

Income tax (benefit) expense	(18)	623	—	—	605

Net (loss) income	$(5,242)	$94	$(900)	$806	$(5,242)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Six-Month Period Ended
February 28, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$57,830	$66,867	$9,780	$(5,153)	$129,324
Cost of sales	46,590	59,976	7,741	(4,685)	109,622

Gross profit	11,240	6,891	2,039	(468)	19,702

Selling, general and administrative	8,137	3,502	1,582	(468)	12,753
Research and development	1,300	658	—	—	1,958
Gain on sale of property, plant and equipment	(271)	(615)	—	—	(886)
Amortization of intangibles	291	144	—	—	435
Restructuring costs	226	428	—	—	654

Income from operations	1,557	2,774	457	—	4,788

Interest income	—	(25)	(2)	—	(27)
Interest expense	8,451	44	1	—	8,496
Amortization of debt financing costs	807	—	—	—	807
Foreign currency transaction (gain) loss	(1)	(475)	19	—	(457)
Intercompany interest (income) expense	(2,457)	2,211	246	—	—
Other (income) expense, including (income) expense from equity investments, net	(673)	158	—	522	7

(Loss) income before income taxes	(4,570)	861	193	(522)	(4,038)

Income tax expense	1,114	532	—	—	1,646

Net (loss) income	$(5,684)	$329	$193	$(522)	$(5,684)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Six-Month Period Ended
February 28, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$55,551	$67,896	$9,175	$(6,746)	$125,876
Cost of sales	46,362	58,970	8,545	(6,009)	107,868

Gross profit	9,189	8,926	630	(737)	18,008

Selling, general and administrative	9,214	3,818	1,853	(737)	14,148
Research and development	1,180	733	18	—	1,931
Loss on sale of property, plant and equipment	—	12	—	—	12
Amortization of intangibles	359	143	—	—	502
Restructuring costs	138	218	10	—	366

(Loss) income from operations	(1,702)	4,002	(1,251)	—	1,049

Interest income	(15)	(7)	(1)	—	(23)
Interest expense	8,056	31	48	—	8,135
Amortization of debt financing costs	795	11	—	—	806
Foreign currency transaction (gain) loss	(1,165)	(1,271)	10	—	(2,426)
Intercompany interest (income) expense	(1.989)	1,840	129	20	—
Other (income) expense, including (income) expense from equity investments, net	(661)	137	49	415	(60)

(Loss) income before income taxes	(6,723)	3,261	(1,486)	(435)	(5,383)

Income tax expense	200	1,340	—	—	1,540

Net (loss) income	$(6,923)	$1,921	$(1,486)	$(435)	$(6,923)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Six-Month Period Ended
February 28, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow provided by operations	$89	$3,148	$426	$—	$3,663

Additions to property, plant and equipment	(1,636)	(2,762)	(248)	370	(4,276)
Proceeds from the sale of property, plant and equipment	3,147	1,139	—	—	4,286
Other	12	167	191	(370)	—

Net cash provide by (used in) investing activities	1,523	(1,456)	(57)	—	10

Borrowings under revolver	13,928	—	—	—	13,928
Repayments under revolver	(14,876)	—	—	—	(14,876)
Other	(158)	10	(17)	—	(165)

Net cash (used in) provided by financing activities	(1,106)	10	(17)	—	(1,113)

Effect of exchange rate changes on cash	—	(2)	—	—	(2)

Increase in cash	506	1,700	352	—	2,558

Cash and cash equivalents at beginning of period	288	857	718	—	1,863

Cash and cash equivalents at end of period	$794	$2,557	$1,070	$—	$4,421

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Six-Month Period Ended
February 28, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(7,675)	$1,499	$(257)	$—	$(6,433)

Additions to property, plant and equipment	(2,722)	(1,590)	(750)	63	(4,999)
Other	137	(37)	(4)	(63)	33

Net cash used in investing activities	(2,585)	(1,627)	(754)	—	(4,966)

Borrowings under revolver	19,015	—	—	—	19,015
Repayments under revolver	(15,600)	—	—	—	(15,600)
Other	(236)	—	26	—	(210)

Net cash provided by financing activities	3,179	—	26	—	3,205

Effect of exchange rate changes on cash	—	177	48	—	225

(Decrease) increase in cash	(7,081)	49	(937)	—	(7,969)

Cash and cash equivalents at beginning of period	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of period	$874	$2,757	$649	$—	$4,280

12. Income taxes:
Income tax expense for the three and six months ended February 28, 2006 and 2005 consisted of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	556	405	1,231	1,340

	556	405	1,231	1,340

Deferred	408	200	415	200

	$964	$605	$1,646	$1,540

     Income tax expense reported in the accompanying Condensed Consolidated Statements of Operations is primarily the result of taxable earnings generated in the Company’s Canada and United Kingdom operations. The effective tax rate differs from the statutory tax rate primarily as a result of a valuation allowance. The Company has provided valuation allowances of $27,795 and $19,606 against deferred tax assets as of February 28, 2006 and 2005, respectively to reduce deferred tax assets to the amounts expected to be realized. The increase in the valuation allowances is primarily related to increases in net operating losses in certain of the Company’s taxable jurisdictions.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
13. Related party transactions:
     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,294 and $1,742 for the three months ended February 28, 2006 and 2005, respectively, and $2,945 and $3,544 for the six months ended February 28, 2006 and 2005, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. For the three months ended February 28, 2005 the Company paid $3 base salary and incurred $42 for legal services rendered and for the six months ended February 28, 2005 the Company paid $6 base salary and incurred $104 for legal services rendered by Themistocles G. Michos, the Company’s former Vice President and General Counsel. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.
14. Management’s deferred compensation plan :
     On December 5, 2005, the Company approved the termination of the Portola Packaging, Inc. Management Deferred Compensation Plan (the “MDC Plan”).
     In connection with the preparation of its financial statements for the quarter ended November 30, 2005, the Company determined that its MDC Plan, which it terminated in December 2005 in accordance with the December 31, 2005 transition period under Internal Revenue Code section 409A, had not been accounted for by the Company. In connection with terminating the MDC Plan, it was determined that the liability for plan benefits of $917 exceeded plan assets of $648 by $269. The amount of plan liability in excess of $269 has been charged to expense in the three-month period ended November 30, 2005. Had the Company been properly recording the MDC Plan since inception, $244 of this amount would have been charged in years prior to fiscal 2006. However, the Company believes that the impact of not previously recording the MDC Plan was not material to the Company’s consolidated financial statements for any prior year or quarter. Further, the Company does not believe that the $244 relating to periods prior to fiscal 2006 is material to the consolidated financial statements for the first six months of fiscal 2006, or to the projected full year results for fiscal 2006.

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
Critical accounting policies and estimates
          General. The unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contain information that is pertinent to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We constantly re—evaluate these factors and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.

          Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re—evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write—off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.8 million and $1.6 million as of February 28, 2006 and August 31, 2005, respectively.
          Revenue recognition. The Company recognizes revenue upon shipment of our products when persuasive evidence of an arrangement exists with fixed pricing and collectibility is reasonably assured. Our general conditions of sale explicitly state that the delivery of our products is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier. The Company has one CFT customer who receives shipments under a consignment arrangement. Revenue for this customer is recognized upon consumption by the customer. All shipping and handling fees billed to customers are classified as revenue and the corresponding costs are recognized in cost of goods sold.
          Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first—in, first—out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.4 million and $1.2 million as of February 28, 2006 and August 31, 2005, respectively.
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
          Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No significant impairment loss was recognized during the three and six months ended February 28, 2006 and 2005, respectively.
          Impairment of goodwill and non amortizing assets. At August 31, 2005, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States — Closures and Corporate, Blow Mold Technology, Mexico, and the

United Kingdom, and used the discounted cash flows methodology for United States — CFT. Based on our reviews, we did not record an impairment loss during fiscal 2005. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
          Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We have provided valuation allowances of $27.8 million and $23.8 million against net deferred tax assets as of February 28, 2006 and August 31, 2005, respectively.
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
Results of operations
Three months ended February 28, 2006 compared to the three months ended February 28, 2005
     Sales. Sales increased $0.3 million to $63.4 million for the second quarter of fiscal 2006 compared to $63.1 million for the second quarter of fiscal 2005. Increased selling prices resulting from the higher cost of resin across all divisions that we were able to pass through to customers was a contributing factor to our increased sales compared to the same period of the prior year. Sales at our Blow Mold Technology operations increased $1.3 million primarily due to increased average selling prices and also a favorable foreign exchange rate. Sales at our China operations increased $0.7 million primarily due to increased cutlery and push-pull closure sales and the addition of cosmetic product sales. Sales at our Mexico operations increased $0.5 million due to increased bottle volume. We also realized increased sales in our U.S. Closures operations by $0.1 million primarily due to increased selling prices, as we were able to pass through to customers increased resin costs. Offsetting these increases were decreased PTI sales of $0.4 million due to decreased orders from our customers. United Kingdom sales decreased $1.9 million due to an unfavorable foreign exchange rate, a decrease in closure volume and a decrease in equipment sales. U.S. Equipment sales, which include Allied Tool, decreased $0.3 million due to the interruption of business caused by the move of operations to Pennsylvania.

     Gross profit. Gross profit increased $0.7 million to $9.3 million for the second quarter of fiscal 2006 compared to $8.6 million for the second quarter of fiscal 2005. The increase in gross profit was primarily due to lower employee and overhead costs resulting from cost reduction activities in the U.S. Closures division and the closing of one plant in the Blow Mold Technology division as well as other productivity enhancements from our continuous improvement programs. Gross profit in the United States Closures and Corporate division increased by $0.7 million due primarily to employee cost reductions, productivity enhancements and cost reduction activities. China increased gross profit by $0.8 million due to increased sales in cutlery, push-pull closures and cosmetic products. These improvements were offset partially by decreased sales volume in the UK, lower sales volume at PTI and lower pricing and an unfavorable product mix in our Mexico operations. As a percentage of sales, gross profit increased to 14.7% for the second quarter of fiscal 2006 from 13.6% for the same quarter of fiscal 2005.
     For the three months ended February 28, 2006, direct materials, labor and overhead costs represented 48.3%, 15.9% and 21.0% of sales, respectively, compared to 45.1%, 17.4% and 23.9%, respectively, for the three months ended February 28, 2005. Direct material costs increased by $2.2 million for the three months ended February 28, 2006 compared to the three months ended February 28, 2005 due primarily to an increase in resin costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.9 million to $5.9 million for the second quarter of fiscal 2006 compared to $7.8 million for the second quarter of fiscal 2005. United States Closures and Corporate decreased by $1.8 million due primarily to decreases in legal, consulting fees and employee costs. The decrease in these expenses has been primarily a result of various cost improvement programs that have been implemented by the Company. Selling, general and administrative expenses decreased as a percentage of sales to 9.3% for the second quarter of fiscal 2006 from 12.4% for the same quarter of fiscal 2005.
     Research and development expenses. Research and development expenses increased $0.3 million to $1.1 million for the second quarter of fiscal 2006 compared to $0.8 million for the second quarter of fiscal 2005. The increase in expenses was primarily due to higher prototypes expense on increased activity.
     Loss (gain) from sale of property, plant and equipment. We recognized a net gain of $0.6 million on the sale of property, plant and equipment during the second quarter of fiscal 2006 due principally to the sale of a warehouse building in Woonsocket, Rhode Island ($0.5 million gain) and the sale of our facility in Sumter, South Carolina ($0.1 million gain).
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology licenses, tradenames, covenants not-to-compete and customer relationships) remained constant at approximately $0.2 million for the second quarter of fiscal 2006 compared to $0.2 million for the second quarter of fiscal 2005.
     Restructuring costs. Restructuring charges decreased $0.1 million to $0.1 million for the second quarter of fiscal 2006 compared to $0.2 million for the second quarter of fiscal 2005. Fiscal 2006 restructuring charges related primarily to the Company’s relocation of its Allied Tool division from Michigan to Pennsylvania. The Company also incurred restructuring charges related to our Blow Mold Technology segment and the elimination of certain personnel in corporate selling, general and administrative, the cost relate primarily to employee severance costs. Fiscal 2005 restructuring charges were for severance costs relating to the Company’s United States Closures and Corporate divisions.

     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $3.2 million to $2.7 million for the second quarter of fiscal 2006 compared to a loss from operations of $(0.5) million for the second quarter of fiscal 2005. Income (loss) from operations increased as a percentage of sales to 4.2% in the second quarter of fiscal 2006 compared to (0.8)% in the same period of fiscal 2005.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.2 million to $4.2 million for the second quarter of fiscal 2006 compared to $4.0 million for the second quarter of fiscal 2005. The increase is due to a slight increase in the amount outstanding on the senior secured credit facility as compared to February 28, 2005 and an increase in both the Prime and LIBOR interest rates of approximately 2.0%.
     Amortization of debt issuance costs remained constant at $0.4 million for the three months ended February 28, 2006 and 2005. The amortization of debt issuance cost is consistent between periods due to the Company not incurring any additional cost related to issuance cost.
     We recognized a gain of $0.7 million on foreign exchange transactions for the second quarter of fiscal 2006 compared to a gain of $0.4 million for the second quarter of fiscal 2005. The gain on foreign exchange transactions for the three months ended February 28, 2006 was due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar. The gain in foreign exchange transactions for the three months ended February 28, 2005 is due primarily to the United Kingdom pound sterling performing stronger against the U.S. dollar.
     Income tax expense. The income tax expense for the second quarter of fiscal 2006 was $0.9 million on loss before income taxes of $1.4 million, compared to $0.6 million on loss before income taxes of $4.6 million for the second quarter of fiscal 2005. Tax expense for the second quarter of fiscal 2006 is due primarily to our Blow Mold Technology and China operations, which had net income for the second quarter of fiscal 2006. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $2.4 million for the second quarter of fiscal 2006 compared to a net loss of $5.2 million for the second quarter of fiscal 2005. The improvement in net loss was due primarily to a decrease in selling, general and administrative expense, a favorable foreign exchange effect and decreased labor and overhead expenses, partially offset by an increase in material costs and research and development expenses for the second quarter of 2006 compared to the same quarter of 2005.
Six months ended February 28, 2006 compared to the six months ended February 28, 2005
     Sales. Sales increased $3.4 million to $129.3 million for the six months ended February 28, 2006 compared to $125.9 million for the six months ended February 28, 2005. Increased selling prices resulting from the higher cost of resin across all divisions that we were able to pass through to customers was a contributing factor to our increased sales compared to the same period of the prior year. Sales at our Blow Mold Technology operations increased $2.1 million primarily due to increased bottle volume through the sale of new products and customers and also a favorable foreign exchange rate. Sales at our China operations increased $2.1 million primarily due to increased cutlery and push-pull closures sales and the addition of cosmetic product sales. Sales at our Mexico operations increased $1.6 million due to increased bottle volume and also a favorable foreign exchange rate. We also realized increased sales in our U.S. Closures operations by $2.0 million primarily due to increased selling prices, as we were able to pass through to customers increased resin costs. Offsetting these increases were decreased PTI sales of $1.7 million due to decreased orders from our customers. United Kingdom sales decreased $2.4 million due to an unfavorable foreign exchange rate, a decrease in volume due to the timing of customer orders and decreased equipment sales. U.S. Equipment sales, which include Allied Tool, decreased $0.3 million.
     Gross profit. Gross profit increased $1.7 million to $19.7 million for the six months ended February 28, 2006 compared to $18.0 million for the six months ended February 28, 2005. The increase in gross profit was primarily due to lower overhead costs resulting from cost reduction activities in the U.S. Closures division and the closing of one plant in the Blow Mold Technology division as well as other productivity enhancements from our continuous improvement programs. Gross profit in the United States Closures and Corporate division increased by $2.1 million due primarily to a favorable product mix, employee cost reductions, productivity enhancements and cost reduction activities. China increased gross profit by $1.2 million due to increased sales in cutlery, push-pull closures and cosmetic products. These improvements were offset partially by decreased sales volume in the UK, lower sales volume at PTI and lower pricing and an unfavorable product mix in our Mexico operations. As a percentage of sales, gross profit increased to 15.2% for the six months ended February 28, 2006 from 14.3% for the same period of fiscal 2005.
     For the six months ended February 28, 2006, direct materials, labor and overhead costs represented 46.7%, 16.1% and 22.0% of sales, respectively, compared to 44.0%, 17.9% and 23.8%, respectively, for the six months ended February 28, 2005. Direct material costs increased by $5.0 million for the six months ended February 28, 2006 compared to the six months ended February 28, 2005 due primarily to an increase in resin costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.3 million to $12.8 million for the six months ended February 28, 2006 compared to $14.1 million for the six months ended February 28, 2005. United States Closures and Corporate decreased by $1.3 million due primarily to reduced employee and overhead expenses at the Corporate division, partially offset by the dissolution of our MDC Plan and increased trade show expense and commission expense due to increased sales incentives. The reduction in these expenses has been primarily a result of various cost improvement programs that have been implemented by the Company. Selling, general and administrative expenses decreased as a percentage of sales to 9.9% for the six months ended February 28, 2006 from 11.2% for the same period of fiscal 2005.
     In connection with the preparation of its financial statements for the quarter ended November 30, 2005, the Company determined that its MDC Plan, which it terminated in December 2005 in accordance with the December 31, 2005 transition period under Internal Revenue Code section 409A, had not been accounted for by the Company. In connection with terminating the MDC Plan, it was determined that the liability for plan benefits of $0.9 million exceeded plan assets of $0.6 million by $0.3 million. The amount of plan liability in excess of $0.3 million was charged to expense in the three-month period ended November 30, 2005. Had the Company been properly recording the MDC Plan since inception, $0.2 million of this amount would have been charged in years prior to fiscal 2006. However, the Company believes that the impact of not previously recording the MDC Plan was not material to the Company’s consolidated financial statements for any prior year or quarter. Further, the Company does not believe that the $0.2 relating to periods prior to fiscal 2006 is material to the consolidated financial statements for the first six months of fiscal 2006, or to the projected full year results for fiscal 2006.

     Research and development expenses. Research and development expenses increased $0.1 million to $2.0 million for the six months ended February 28, 2006 compared to $1.9 million for the six months ended February 28, 2005. The increase in expenses was primarily due to higher prototypes expense on increased activity.
     Loss (gain) from sale of property, plant and equipment. We recognized a net gain of $0.9 million on the sale of property, plant and equipment during the six months ended February 28, 2006 due to the sale of an office building in San Jose, California, a warehouse in Woonsocket, Rhode Island and our facility in Sumter, South Carolina. We sold the buildings and facilities for proceeds of $4.3 million resulting in a net gain of $1.0 million. Partially offsetting this gain was a loss on disposal of equipment located in our Sumter, South Carolina facility of $0.1 million.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology licenses, tradenames, covenants not-to-compete and customer relationships) remained relatively constant at approximately $0.4 million for the six months ended February 28, 2006 compared to $0.5 million for the six months ended February 28, 2005.
     Restructuring costs. Restructuring charges increased $0.3 million to $0.7 million for the six months ended February 28, 2006 compared to $0.4 million for the six months ended February 28, 2005. Fiscal 2006 restructuring charges related primarily to the Company’s relocation of its Allied Tool division from Michigan to Pennsylvania. The Company also incurred restructuring charges related to the Company’s corporate selling, general and administrative activities. Fiscal 2005 restructuring charges were for severance costs relating to the Company’s United States Closures and Corporate divisions.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $3.7 million to $4.8 million for the six months ended February 28, 2006 compared to $1.1 million for the six months ended February 28, 2005. Income from operations increased as a percentage of sales to 3.7% in the six months ended February 28, 2006 compared to 0.8% in the same period of fiscal 2005.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.4 million to $8.5 million for the six months ended February 28, 2006 compared to $8.1 million for the six months ended February 28, 2005. The increase is due to a slight increase in the amount outstanding on the senior secured credit facility as compared to February 28, 2005 and an increase in both the Prime and LIBOR interest rates of approximately 2.0%.
     Amortization of debt issuance costs remained constant at $0.8 million for the six months ended February 28, 2006 and 2005. The amortization of debt issuance cost remained constant due to the Company not incurring any additional cost related to issuance cost and the current cost being amortized on the straight line method over the life of the loan.
     We recognized a gain of $0.5 million on foreign exchange transactions for the six months ended February 28, 2006 compared to a gain of $2.4 million for the six months ended February 28, 2005. The gain on foreign exchange transactions for the six months ended February 28, 2006 was due primarily to the Canadian dollar performing stronger against the U.S. dollar. The gain in foreign exchange transactions for the six months ended February 28, 2005 is due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar.
     Income tax expense. The income tax expense for the six months ended February 28, 2006 was $1.6 million on loss before income taxes of $4.0 million, compared to $1.5 million on loss before income taxes of $5.4 million for the six months ended February 28, 2005. Tax expense for the six months ended February 28, 2006 is due primarily to our UK, Blow Mold Technology and China operations, which had net income for the six months ended February 28, 2006. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $5.7 million for the six months ended February 28, 2006 compared to a net loss of $6.9 million for the six months ended February 28, 2005. The improvement in net loss was due primarily to a reduction of labor and overhead expenses and decreased selling general and administrative expenses, partially offset by an unfavorable foreign exchange effect, increased resin costs not fully passed through to customers and restructuring charges for the six months ended February 28, 2006 compared to the same period of 2005.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At February 28, 2006, we had cash and cash equivalents of $4.5 million, an increase of $2.5 million from August 31, 2005.
     Operating activities. Cash provided by operations totaled $3.7 million for the six months ended February 28, 2006, which represented a $10.1 million increase from the $6.4 million used in operations for the six months ended February 28, 2005. The change in cash from operations is due to improved financial performance related to employee cost reductions programs, productivity enhancements and cost reduction activities; a decrease in overall accounts receivables from improved collections and a decrease in sales; increases in accruals for bonuses, due to improved financial performance; increases in legal and general accruals, due to timing of invoices; and a decrease in restructuring accrual as compared to 2005. Working capital (current assets less current liabilities) decreased by $0.8 million to $30.5 million as of February 28, 2006, compared to $31.3 million as of August 31, 2005.
     Investing activities. Cash from investing activities netted close to zero for the six months ended February 28, 2006 compared to cash used in investing activities of $5.0 million for the six months ended February 28, 2005. For the six months ended February 28, 2006, cash provided by investing activities was primarily due to the proceeds from the sale of our office building in San Jose, California, the warehouse in Woonsocket, Rhode Island and our facility in Sumter, South Carolina, this was offset partially by additions to property, plant and equipment. For the six months ended February 28, 2005, net cash used in investing activities consisted of $5.0 million primarily related to additions to and sale of property, plant and equipment. We have budgeted approximately $13.5 million for additions to property, plant and equipment for the fiscal year ended August 31, 2006.
     Financing activities. At February 28, 2006, we had total indebtedness of $203.0 million, $180.0 million of which was attributable to the Senior Notes. Of the remaining indebtedness, $22.9 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease and other obligations.

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
     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. We were in compliance with these covenants at February 28, 2006, and believe that we will attain the projected results to ensure compliance with the covenants throughout fiscal 2006 and beyond. However, adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
     Cash and cash equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million. As of February 28, 2006, we had $4.5 million in cash and cash equivalents, and our unused borrowing capacity under the senior secured credit facility was approximately $26.1 million.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but, for the reasons stated above, we cannot assure you that this will be the case. We have budgeted approximately $13.5 million for additions to property, plant and equipment for the fiscal year ended August 31, 2006. In addition, as the cost of resin increases substantially it results in increased inventory costs. Our cash flows from operations have varied over the years and along with our availability from our senior secured credit facility, we have been able to fund our operations and capital requirements, but this is not guaranteed in the future. Based on our current plan we should continue to have sufficient resources to meet our needs unless we experience some significant additional cash requirements. In this respect, we note that competitive pressures and costs of raw materials have not been favorable. Further, while we believe that these trends have stabilized, and we are beginning to achieve favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through the remainder of fiscal 2006 or beyond.
Contractual obligations
     The following sets forth our contractual obligations as of February 28, 2006:

	Payments Due by Period
		Less than		3 - 5	More than
	Total	1 Year	1 - 3 Years	Years	5 Years
Contractual obligations:	(dollars in thousands)

Long-term debt, including current portion:
Senior Notes (1)	$269,100	$14,850	$29,700	$29,700	$194,850
Revolver (2)	$28,340	$1,866	$26,474	$—	$—
Capital lease obligations (3)	$109	$22	$60	$27	$—
Operating lease obligations (4)	$29,739	$3,395	$5,979	$5,836	$14,529

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment was made August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2006 is estimated to be $4.7 million.
Related party transactions
     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.3 million and $1.7 million for the three months ended February 28, 2006 and 2005, respectively and $2.9 million and $3.5 million for the six months ended February 28, 2006 and 2005, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. For the three months ended February 28, 2005, the Company paid the base salary and legal expenses of $0.1 and for the six months ended February 28, 2005, the Company paid base salary and legal expenses of $0.1 million for services rendered by Themistocles G. Michos, the Company’s former Vice President and General Counsel. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2005.
Recent accounting pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (“ARB” No. 43), Chapter 4. This Statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, excessive spoilage, double freight, handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement No. 123(R), Shared-Based Payment. Statement No. 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for non public companies (as defined by SEC rules) for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R) and anticipates adoption under the modified prospective transition method allowable under Statement No. 123(R). In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of Statement No. 123(R). We have not yet fully evaluated this new accounting guidance and, accordingly, the Company has not determined whether it will elect the alternative method thereunder.
     In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of Statement No. 153 had no impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FSP FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on its financial condition or results of operations.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the ‘American Jobs Creation Act of 2004.’ The American Jobs Creation Act of 2004 introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. The Company’s adoption of FSP 109-1 had no impact on its financial position, results of operations or cash flows.
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
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies that Statement of Accounting Standards No. 143 requires accrual of the fair value of legally required asset retirement obligations if sufficient information exists to reasonably estimate the fair value. FIN 47 is effective for the Company’s year ended August 31, 2006. The Company does not believe the adoption of FIN 47 will have a significant impact on its financial position, results of operations or cash flows.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of Statement No. 154 will have a significant impact on its financial position, results of operations or cash flows.
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
     As of February 28, 2006, our total indebtedness was approximately $203.0 million. $180.0 million of this amount represented the Senior Notes due 2012, $22.9 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, as of February 28, 2006 we have a total shareholders’ deficit of $63.2 million. Our level of indebtedness and limits on our ability to incur additional indebtedness under existing credit agreements could restrict our operations and make it more difficult for us to fulfill our obligations thereunder. Among other things, our level of indebtedness and restrictions on our indebtedness may:
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
     The integration of PTI with our other operations has been completed. Nonetheless, we may not realize the expected operating efficiencies, growth opportunities and other benefits of the transaction that we anticipated at the time of the acquisition or may realize them later than planned. Our management was not initially experienced in the sales and marketing of CFT products, and we depend significantly on the sales and marketing capabilities of inherited PTI management. Although most of PTI’s management has continued in the roles they performed prior to the acquisition, we cannot assure you that they will continue to do so in the future.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2004, 2005 and for the first six months of fiscal 2006, have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At February 28, 2006, we had cash and cash equivalents of $4.4 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rate, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which was those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
Interest rate sensitivity
     We are exposed to market risk from changes in interest rates on long–term debt obligations and we manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.
Exchange rate sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Income and expense items are translated at average exchange rates for the relevant periods. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and six months ended February 28, 2006, we incurred a gain of $0.7 million and $0.5 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer accounted for 11% and 10% of sales for the three and six months ended February 28, 2006 and 9% of accounts receivable at February 28, 2006. There were no customers that accounted for 10% or more of sales for the three and six months ended February 28, 2005.
Resin price sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2005 and the first six months of fiscal 2006, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2004, 2005 and for the three and six months ended February 28, 2006, have materially and adversely affected our gross margins and operating results for those periods. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended February 28, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we are subject to various legal proceedings and claims. Based on the facts currently available the liability, if any, for such proceedings cannot be estimated. Management believes that, subject to the qualifications expressed in the following paragraph, the ultimate amount of liability beyond reserves provided, if any, for any such pending actions in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or liquidity.
     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five–gallon caps causes our caps to infringe a patent held by it and is seeking damages. We have answered the complaint denying all allegations and asserting that Portola’s products do not infringe the Blackhawk patent and that the patent is invalid. The Court has completed the first phase of claim construction. Fact and expert witness discovery has substantially been completed. The Court denied the parties’ various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid must be tried. Pre-trial proceedings and the trial are not scheduled at this time. The ultimate outcome of this action is uncertain and cannot be reasonably estimated because the standard for damages has not been determined yet and will depend on facts and circumstances to be introduced at trial. An unfavorable outcome in this action could result in our sustaining material damages to our financial position, results of operations and liquidity. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

ITEM 6. EXHIBITS
     Exhibits
10.34	Employment and Options Agreement with Brian J. Bauerbach

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC.
(Registrant)

Date: April 13, 2006	/s/ Michael T. Morefield
Michael T. Morefield
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.34	Employment and Option Agreement with Brian J. Bauerbach

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002