Form 10-Q/A
period 2006-02-28
PORTOLA PACKAGING INC
filed 2006-07-24
CIK 788983

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
11,931,438 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non—voting Class A Common Stock and 9,796,446 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at April 13, 2006.

Explanatory Note
     This Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended February 28, 2006 that we filed on April 13, 2006. We have filed this Amendment No. 1 to adjust our accounting for the settlement of the Blackhawk Molding Company Inc. litigation. Accordingly, we have restated our Consolidated Balance Sheet at February 28, 2006, the Consolidated Statement of Operations for the three and six months ended February 28, 2006 and the Notes to the Financial Statements. Additionally, we have amended the disclosures required under Rule 13a — 15(b) with respect to management’s conclusions about the effectiveness of it disclosure controls.
     The Company was a defendant in a suit filed by Blackhawk Molding Company, Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Company Inc. alleged that a “single-stick” label attached to the Company’s five—gallon caps caused the Company’s caps to infringe a patent held by it and was seeking damages. The Company answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid would be tried. The Company filed motions for the Court to reconsider its ruling on inequitable conduct and to allow the Company to supplement its experts report on damages. While these motions were pending the Court suggested that the parties consider settlement of the case. On April 6, 2006 the Company offered to pay Blackhawk $1.5 million to settle the case. The potential damages the Company faced from this litigation ranged from zero to more than $70 million. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding Company Inc. $4.0 million on June 30, 2006, $0.5 million per quarter for the four quarters thereafter and $0.25 million per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company believes cash flow from operations and availability on its lines of credit will be sufficient to make the settlement payments. The Company is amending its financial statements in the 10-Q filed for the period ending February 28, 2006, by recording a $1.5 million charge for a loss contingency for the Blackhawk litigation settlement. The remaining $5.5 million of the $7.0 million settlement will be recorded in the Company’s third fiscal quarter ended May 31, 2006.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 28,	August 31,
	2006	2005
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,421	$1,863
Restricted cash	100	100
Accounts receivable, net of allowance for doubtful accounts of $1,786 and $1,601, respectively	29,235	33,782
Inventories, net	22,778	19,243
Other current assets	4,039	3,686
Deferred income taxes	—	2,559

Total current assets	60,573	61,233

Property, plant and equipment, net	70,587	77,133
Goodwill	20,261	20,076
Debt issuance costs, net	7,713	8,470
Trademarks	5,000	5,000
Customer relationships, net	2,282	2,347
Patents, net	1,415	1,589
Covenants not-to-compete and other intangible assets, net	558	752
Other assets, net	3,232	3,369

Total assets	$171,621	$179,969

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$41	$44
Accounts payable	16,268	18,265
Book overdraft	—	103
Accrued liabilities	10,112	7,013
Accrued compensation	3,946	3,279
Accrued interest	1,238	1,238

Total current liabilities	31,605	29,942

Long-term debt, less current portion	202,966	203,933
Deferred income taxes	1,063	3,206
Other long-term obligations	684	642

Total liabilities	236,318	237,723

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,584 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,488	6,488
Accumulated other comprehensive loss	(685)	(931)
Accumulated deficit	(70,511)	(63,322)

Total shareholders’ equity (deficit)	(64,697)	(57,754)

Total liabilities, minority interest and shareholders’ equity (deficit)	$171,621	$179,969

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(Restated)		(Restated)
Sales	$63,402	$63,073	$129,324	$125,876
Cost of sales	54,082	54,527	109,622	107,868

Gross profit	9,320	8,546	19,702	18,008

Selling, general and administrative	5,882	7,778	12,753	14,148
Research and development	1,082	845	1,958	1,931
Litigation settlement	1,500	—	1,500	—
(Gain) loss from sale of property, plant and equipment	(632)	12	(886)	12
Amortization of intangibles	208	237	435	502
Restructuring costs	109	222	654	366

	8,149	9,094	16,414	16,959

Income (loss) from operations	1,171	(548)	3,288	1,049

Other (income) expense:
Interest income	(24)	(8)	(27)	(23)
Interest expense	4,269	4,045	8,496	8,135
Amortization of debt financing costs	403	399	807	806
Foreign currency transaction gain, net	(692)	(422)	(457)	(2,426)
Other expense (income), net	107	75	7	(60)

	4,063	4,089	8,826	6,432

Loss before income taxes	(2,892)	(4,637)	(5,538)	(5,383)
Income tax expense	964	605	1,646	1,540

Net loss	(3,856)	(5,242)	(7,184)	(6,923)
Other comprehensive income (loss)	153	(555)	246	416

Comprehensive loss	$(3,703)	$(5,797)	$(6,938)	$(6,507)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	February 28, 2006	February 28, 2005

Cash flows provided by (used in) operating activities:	$3,663	$(6,433)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,276)	(4,999)
Proceeds from sale of property, plant and equipment	4,286	3
Increase in other assets, net	—	30

Net cash provided by (used in) investing activities	10	(4,966)

Cash flows from financing activities:
Borrowings under revolver	13,928	19,015
Repayments under revolver	(14,876)	(15,600)
Repayments under long-term debt obligations	(22)	(8)
Borrowings/(repayments) on other long-term obligations	10	(41)
Other	(153)	(161)

Net cash (used in) provided by financing activities	(1,113)	3,205

Effect of exchange rate changes on cash	(2)	225

Increase (decrease) in cash and cash equivalents	2,558	(7,969)

Cash and cash equivalents at beginning of period	1,863	12,249

Cash and cash equivalents at end of period	$4,421	$4,280

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,496	$8,135

Cash paid for income taxes	$2,446	$1,801

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

	For the Three		For the Six
	Months Ended		Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net loss as reported	$(3,856)	$(5,242)	$(7,184)	$(6,923)
Add total compensation cost as determined under fair value based method for all awards, net of tax	(401)	(35)	(474)	(64)

Net loss pro forma	$(4,257)	$(5,277)	$(7,658)	$(6,987)

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
2. Restatement:
     On June 30, 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors determined the need to adjust its accounting for loss contingency in order to conform with generally accepted accounting principles. Accordingly, the Company restated its Consolidated Balance Sheet at February 28, 2006 and the Consolidated Statement of Operations for the three and six months ended February 28, 2006.
     The Company was a defendant in a suit filed by Blackhawk Molding Company, Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Company Inc. alleged that a “single-stick” label attached to the Company’s five—gallon caps caused the Company’s caps to infringe a patent held by it and was seeking damages. The Company answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid would be tried. The Company filed motions for the Court to reconsider its ruling on inequitable conduct and to allow the Company to supplement its experts report on damages. While these motions were pending the Court suggested that the parties consider settlement of the case. On April 6, 2006 the Company offered to pay Blackhawk $1,500 to settle the case. The potential damages the Company faced from this litigation ranged from zero to more than $70,000. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding Company Inc. $4,000 on June 30, 2006, $500 per quarter for the four quarters thereafter and $250 per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company believes cash flow from operations and availability on its lines of credit will be sufficient to make the settlement payments. The Company is amending its financial statements in the 10-Q filed for the period ending February 28, 2006 by recording a $1,500 charge for a loss contingency for the Blackhawk litigation settlement. The other $5,500 of the $7,000 settlement will be recorded in the Company’s third fiscal quarter ended May 31, 2006.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)
     The effects of our restatement on the above mentioned previously reported financial statements are summarized as follows.
     The following tables reflect the effects of the restatement on the Consolidated Balance Sheets:

	February 28, 2006	February 28, 2006
Selected Balance Sheet Data:	as previously reported	restated

Accrued liabilities	8,612	10,112
Current liabilities	30,105	31,605
Total liabilities	234,818	236,318
Accumulated deficit	(69,011)	(70,511)
Total shareholders equity (deficit)	(63,197)	(64,697)
The following tables reflect the effects of the restatement on the Consolidated Statement of Operations:

	For the three months ended
	February 28, 2006	February 28, 2006
	as previously reported	restated

Selling, general and administrative	$5,882	$7,382
Income from operations	2,671	1,171
Loss before income taxes	(1,392)	(2,892)
Net loss	(2,356)	(3,856)

	For the six months ended
	February 28, 2006	February 28, 2006
	as previously reported	restated

Selling, general and administrative	$12,753	$14,253
Income from operations	4,788	3,288
Loss before income taxes	(4,038)	(5,538)
Net loss	(5,684)	(7,184)
3. Recent accounting pronouncements:
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
5. Segments:
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
     The tables below present the detail of EBITDA by segment for the three and six months ended February 28, 2006 and 2005, respectively:

	United States	United
	—Closures &	States	Blow Mold	United
EBITDA	Corporate	—CFT	Technology	Kingdom	Mexico	China	Other	Total

For the three months ended February 28, 2006 (Restated)	$531	$1,064	$1,746	$1,683	$428	$564	$(288)	$5,728

For the three months ended February 28, 2005	$1,049	$587	$1,542	$718	$484	$(225)	$(440)	$3,715

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)

	United States—	United
	Closures &	States	Blow Mold	United
EBITDA	Corporate	—CFT	Technology	Kingdom	Mexico	China	Other	Total

For the six months ended February 28, 2006 (Restated)	$3,238	$993	$3,420	$2,863	$617	$1,056	$(437)	$11,750

For the six months ended February 28, 2005	$3,945	$1,274	$3,616	$2,754	$887	$(149)	$(981)	$11,346
     The following table presents a reconciliation of EBITDA by segment to net loss for the three and six months ended February 28, 2006 and 2005:

	For the Three		For the Six
	Months Ended		Months Ended
	February		February
	28, 2006	February	28, 2006	February
	(Restated)	28, 2005	(Restated)	28, 2005

EBITDA	$5,728	$3,715	$11,750	$11,346
Interest expense	(4,269)	(4,045)	(8,496)	(8,135)
Depreciation and amortization	(3,948)	(3,908)	(7,985)	(7,788)
Amortization of debt financing costs	(403)	(399)	(807)	(806)

Loss before income taxes	$(2,892)	$(4,637)	$(5,538)	$(5,383)

6. Restructuring:
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

7. Inventories:
     As of February 28, 2006 and August 31, 2005, inventories consisted of the following:

	February 28,	August 31,
	2006	2005

Raw materials	$11,483	$9,872
Work in process	992	656
Finished goods	11,712	9,943

Total inventory	24,187	20,471
Less: inventory reserve	(1,409)	(1,228)

Inventory — net	$22,778	$19,243

8. Property, plant and equipment:
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
10. Debt:
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
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”) and a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2006 and beyond. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.5% or the LIBOR Loan rate plus 3.00%

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
determined by a pricing table based on the outstanding credit facility balance. At February 28, 2006, the Bank Prime Loan rate and the LIBOR Loan rate were 7.50% and 5.15%, respectively. At February 28, 2005, the Company had approximately $26,100 available for borrowing under the credit facility under the borrowing base formula described above.
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

$203,007

11. Commitments and contingencies:
Legal:
     The Company was a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleged that a “single-stick” label attached to the Company’s five—gallon caps caused the Company’s caps to infringe a patent held by it and was seeking damages. The Company answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid would be tried. The Company filed motions for the Court to reconsider its ruling on inequitable conduct and to allow the Company to supplement its experts report on damages. While these motions were pending the Court suggested that the parties consider settlement of the case. On April 6, 2006 the Company offered to pay Blackhawk $1,500 to settle the case. The potential damages the Company faced from this litigation ranged from zero to more than $70,000. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Company Inc. $4,000 on June 30, 2006, $500 per quarter for the four quarters thereafter and $250 per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company believes cash flow from operations and availability on its lines of credit will be sufficient to make the settlement payments. The Company is amending its financial statements in the 10-Q filed for the period ending February 28, 2006 by recording a $1,500 charge for a loss contingency for the Blackhawk litigation settlement. The other $5,500 of the $7,000 settlement will be recorded in the Company’s third fiscal quarter ended May 31, 2006.
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
Supplemental Condensed Consolidated Balance Sheet
February 28, 2006
(Restated)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$894	$2,557	$1,070	$—	$4,521
Accounts receivable, net	10,451	17,069	4,088	(2,373)	29,235
Inventories, net	6,127	14,506	2,145	—	22,778
Other current assets	1,258	1,443	1,338	—	4,039

Total current assets	18,730	35,575	8,641	(2,373)	60,573
Property, plant and equipment, net	33,751	32,568	4,284	(16)	70,587
Goodwill	5,917	14,344	—	—	20,261
Debt issuance costs	7,713	—	—	—	7,713
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,282	—	—	2,282
Investment in subsidiaries	10,627	13,518	896	788	25,829
Common stock of subsidiaries	(1,267)	(18,988)	(4,357)	—	(24,612)
Other assets	3,276	641	71	—	3,988

Total assets	$78,747	$84,940	$9,535	$(1,601)	$171,621

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,455	$10,916	$1,270	$(2,373)	$16,268
Intercompany (receivable) payable	(77,300)	65,909	11,436	(45)	—
Other current liabilities	8,671	5,076	1,098	492	15,337

Total current liabilities	(62,174)	81,901	13,804	(1,926)	31,605
Long-term debt, less current portion	202,899	—	67	—	202,966
Other long-term obligations	2,719	(123)	(849)	—	1,747

Total liabilities	143,444	81,778	13,022	(1,926)	236,318

Other equity (deficit)	5,814	(131)	(742)	873	5,814
Accumulated equity (deficit)	(70,511)	3,293	(2,745)	(548)	(70,511)

Total shareholders’ equity (deficit)	(64,697)	3,162	(3,487)	325	(64,497)

Total liabilities and shareholders’ equity (deficit)	$78,747	$84,940	$9,535	$(1,601)	$171,621

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
February 28, 2006
(Restated)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$28,568	$32,589	$4,793	$(2,548)	$63,402

Cost of sales	23,461	29,281	3,784	(2,444)	54,082

Gross profit	5,107	3,308	1,009	(104)	9,320

Selling, general and administrative	3,674	1,582	730	(104)	5,882
Research and development	762	320	—	—	1,082
Litigation settlement	1,500	—	—	—	1,500
Gain on sale of property, plant and equipment	(53)	(579)	—	—	(632)
Amortization of intangibles	136	72	—	—	208
Restructuring costs	51	58	—	—	109

(Loss) income from operations	(963)	1,855	279	—	1,171

Interest income	—	(22)	(2)	—	(24)
Interest expense	4,247	22	—	—	4,269
Amortization of debt financing costs	403	—	—	—	403
Foreign currency transaction gain, net	(372)	(320)	—	—	(692)
Intercompany interest (income) expense	(1,245)	1,121	124	—	—
Other (income) expense, including (income) expense from equity investments, net	(1,413)	180	—	1,340	107

(Loss) income before income taxes	(2,583)	874	157	(1,340)	(2,892)

Income tax expense (benefit)	1,273	(309)	—	—	964

Net (loss) income	$(3,856)	$1,183	$157	$(1,340)	$(3,856)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Six-Month Period Ended
February 28, 2006
(Restated)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$57,830	$66,867	$9,780	$(5,153)	$129,324
Cost of sales	46,590	59,976	7,741	(4,685)	109,622

Gross profit	11,240	6,891	2,039	(468)	19,702

Selling, general and administrative	8,137	3,502	1,582	(468)	12,753
Research and development	1,300	658	—	—	1,958
Litigation settlement	1,500	—	—;	—	1,500
Gain on sale of property, plant and equipment	(271)	(615)	—	—	(886)
Amortization of intangibles	291	144	—	—	435
Restructuring costs	226	428	—	—	654

Income from operations	57	2,774	457	—	3,288

Interest income	—	(25)	(2)	—	(27)
Interest expense	8,451	44	1	—	8,496
Amortization of debt financing costs	807	—	—	—	807
Foreign currency transaction (gain) loss	(1)	(475)	19	—	(457)
Intercompany interest (income) expense	(2,457)	2,211	246	—	—
Other (income) expense, including (income) expense from equity investments, net	(673)	158	—	522	7

(Loss) income before income taxes	(6,070)	861	193	(522)	(5,538)

Income tax expense	1,114	532	—	—	1,646

Net (loss) income	$(7,184)	$329	$193	$(522)	$(7,184)

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

13. Income taxes:
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
15. Management’s deferred compensation plan :
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
     Litigation settlement. The increase of $1.5 million is due to an accrual related to the initial settlement offer for the Blackhawk litigation.
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

     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $1.7 million to $1.2 million for the second quarter of fiscal 2006 compared to a loss from operations of $(0.5) million for the second quarter of fiscal 2005. Income (loss) from operations increased as a percentage of sales to 1.8% in the second quarter of fiscal 2006 compared to (0.8)% in the same period of fiscal 2005.
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
     Net loss. Net loss was $3.9 million for the second quarter of fiscal 2006 compared to a net loss of $5.2 million for the second quarter of fiscal 2005. The improvement in net loss was due primarily to a decrease in selling, general and administrative expense, a favorable foreign exchange effect and decreased labor and overhead expenses, partially offset by an increase in material costs and research and development expenses as well as the $1.5 million accrual made for the Blackhawk litigation settlement for the second quarter of 2006 compared to the same quarter of 2005.
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
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.4 million to $12.7 million for the six months ended February 28, 2006 compared to $14.1 million for the six months ended February 28, 2005. United States Closures and Corporate decreased by $1.3 million due primarily to reduced employee and overhead expenses at the Corporate division, partially offset by the dissolution of our MDC Plan and increased trade show expense and commission expense due to increased sales incentives. The reduction in these expenses has been primarily a result of various cost improvement programs that have been implemented by the Company. Selling, general and administrative expenses decreased as a percentage of sales to 9.9% for the six months ended February 28, 2006 from 11.2% for the same period of fiscal 2005.
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
     Litigation settlement. The increase of $1.5 million is due to an accrual related to the initial settlement offer for the Blackhawk litigation.
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
     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $2.2 million to $3.3 million for the six months ended February 28, 2006 compared to $1.1 million for the six months ended February 28, 2005. Income from operations increased as a percentage of sales to 2.5% in the six months ended February 28, 2006 compared to 0.8% in the same period of fiscal 2005.
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
     Net loss. Net loss was $7.2 million for the six months ended February 28, 2006 compared to a net loss of $6.9 million for the six months ended February 28, 2005. The improvement in net loss was due primarily to a reduction of labor and overhead expenses and decreased selling general and administrative expenses, partially offset by an unfavorable foreign exchange effect, increased resin costs not fully passed through to customers and restructuring charges as well as the $1.5 million accrual made for the Blackhawk litigation settlement for the six months ended February 28, 2006 compared to the same period of 2005.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At February 28, 2006, we had cash and cash equivalents of $4.5 million, an increase of $2.5 million from August 31, 2005.
     Operating activities. Cash provided by operations totaled $3.7 million for the six months ended February 28, 2006, which represented a $10.1 million increase from the $6.4 million used in operations for the six months ended February 28, 2005. The change in cash from operations is due to improved financial performance related to employee cost reductions programs, productivity enhancements and cost reduction activities; a decrease in overall accounts receivables from improved collections and a decrease in sales; increases in accruals for bonuses, due to improved financial performance; increases in legal and general accruals, due to timing of invoices; and a decrease in restructuring accrual as compared to 2005. Working capital (current assets less current liabilities) decreased by $2.3 million to $29.0 million as of February 28, 2006, compared to $31.3 million as of August 31, 2005.
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
Risk factors
     The following risk factors may cause actual results to differ materially from those in any forward—looking statements contained in such business description or elsewhere in this report or made in the future by us or our representatives:
Risks related to our outstanding indebtedness
Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to obtain additional financing.
     As of February 28, 2006, our total indebtedness was approximately $203.0 million. $180.0 million of this amount represented the Senior Notes due 2012, $22.9 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, as of February 28, 2006 we have a total shareholders’ deficit of $64.7 million. Our level of indebtedness and limits on our ability to incur additional indebtedness under existing credit agreements could restrict our operations and make it more difficult for us to fulfill our obligations thereunder. Among other things, our level of indebtedness and restrictions on our indebtedness may:
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
We may be subject to pricing pressures and credit risks due to consolidation in our customers’ industries, and we do not have long—term contracts with most of our customers.
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
     We do not have firm long—term contracts covering a majority of our sales. Although customers that are not under firm contracts provide indications of their product needs and purchases on a periodic basis, they generally purchase our products on an order—by—order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business or a change in the procurement practices of any of our major customers may produce pricing pressures that could have a material adverse effect on our business, results of operations and financial condition.
We are subject to competition in our markets.
     We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. We are experiencing significant competition from existing competitors with entrenched positions, and we may encounter new competitors with respect to our existing product lines as well as with respect to new products we might introduce. We have experienced a negative impact due to competitor pricing, and this impact has accelerated during the past and current fiscal years. Further, numerous well—capitalized competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. Such competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete. Additionally, from time to time, we also face direct competition from bottling companies, carton manufacturers and other food and beverage providers that elect to produce their own closures rather than purchase them from outside sources.

We are subject to the risk of changes in resin prices.
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2004, 2005 and for the first six months of fiscal 2006, have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass—through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
     We may not be able to arrange for sources of resin from our regular vendors or alternative sources in the event of an industry—wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.
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
Difficulties presented by non—U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.
     Approximately 54% of our sales for fiscal 2005 were derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our sales inside the United States. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:
•	difficulty in managing and operating such operations because of distance, and, in some cases, language and cultural differences;

•	fluctuations in the value of the U.S. dollar that could increase or decrease the effective price of our products sold in U.S. dollars and might have a material adverse effect on sales or costs, require us to raise or lower our prices or affect our reported sales or margins in respect of sales conducted in foreign currencies;

•	difficulty entering new international markets due to greater regulatory barriers than those of the United States and differing political systems;

•	increased costs due to domestic and foreign customs and tariffs, adverse tax legislation, imposition or increases of withholding and other taxes on remittances and other payments by subsidiaries;

•	credit risk or financial condition of local customers and distributors;

•	potential difficulties in staffing and labor disputes;

•	risk of nationalization of private enterprises;

•	government embargoes or foreign trade restrictions such as anti—dumping duties;

•	increased costs of transportation or shipping;

•	ability to obtain supplies from foreign vendors and ship products internationally during times of crisis or otherwise;

•	difficulties in protecting intellectual property;

•	increased worldwide hostilities;

•	potential imposition of restrictions on investments; and

•	local political, economic and social conditions such as hyper—inflationary conditions and political instability.
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
     We rely on a combination of patents and trademarks, licensing agreements and unpatented proprietary know—how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know—how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure you that our competitors will not independently develop equivalent or superior know—how, trade secrets or production methods.
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
     We are currently a defendant in a suit filed by Blackhawk Molding Co., Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding alleges that a “single-stick” label attached to our five—gallon caps have caused our caps to infringe a patent held by it and is seeking damages. The ultimate outcome of this action or any litigation is uncertain. An unfavorable outcome in this action could result in our sustaining material damages. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.
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
     Many of our products are used to cap beverage and food products. From time to time in the past, we and other producers of similar products have received complaints from customers and end—consumers claiming that such products might cause or have almost caused injury to the end—consumer. In some instances, such claims have alleged defects in manufacture or faulty design of our closures. In the event an end—consumer suffers a harmful accident, we could incur substantial costs in responding to complaints or litigation. Further, if any of our products were found to be defective, we could incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a—15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2006, the end of the period covered by this report, our disclosure controls and procedures were not effective as of February 28, 2006. The restatement for the Blackhawk Molding Company Inc. patent litigation settlement was the result of the $1.5 million settlement offer on April 6, 2006 the Company offered to pay Blackhawk, the amount the Company expected to pay to defend the litigation. This offer expired on April 12, 2006. Blackhawk made a counteroffer to settle the case for $12.5 million. At this point the Company did not believe the case could be settled and was prepared to go to trial. The potential damages the Company faced from this litigation ranged from zero to more than $70.0 million. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding Company Inc. $4.0 million on June 30, 2006, $0.5 million per quarter for the four quarters thereafter and $0.25 million per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company has not entered into any other such transactions since that date. The Company has taken additional steps to remediate the matter concerning the accounting for contingency transactions.
Changes in internal control over financial reporting
     During the quarter ended February 28, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on effectiveness of controls and procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Portola have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision—making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost—effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, except for the Blackhawk litigation mentioned below, we are subject to various legal proceedings and claims. Based on the facts currently available the liability, if any, for such proceedings cannot be estimated. Management believes that the ultimate amount of liability for resolving these pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     The Company was a defendant in a suit filed by Blackhawk Molding Company, Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Company Inc. alleged that a “single-stick” label attached to the Company’s five—gallon caps caused the Company’s caps to infringe a patent held by it and was seeking damages. The Company answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid would be tried. The Company filed motions for the Court to reconsider its ruling on inequitable conduct and to allow the Company to supplement its experts report on damages. While these motions were pending the Court suggested that the parties consider settlement of the case. On April 6, 2006 the Company offered to pay Blackhawk $1.5 million to settle the case. The potential damages the Company faced from this litigation ranged from zero to more than $70.0 million. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding Company Inc. $4.0 million on June 30, 2006, $0.5 million per quarter for the four quarters thereafter and $0.25 million per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company believes cash flow from operations and availability on its lines of credit will be sufficient to make the settlement payments. The Company is amending its financial statements in the 10-Q filed for the period ending February 28, 2006 by recording a $1.5 million charge for a loss contingency for the Blackhawk litigation. The other $5.5 million of the $7.0 million settlement will be recorded in the Company’s third fiscal quarter ended May 31, 2006.

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

PORTOLA PACKAGING, INC. (Registrant)

Date: July 24, 2006	/s/ Michael T. Morefield

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