Form 10-Q
period 2006-05-31
PORTOLA PACKAGING INC
filed 2006-07-24
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2006
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
11,931,438 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,796,446 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at July 24, 2006.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
Trademark acknowledgments:
     Portola Packaging®, Cap Snap, Portola Tech International and the Portola logo are our trademarks used in this Quarterly Report on Form 10—Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31,	August 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,116	$1,863
Restricted cash	100	100
Accounts receivable, net of allowance for doubtful accounts of $1,348 and $1,601, respectively	33,155	33,782
Inventories, net	20,944	19,243
Other current assets	3,598	3,686
Deferred income taxes	—	2,559

Total current assets	61,913	61,233

Property, plant and equipment, net	70,072	77,133
Goodwill	20,336	20,076
Debt issuance costs, net	7,310	8,470
Trademarks	5,000	5,000
Customer relationships, net	2,249	2,347
Patents, net	1,329	1,589
Covenants not-to-compete and other intangible assets, net	477	752
Other assets, net	3,005	3,369

Total assets	$171,691	$179,969

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$40	$44
Accounts payable	18,736	18,265
Book overdraft	—	103
Accrued liabilities	13,177	7,013
Accrued compensation	4,517	3,279
Accrued interest	4,951	1,238

Total current liabilities	41,421	29,942

Long-term debt, less current portion	196,741	203,933
Deferred income taxes	1,107	3,206
Other long-term obligations	1,718	642

Total liabilities	240,987	237,723

Commitments and contingencies (Note 10) Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,626 shares at May 31, 2006 and 8,584 shares at August 31, 2005	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,514	6,488
Accumulated other comprehensive loss	(490)	(931)
Accumulated deficit	(75,331)	(63,322)

Total shareholders’ equity (deficit)	(69,296)	(57,754)

Total liabilities and shareholders’ equity (deficit)	$171,691	$179,969

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

Sales	$71,191	$70,533	$200,515	$196,409
Cost of sales	58,457	57,324	168,080	165,192

Gross profit	12,734	13,209	32,435	31,217

Selling, general and administrative	5,875	7,589	18,628	21,737
Research and development	918	969	2,876	2,900
Litigation settlement	5,500	—	7,000	—
(Gain) loss from sale of property, plant and equipment	(10)	45	(896)	57
Amortization of intangibles	200	245	634	747
Restructuring costs	200	1,512	853	1,878

	12,683	10,360	29,095	27,319

Income from operations	51	2,849	3,340	3,898

Other (income) expense:
Interest income	(12)	(6)	(38)	(29)
Interest expense	4,251	4,195	12,747	12,330
Amortization of debt financing costs	403	396	1,210	1,203
Foreign currency transaction (gain) loss, net	(648)	1,055	(1,104)	(1,372)
Other (income) expense, net	(2)	(133)	3	(192)

	3,992	5,507	12,818	11,940

Loss before income taxes	(3,941)	(2,658)	(9,478)	(8,042)
Income tax expense	879	498	2,525	2,038

Net loss	(4,820)	(3,156)	(12,003)	(10,080)
Other comprehensive income (loss)	195	(392)	441	24

Comprehensive loss	$(4,625)	$(3,548)	$(11,562)	$(10,056)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	May 31, 2006	May 31, 2005

Cash flows provided by operating activities:	$13,340	$256

Cash flows from investing activities:
Additions to property, plant and equipment	(8,003)	(7,370)
Proceeds from sale of property, plant and equipment	4,308	29
Increase in other assets, net	—	(517)

Net cash used in investing activities	(3,695)	(7,858)

Cash flows from financing activities:
Borrowings under revolver	16,713	23,455
Repayments under revolver	(23,876)	(22,128)
Repayments under long-term debt obligations	—	(41)
Borrowings/(repayments) on other long-term obligations	(13)	14
Other financing activities	(276)	(161)

Net cash (used in) provided by financing activities	(7,452)	1,139

Effect of exchange rate changes on cash	60	92

Increase (decrease) in cash and cash equivalents	2,253	(6,371)

Cash and cash equivalents at beginning of period	1,863	12,249

Cash and cash equivalents at end of period	$4,116	$5,878

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,034	$8,618

Cash paid for income taxes	$3,439	$1,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)
1. Basis of presentation and accounting policies:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 previously filed with the Securities and Exchange Commission (“SEC”) on November 28, 2005 (the “Form 10-K”). The August 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations and the results of operations for the three and nine months ended May 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2006.
     As of May 31, 2006, the Company had several stock-based compensation plans, which are described in Note 11 of the Notes to the Audited Consolidated Financial Statements in the Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for all outstanding options during the three- and nine-month periods ended May 31, 2006 and 2005 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Net loss as reported	$(4,820)	$(3,156)	$(12,003)	$(10,080)
Add total compensation cost as determined under fair value based method for all awards, net of tax	(8)	(34)	(479)	(153)

Net loss pro forma	$(4,828)	$(3,190)	$(12,482)	$(10,233)

These results are not necessarily representative of the effects on reported net (loss) income for future years.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data and percentages)
     In February 2006 the Company’s Board of Directors approved the Incentive Stock Option Agreement (the “Incentive Agreement”) for the Company’s Chief Executive Officer, Brian Bauerbach. The Incentive Agreement grants Mr. Bauerbach an option to purchase from the Company up to a total of 400,000 shares of common stock at the estimated fair market value at the date of grant of $0.62 per share. The estimated fair market value of $0.62 was determined by an independent third party valuation. The option shares vest as follows, 133,333 immediately; 26,667 on August 31, 2006; 106,000 on January 1, 2007; 54,000 on August 31, 2007 and 80,000 on January 1, 2008. The Board of Directors also granted stock options to certain key executives. The 2006 Stock Option Plan (the “2006 Plan”) granted a total of 1,100,000 shares of common stock at $0.62 per share to ten executives. One-third of these shares vest immediately and one-third vests on each August 31st until 100% are vested for nine of the executives. For the remaining executive one-third vests each August 31st until 100% are vested. The Board of Directors also granted 50,000 shares of stock options at $0.62 per share for each of the Company’s board members. One-third of the shares vested immediately and one-third vest on each August 31st until 100% are vested. The Board of Directors also approved the immediate vesting of all stock options previously granted at $5.00 and $5.80 per share. No compensation expense was recognized related to the immediate vesting of these stock options.
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
     In December 2004, the FASB issued Statement No. 123(R), Shared-Based Payment. Statement No. 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R) and anticipates adoption under the modified prospective transition method allowable under Statement No. 123(R). In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of Statement No. 123(R). We have not yet fully evaluated this new accounting guidance and, accordingly, the Company has not determined whether it will elect the alternative method thereunder.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
3. Other comprehensive income (loss):
     Other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $195 and $(392) for the three months ended May 31, 2006 and 2005, respectively, and $441 and $24 for the nine months ended May 31, 2006 and 2005, respectively.
4. Segments:
     The Company’s reportable operating businesses are organized primarily by geographic region and, in one case, by function. The Company’s United Kingdom and Mexico operations, as well as its Blow Mold Technology Division, produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and cosmetics, fragrance and toiletries (“CFT”) jars and closures. During the first and second quarter of fiscal 2006, Portola Allied Tool operations were moved from Michigan to Pennsylvania. As a result of this move Portola Allied Tool is no longer included in the Blow Mold Technologies segment; it is now a part of the Other segment data. The Blow Mold Technologies segment includes only the Canadian division. In the following tables all periods have been restated for this presentation. The Company’s China operations also manufacture plastic parts for the high-tech industry. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest expense, taxes, depreciation, amortization and amortization of debt issuance costs to its subsidiaries. Certain Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Revenue generating activities within “Other” includes equipment sales and geographical regions which meet neither the quantitative nor qualitative thresholds of the Company’s reportable segments. The accounting policies of the segments are consistent with those policies used by the Company as a whole.
The table below presents information about reported segments for the three- and nine-month periods ended May 31, 2006 and 2005, respectively:

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
Revenues:
United States — Closures & Corporate	$25,956	$26,583	$77,593	$74,854
United States — CFT	7,907	7,193	19,947	20,894
Blow Mold Technology	12,509	11,606	35,848	32,810
United Kingdom	11,527	12,150	31,571	34,616
Mexico	5,519	5,055	15,498	13,467
China	3,572	2,674	9,848	6,867
Other	4,201	5,272	10,210	12,901

Total consolidated	$71,191	$70,533	$200,515	$196,409

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     Inter-segment revenues totaling $2,946 and $4,537 have been eliminated from the segment totals presented above for the three months ended May 31, 2006 and 2005, respectively, and $8,099 and $11,284 for the nine months ended May 31, 2006 and 2005, respectively.
     One Canadian customer accounted for approximately 10% and 12% of sales for the three and nine months ended May 31, 2006 and 37% of accounts receivable as of May 31, 2006. There were no customers that accounted for 10% or more of sales for the three or nine month periods ended May 31, 2005.
     The Company’s bonds are registered with the Securities and Exchange Commission and are publicly traded, but its stock is not registered or publicly traded. The Company’s has presented EBITDA as a measure of liquidity due to the fact that certain covenants governing our senior secured credit facility are tied to ratios and other calculations based on this measure. EBITDA does not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculation may not be comparable to a similarly entitled measure reported by other companies. Based on our industry and debt financing experience, we believe EBITDA is customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA is defined in our senior secured credit facility under which we are required to satisfy specified financial ratios and tests, including a borrowing base calculation, which take into account the product of trailing 12 month restricted EBITDA and we have to maintain EBITDA for any 12 month period ending the last fiscal day of each month of at least $17,500. Therefore, creditors, investors and analysts focus on EBITDA as the primary measure of the Company’s liquidity.
     The tables below present the detail of EBITDA by segment for the three and nine months ended May 31, 2006 and 2005, respectively:

	United States
	-Closures &
EBITDA	Corporate	United States - CFT	Blow Mold Technology	United Kingdom	Mexico	China	Other	Total

For the three months ended May 31, 2006	$(801)	$1,145	$2,205	$1,695	$(621)	$792	$146	$4,561

For the three months ended May 31, 2005	$1,769	$840	$1,381	$1,786	$320	$314	$(525)	$5,885

	United States
	-Closures &
EBITDA	Corporate	United States - CFT	Blow Mold Technology	United Kingdom	Mexico	China	Other	Total

For the nine months ended May 31, 2006	$2,437	$2,138	$5,625	$4,558	$(4)	$1,848	$(289)	$16,313

For the nine months ended May 31, 2005	$5,712	$2,114	$4,997	$4,540	$1,207	$165	$(1,506)	$17,229

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     The following table presents a reconciliation of EBITDA to net cash provided by operating activities for the three and nine months ended May 31, 2006 and 2005:

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

EBITDA	4,561	5,885	16,313	17,229

Interest expense	(4,251)	(4,195)	(12,747)	(12,330)
Tax expense	(879)	(498)	(2,525)	(2,038)
Deferred income taxes	189	156	622	389
Provision for doubtful accounts	(19)	169	43	482
Provision for restructuring	200	1,512	853	1,878
Loss (gain) on property and equipment dispositions	(10)	45	(896)	57
Other	(84)	(34)	46	(94)
Changes in working capital	9,970	3,649	11,631	(5,317)

Net cash provided by operating activities	$9,677	$6,689	$13,340	$256

5. Restructuring:
     The Company incurred restructuring costs of $200 and $853 for the three- and nine-month periods ended May 31, 2006. During the first nine months of fiscal 2006, the Company incurred restructuring charges of $313 due to the relocation of its Allied Tool division from Michigan to Pennsylvania. The remaining $540, including $200 during the three-month period ended May 31, 2006, is due to the Company’s Blow Mold Technology segment, restructuring charges related to the elimination of certain of its corporate selling, general and administrative areas primarily related to employee severance costs and restructuring charges related to employee severance in the United Kingdom.
     During the first nine months of fiscal 2005, the Company incurred restructuring charges of $1,878 for employee severance costs relating to the restructuring of various divisions throughout the Company.
     No significant future costs are expected for this specific restructuring plan related to the Company’s United States Closures and Corporate and Blow Mold Technology segments.
     At May 31, 2006 and August 31, 2005, accrued restructuring costs related to employee severance and other amounted to $154 and $1,103, respectively. As of May 31, 2006, approximately $1,802 has been paid from the restructuring reserve for the employee severance costs. Management anticipates that the accrual balance will be paid within the next twelve months.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     The following table represents the activity in the restructuring reserve by segment for the nine months ended May 31, 2006:

	August 31, 2005			May 31, 2006
	Balance	Provision	Cost Paid	Balance
United States — Closures & Corporate	$809	$304	$(1,047)	$66
United States — CFT	25	—	(25)	—
Blow Mold Technology	139	116	(234)	21
Other	130	433	(496)	67

Total	$1,103	$853	$(1,802)	$154

6. Inventories:
     As of May 31, 2006 and August 31, 2005, inventories consisted of the following:

	May 31,	August 31,
	2006	2005
Raw materials	$12,589	$9,872
Work in process	850	656
Finished goods	8,715	9,943

Total inventory	22,154	20,471
Less: inventory reserve	(1,210)	(1,228)

Inventory — net	$20,944	$19,243

7. Property, plant and equipment:
     On November 9, 2005 the Company sold the remaining building and land at its San Jose, California location for proceeds of $2,139 which resulted in a gain on sale of $366. Also, during the first quarter ended November 30, 2005, the Company disposed of equipment in its closed Sumter, South Carolina facility resulting in a loss of $148. On December 28, 2005, the Company sold its facility in Sumter, South Carolina for $904 which resulted in a gain on sale of $54. On January 13, 2006, the Company sold its facility located at 84 Fairmont Avenue, Woonsocket, Rhode Island for $1,084 which resulted in a gain on sale of $532, including a reduction in the gain of $28 during the third quarter due to the early termination of the leaseback transactions. The Company had sales of other assets that resulted in a gain of $38 for the three months ended May 31, 2006 and proceeds of $181 on the sale of other assets that resulted in a gain of $92 for the nine months ended May 31, 2006.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
8. Goodwill and intangible assets:
     As of May 31, 2006 and August 31, 2005, goodwill and accumulated amortization by segment consisted of the following:

	May 31, 2006		August 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
United States — Closures & Corporate	$12,585	$(6,667)	$12,585	$(6,667)
United States — CFT	9,163	—	9,163	—
Blow Mold Technology	5,626	(1,571)	5,204	(1,454)
Mexico	3,346	(2,231)	3,479	(2,319)
Other	449	(364)	449	(364)

Total consolidated	$31,169	$(10,833)	$30,880	$(10,804)

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets. When SFAS No. 142 first became effective, the Company elected to use the EBITDA multiplier methodology for impairment testing of its then existing businesses due to EBITDA being the primary measure of financial performance for those existing segments and it represents more closely the fair value of those segments. Those segments include U.S. — Closures, Blow Mold Technology, Mexico and the United Kingdom. In fiscal 2004, the Company began experiencing financial difficulties and focused its strategy on cash flow. As part of this strategy the Company acquired U.S. — CFT, during fiscal year 2004, in order to enter into higher growth and higher margin businesses. Because U.S. — CFT was a high growth business it was purchased largely on the basis of its future cash flow value. It also helped the Company justify refinancing its debt on the basis of projected improvements in cash flow. Because of this use of cash flow analysis related to U.S. — CFT it was determined that the discounted cash flow methodology would be appropriate to test for impairment of U.S. — CFT’s goodwill. SFAS No. 142 allows the use of multiple methods to determine the fair value and the Company has been consistent in applying those methods to the segments. In management’s judgment, no events transpired during the first nine months of fiscal 2006 that would have required management to review goodwill for impairment as of May 31, 2006.
     The change in the gross carrying amounts and accumulated amortization for Blow Mold Technology and Mexico from August 31, 2005 to May 31, 2006 was due to foreign currency translation.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

	May 31, 2006		August 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,658	$(8,329)	$9,659	$(8,070)
Debt issuance costs	11,905	(4,595)	11,817	(3,347)
Customer relationships	2,600	(351)	2,600	(253)
Covenants not-to-compete	829	(657)	829	(571)
Technology	400	(216)	400	(156)
Other	718	(597)	714	(464)

Total amortizable intangible assets	26,110	(14,745)	26,019	(12,861)

Non-amortizable intangible assets:

Trademarks	5,000	—	5,000	—

Total intangible assets	$31,110	$(14,745)	$31,019	$(12,861)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the nine months ended May 31, 2006 and 2005 was $1,844 and $1,950, respectively. Amortization expense is estimated to be $591 for the remaining three months of fiscal 2006, $2,127 in fiscal 2007, $1,978 in fiscal 2008, $1,511 in fiscal 2009, $1,335 in fiscal 2010 and $3,823 in the remaining years thereafter.
9. Debt:
Debt:

	May 31,	August 31,
	2006	2005
Senior notes	$180,000	$180,000
Senior revolving credit facility	16,682	23,845
Capital lease obligations	4	10
Other	95	122

	196,781	203,977
Less: Current portion long-term debt	(40)	(44)

	$196,741	$203,933

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
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”) and a eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. The June 29 Amendment allows a maximum of $7,000 to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The Company believes that it will attain its projected results and that it will be in compliance with the covenants

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
throughout fiscal 2006 and beyond. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.5% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At May 31, 2006, the Bank Prime Loan rate and the LIBOR Loan rate were 7.95% and 5.45%, respectively. At May 31, 2006, the Company had approximately $32,275 available for borrowing under the credit facility under the borrowing base formula described above.
Capital lease obligations:
     The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment include the following items held under capital lease obligations:

	May 31,	August 31,
	2006	2005
Equipment	$1,152	$1,152
Less accumulated depreciation	(633)	(545)

	$519	$607

Aggregate maturities of long-term debt:
     The aggregate maturities of long-term debt for the remaining three months of fiscal 2006 and the next four years and thereafter based on amounts outstanding at May 31, 2006 were as follows:

Three months ended August 31, 2006	$13
Year ended August 31, 2007	33
Year ended August 31, 2008	27
Year ended August 31, 2009	16,705
Year ended August 31, 2010	3
Thereafter	180,000

$196,781

10. Commitments and contingencies:
Legal:
     The Company was a defendant in a suit filed by Blackhawk Molding Company Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Company Inc. alleged that a “single-stick” label attached to the Company’s five—gallon caps caused the Company’s caps to infringe a patent held by it and was seeking damages. The Company answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid would be tried. The Company filed motions for the Court to reconsider its ruling on inequitable conduct and to allow the Company to supplement its experts report. While these motions were pending the Court suggested that the parties consider settlement of the case. On April 6, 2006, the Company offered to settle the litigation by paying

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Blackhawk $1,500, the amount the Company expected to incur to defend the litigation. This offer expired on April 12, 2006. On April 12, 2006, Blackhawk made a counteroffer to settle the case for $12,500. At this point the Company did not believe the case could be settled and was prepared to go to trial. On April 13, 2006 the Company filed its Form 10-Q for the second quarter of fiscal 2006. On April 25, 2006 the Court indicated that it would not rule on the Company’s motions to reconsider the Court’s ruling on inequitable conduct and to supplement its expert’s report until it saw what progress was being made with regard to settlement. The potential damages the Company faced from this litigation ranged from zero to more than $70,000. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding Company Inc. $4,000 on June 30, 2006, $500 per quarter for the four quarters thereafter and $250 per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company recorded an accrual of $1,500 in the second quarter of fiscal 2006 and then recorded an accrual of $5,500 for the remaining amount of the settlement in the third quarter of fiscal 2006. The Company believes cash flow from operations and its availability in lines of credit will be sufficient to make the settlement payments.
     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available Management believes that the ultimate amount of liability pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Commitments and Contingencies:
     The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021 and with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Rent expense for the three-month periods ended May 31, 2006 and 2005 was $1,360 and $1,264, respectively. Rent expense for the nine-month periods ended May 31, 2006 and 2005 was $4,058 and $3,907, respectively.
     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Three months ending August 31, 2006	$824
Fiscal year ending August 31, 2007	3,125
Fiscal year ending August 31, 2008	2,970
Fiscal year ending August 31, 2009	2,975
Fiscal year ending August 31, 2010	2,960
Thereafter	16,397

$29,251

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
11. Supplemental condensed consolidated financial statements:
     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are 100% owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International (“PTI”). The tables below set forth financial information of the guarantors and non-guarantors at May 31, 2006 and August 31, 2005 and for the three-and nine-month periods ended May 31, 2006 and 2005.
Supplemental Condensed Consolidated Balance Sheet
May 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:

Cash and cash equivalents	$926	$1,969	$1,321	$—	$4,216
Accounts receivable, net	10,664	20,677	5,294	(3,480)	33,155
Inventories, net	7,403	11,547	1,994	—	20,944
Other current assets	1,187	879	1,532	—	3,598

Total current assets	20,180	35,072	10,141	(3,480)	61,913
Property, plant and equipment, net	34,111	31,816	4,161	(16)	70,072
Goodwill	5,917	14,419	—	—	20,336
Debt issuance costs	7,310	—	—	—	7,310
Trademarks	—	5,000	—	—	5,000
Customer relationships, net	—	2,249	—	—	2,249
Investment in subsidiaries	12,484	13,486	896	(1,068)	25,798
Common stock of subsidiaries	(1,267)	(18,988)	(4,357)	—	(24,612)
Other assets	3,018	555	52	—	3,625

Total assets	$81,753	$83,609	$10,893	$(4,564)	$171,691

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Accounts payable	$6,761	$13,376	$2,079	$(3,480)	$18,736
Intercompany (receivable) payable	(73,429)	61,686	11,788	(45)	—
Other current liabilities	17,311	4,216	659	499	22,685

Total current liabilities	(49,357)	79,278	14,526	(3,026)	41,421
Long-term debt, less current portion	196,683	—	58	—	196,741
Other long-term obligations	3,723	(47)	(851)	—	2,825

Total liabilities	151,049	79,231	13,733	(3,026)	240,987

Other equity (deficit)	6,035	361	(1,039)	678	6,035
Accumulated equity (deficit)	(75,331)	4,017	(1,801)	(2,216)	(75,331)

Total shareholders’ equity (deficit)	(69,296)	4,378	(2,840)	(1,538)	(69,296)

Total liabilities and shareholders’ equity (deficit)	$81,753	$83,609	$10,893	$(4,564)	$171,691

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
May 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$30,735	$37,462	$5,940	$(2,946)	$71,191
Cost of sales	24,917	32,164	4,116	(2,740)	58,457

Gross profit	5,818	5,298	1,824	(206)	12,734

Selling, general and administrative	3,918	1,405	758	(206)	5,875
Research and development	593	325	—	—	918
Litigation settlement	5,500	—	—	—	5,500
(Gain) loss on sale of property, plant and equipment	(40)	30	—	—	(10)
Amortization of intangibles	128	72	—	—	200
Restructuring costs	83	117	—	—	200

(Loss) income from operations	(4,364)	3,349	1,066	—	51

Interest income	—	(10)	(2)	—	(12)
Interest expense	4,213	38	—	—	4,251
Amortization of debt financing costs	403	—	—	—	403
Foreign currency transaction (gain) loss, net	(1,060)	417	(5)	—	(648)
Intercompany interest (income) expense	(1,337)	1,207	130	—	—
Other (income) expense, including (income) expense from equity investments, net	(1,765)	95	—	1,668	(2)

(Loss) income before income taxes	(4,818)	1,602	943	(1,668)	(3,941)

Income tax expense	2	877	—	—	879

Net (loss) income	$(4,820)	$725	$943	$(1,668)	$(4,820)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
May 31, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$31,354	$36,978	$6,738	$(4,537)	$70,533
Cost of sales	24,664	31,278	5,533	(4,151)	57,324

Gross profit	6,690	5,700	1,205	(386)	13,209

Selling, general and administrative	4,856	1,947	1,173	(387)	7,589
Research and development	528	441	—	—	969
Loss (gain) on sale of property, plant and equipment	56	(27)	—	16	45
Amortization of intangibles	173	72	—	—	245
Restructuring costs	899	321	292	—	1,512

Income (loss) from operations	178	2,946	(260)	(15)	2,849

Interest income	—	(6)	—	—	(6)
Interest expense	4,144	19	32	—	4,195
Amortization of debt financing costs	391	5	—	—	396
Foreign currency transaction (gain) loss	705	363	(13)	—	1,055
Intercompany interest (income) expense	(1,049)	932	117	—	—
Other (income) expense, including (income) expense from equity investments, net	(1,023)	124	(48)	814	(133)

(Loss) income before income taxes	(2,990)	1,509	(348)	(829)	(2,658)

Income tax expense (benefit)	166	457	(125)	—	498

Net (loss) income	$(3,156)	$1,052	$(223)	$(829)	$(3,156)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Nine-Month Period Ended
May 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$88,565	$104,329	$15,719	$(8,098)	$200,515
Cost of sales	71,507	92,140	11,857	(7,424)	168,080

Gross profit	17,058	12,189	3,862	(674)	32,435

Selling, general and administrative	12,055	4,907	2,340	(674)	18,628
Research and development	1,893	983	—	—	2,876
Litigation settlement	7,000	—	—	—	7,000
(Gain) loss on sale of property, plant and equipment	(311)	(586)	1	—	(896)
Amortization of intangibles	418	216	—	—	634
Restructuring costs	309	544	—	—	853

(Loss) income from operations	(4,306)	6,125	1,521	—	3,340

Interest income	—	(34)	(4)	—	(38)
Interest expense	12,663	83	1	—	12,747
Amortization of debt financing costs	1,210	—	—	—	1,210
Foreign currency transaction (gain) loss	(1,061)	(58)	15	—	(1,104)
Intercompany interest (income) expense	(3,794)	3,418	376	—	—
Other (income) expense, including (income) expense from equity investments, net	(2,437)	241	(21)	2,220	3

(Loss) income before income taxes	(10,887)	2,475	1,154	(2,220)	(9,478)

Income tax expense	1,116	1,409	—	—	2,525

Net (loss) income	$(12,003)	$1,066	$1,154	$(2,220)	$(12,003)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Nine-Month Period Ended
May 31, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$86,906	$104,874	$15,913	$(11,284)	$196,409
Cost of sales	71,026	90,248	14,078	(10,160)	165,192

Gross profit	15,880	14,626	1,835	(1,124)	31,217

Selling, general and administrative	14,071	5,764	3,026	(1,124)	21,737
Research and development	1,708	1,174	18	—	2,900
Loss (gain) on sale of property, plant and equipment	56	(15)	—	16	57
Amortization of intangibles	532	215	—	—	747
Restructuring costs	1,038	539	301	—	1,878

(Loss) income from operations	(1,525)	6,949	(1,510)	(16)	3,898

Interest income	(16)	(12)	(1)	—	(29)
Interest expense	12,201	50	79	—	12,330
Amortization of debt financing costs	1,187	16	—	—	1,203
Foreign currency transaction gain	(461)	(908)	(3)	—	(1,372)
Intercompany interest (income) expense	(3,038)	2,772	266	—	—
Other (income) expense, including (income) expense from equity investments, net	(1,568)	262	(17)	1,131	(192)

(Loss) income before income taxes	(9,830)	4,769	(1,834)	(1,147)	(8,042)

Income tax expense (benefit)	250	1,913	(125)	—	2,038

Net (loss) income	$(10,080)	$2,856	$(1,709)	$(1,147)	$(10,080)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine-Month Period Ended
May 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow provided by operations	$8,724	$3,679	$937	$—	$13,340

Additions to property, plant and equipment	(4,077)	(3,628)	(298)	—	(8,003)
Proceeds from the sale of property, plant and equipment	3,187	1,122	(1)	—	4,308

Net cash used in investing activities	(890)	(2,506)	(299)	—	(3,695)

Borrowings under revolver	16,713	—	—	—	16,713
Repayments under revolver	(23,876)	—	—	—	(23,876)
Other	(133)	(130)	(26)	—	(289)

Net cash used in financing activities	(7,296)	(130)	(26)	—	(7,452)

Effect of exchange rate changes on cash	—	69	(9)	—	60

Increase in cash	538	1,112	603	—	2,253

Cash and cash equivalents at beginning of period	288	857	718	—	1,863

Cash and cash equivalents at end of period	$826	$1,969	$1,321	$—	$4,116

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine-Month Period Ended
May 31, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(4,610)	$4,503	$363	$—	$256

Additions to property, plant and equipment	(3,841)	(2,189)	(1,436)	96	(7,370)
Other	194	(598)	12	(96)	(488)

Net cash used in investing activities	(3,647)	(2,787)	(1,424)	—	(7,858)

Borrowings under revolver	23,455	—	—	—	23,455
Repayments under revolver	(22,128)	—	—	—	(22,128)
Other	(237)	—	49	—	(188)

Net cash provided by financing activities	1,090	—	49	—	1,139

Effect of exchange rate changes on cash	—	42	50	—	92

(Decrease) increase in cash	(7,167)	1,758	(962)	—	(6,371)

Cash and cash equivalents at beginning of period	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of period	$788	$4,466	$624	$—	$5,878

12. Income taxes:
Income tax expense for the three and nine months ended May 31, 2006 and 2005 consisted of the following:

	For the Three		For the Nine
	Months Ended		Months Ended

	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	835	727	2,065	2,067

	835	727	2,065	2,067
Deferred	44	(229)	460	(29)

	$879	$498	$2,525	$2,038

     Income tax expense reported in the accompanying Condensed Consolidated Statements of Operations is primarily the result of taxable earnings generated in the Company’s Canada and United Kingdom operations. The effective tax rate differs from the statutory tax rate primarily as a result of a valuation allowance. The Company has provided valuation allowances of $30,750 and $49,549 against deferred tax assets as of May 31, 2006 and 2005, respectively to reduce deferred tax assets to the amounts expected to be realized. The increase in the valuation allowances is primarily related to increases in net operating losses in certain of the Company’s taxable jurisdictions.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
13. Related party transactions:
     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,741 and $2,586 for the three months ended May 31, 2006 and 2005, respectively, and $4,686 and $6,297 for the nine months ended May 31, 2006 and 2005, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. For the three months ended May 31, 2005 the Company paid $3 base salary and incurred $83 for legal services rendered and for the nine months ended May 31, 2005 the Company paid $9 base salary and incurred $187 for legal services rendered by Themistocles G. Michos, the Company’s former Vice President and General Counsel. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.
14. Management’s deferred compensation plan:
     On December 5, 2005, the Company approved the termination of the Portola Packaging, Inc. Management Deferred Compensation Plan (the “MDC Plan”).
     In connection with the preparation of its financial statements for the quarter ended November 30, 2005, the Company determined that its MDC Plan, which it terminated in December 2005 in accordance with the December 31, 2005 transition period under Internal Revenue Code section 409A, had not been accounted for by the Company. In connection with terminating the MDC Plan, it was determined that the liability for plan benefits of $917 exceeded plan assets of $648 by $269. The amount of plan liability in excess of $269 has been charged to expense in the three-month period ended November 30, 2005. Had the Company been properly recording the MDC Plan since inception, $244 of this amount would have been charged in years prior to fiscal 2006. However, the Company believes that the impact of not previously recording the MDC Plan was not material to the Company’s consolidated financial statements for any prior year or quarter. Further, the Company does not believe that the $244 relating to periods prior to fiscal 2006 is material to the consolidated financial statements for the first nine months of fiscal 2006, or to the projected full year results for fiscal 2006.
15. Subsequent Events:
     On June 26, 2006 the Audit Committee dismissed PricewaterhouseCoopers, LLP (“PwC”) as the Company’s principal accountants and appointed BDO Seidman, LLP to be the Company’s principal accountants for the fiscal year ended August 31, 2006. The decision resulted from the Audit Committee’s concerns about the increasing costs of such services.
     On June 30, 2006 the Audit Committee of the Board of Directors of Portola Packaging, Inc. determined that the Company’s second quarter financial statements for the 2006 fiscal year should be restated to record a $1,500 loss contingency reserve for the Blackhawk patent litigation and therefore the second quarter financial statements for the 2006 fiscal year can no longer be relied upon. (See Note 10 for additional discussion of this matter)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
     PwC, then the Company’s independent accountant, had advised the Company that, in their view, the Company should record a charge under the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, of $5,500 for the ultimate settlement of this litigation in the third fiscal quarter and should have recorded a $1,500 loss contingency in the second quarter and therefore should restate its second quarter financial statements because the Company should have recorded a $1,500 loss contingency in the second fiscal quarter because the Company offered to settle the matter by paying $1,500. Management did not initially believe a loss contingency existed at the time the Form 10-Q for the second fiscal quarter was filed because (1) the offer had expired, (2) the Company believed the case would not settle and would go to trial, (3) legal counsel did not believe that an adverse judgment was probable and (4) legal counsel did not believe the amount of damages, if any, could be reasonably estimated. The Company initially believed that the full $7,000 for the settlement should be recorded as a charge in the third fiscal quarter. On June 30, 2006, after consultation with the Audit Committee of the Board of Directors of the Company and PwC, the Company subsequently agreed to restate its financial statements in order to record the $1,500 loss contingency during the quarter ended February 28, 2006.

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

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re—evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write—off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.3 million and $1.6 million as of May 31, 2006 and August 31, 2005, respectively.
     Revenue recognition. The Company recognizes revenue upon shipment of our products when persuasive evidence of an arrangement exists with fixed pricing and collectibility is reasonably assured. Our general conditions of sale explicitly state that the delivery of our products is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier. The Company has one CFT customer who receives shipments of goods under a consignment arrangement. Revenue for the customer is recognized upon consumption by the customer. All shipping and handling fees billed to customers are classified as revenue and the corresponding costs are recognized in cost of goods sold.
     Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first—in, first—out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.2 million and $1.2 million as of May 31, 2006 and August 31, 2005, respectively.
     Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No significant impairment loss was recognized during the three and nine months ended May 31, 2006 and 2005, respectively.
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
     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We have provided valuation allowances of $30.8 million and $23.8 million against net deferred tax assets as of May 31, 2006 and August 31, 2005, respectively.
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
Results of operations
Three months ended May 31, 2006 compared to the three months ended May 31, 2005
     Sales. Sales increased $0.7 million to $71.2 million for the third quarter of fiscal 2006 compared to $70.5 million for the third quarter of fiscal 2005. Increased selling prices resulting from the higher cost of resin across all divisions that we were able to pass through to customers was a contributing factor to our increased sales compared to the same period of the prior year. Sales at our Blow Mold Technology operations increased $0.9 million primarily due to increased average selling prices and also a favorable foreign exchange rate. Sales at our China operations increased $0.9 million primarily due to increased cutlery and five gallon cap sales and the addition of cosmetic product sales. Sales at our Mexico operations increased $0.5 million due to increased resin related selling prices. Sales at PTI increased $0.7 million due to increased volume related to the general strengthening in the cosmetic market. Sales at our Equipment and Tooling division increased $0.4 million due to timing of shipments. Offsetting these increases were decreased US Closures sales of $2.0 million due to decreased volume in our push-pull and fitment lines partially offset by increased volume for the newer 38 millimeter product lines. United Kingdom sales decreased $0.6 million due to an unfavorable foreign exchange rate and a decrease in closure volume.
     Gross profit. Gross profit decreased $0.5 million to $12.7 million for the third quarter of fiscal 2006 compared to $13.2 million for the third quarter of fiscal 2005. The decrease in gross profit was primarily due to higher material and overhead costs in China, Mexico and the United Kingdom, increased material cost due to increased sales in our PTI and Equipment and Tooling divisions and increased overhead expenses in Mexico. These increases were partially offset by a decrease in sub-contractor expense in our Czech/Austria division and a decrease in overhead expenses in our United Kingdom division. As a percentage of sales, gross profit decreased to 17.9% for the third quarter of fiscal 2006 from 18.7% for the same quarter of fiscal 2005.
     For the three months ended May 31, 2006, direct materials, labor and overhead costs represented 46.2%, 14.3% and 21.6% of sales, respectively, compared to 45.1%, 15.9% and 20.3%, respectively, for the three months ended May 31, 2005. Direct material costs increased by $1.4 million for the three months ended May 31, 2006 compared to the three months ended May 31, 2005 due primarily to an increase in resin costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.7 million to $5.9 million for the third quarter of fiscal 2006 compared to $7.6 million for the third quarter of fiscal 2005. United States Closures and Corporate decreased by $0.8 million due primarily to reduction in travel, consulting and employee costs in Corporate Management and Finance. Selling, general and administrative expenses decreased as a percentage of sales to 8.3% for the third quarter of fiscal 2006 from 10.8% for the same quarter of fiscal 2005.
     Litigation settlement. The increase of $5.5 million is due to an accrual for the remaining portion of the Blackhawk litigation settlement.
     Research and development expenses. Research and development expenses decreased $0.1 million to $0.9 million for the third quarter of fiscal 2006 compared to $1.0 million for the third quarter of fiscal 2005.
     Loss (gain) from sale of property, plant and equipment. For the third quarter ended May 31, 2006 there was minimal activity resulting in a small gain for the third quarter.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology licenses, tradenames, covenants not-to-compete and customer relationships) remained constant at approximately $0.2 million for the third quarter of fiscal 2006 compared to $0.2 million for the third quarter of fiscal 2005.
     Restructuring costs. Restructuring charges decreased $1.3 million to $0.2 million for the third quarter of fiscal 2006 compared to $1.5 million for the third quarter of fiscal 2005. Fiscal year 2006 restructuring charges for the third quarter relate primarily to the Company’s United Kingdom division. The Company also incurred restructuring charges related to the elimination of certain personnel in corporate selling, general and administrative departments, these costs relate primarily to employee severance. Fiscal 2005 restructuring charges were for severance costs relating to the Company’s United States Closures and Corporate divisions.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations decreased $2.7 million to $0.1 million for the third quarter of fiscal 2006 compared to income from operations of $2.8 million for the third quarter of fiscal 2005, primarily due to the Blackhawk Molding Company Inc. litigation settlement. Excluding the effects of the non-recurring charge of $5.5 million for the Blackhawk Molding Company Inc. litigation settlement, income from operations would have been $5.6 million or $2.8 million higher than the prior quarter. Income from operations decreased as a percentage of sales to 0.1% in the third quarter of fiscal 2006 compared to 4.0% in the same period of fiscal 2005.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.

     Interest expense increased $0.1 million to $4.3 million for the third quarter of fiscal 2006 compared to $4.2 million for the third quarter of fiscal 2005. The increase is due to an increase in both the Prime and LIBOR interest rates of approximately 2%.
     Amortization of debt issuance costs remained constant at $0.4 million for the three months ended May 31, 2006 and 2005. The amortization of debt issuance cost is consistent between periods due to the Company not incurring any additional cost related to issuance cost.
     We recognized a gain of $0.6 million on foreign exchange transactions for the third quarter of fiscal 2006 compared to a loss of $1.1 million for the third quarter of fiscal 2005. The gain on foreign exchange transactions for the three months ended May 31, 2006 was due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar. The loss in foreign exchange transactions for the three months ended May 31, 2005 is due primarily to the U.S. dollar performing stronger against the United Kingdom pound sterling.
     Income tax expense. The income tax expense for the third quarter of fiscal 2006 was $0.9 million on loss before income taxes of $3.9 million, compared to $0.5 million on loss before income taxes of $2.7 million for the third quarter of fiscal 2005. Tax expense for the third quarter of fiscal 2006 is due primarily to our Blow Mold Technology and China operations, which had net income for the third quarter of fiscal 2006. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $4.8 million for the third quarter of fiscal 2006 compared to a net loss of $3.2 million for the third quarter of fiscal 2005. The increase in net loss was due primarily to the $5.5 million accrual for the patent litigation settlement with Blackhawk Molding Company Inc. partially offset by a decrease in selling, general and administrative expenses, a favorable foreign exchange effect and decreased restructuring costs for the third quarter of 2006 compared to the same quarter of 2005. Without the $5.5 million non-recurring litigation settlement charge to Blackhawk, there would have been a $0.7 million net profit recorded during the third quarter of fiscal 2006.
Nine months ended May 31, 2006 compared to the nine months ended May 31, 2005
     Sales. Sales increased $4.1 million to $200.5 million for the nine months ended May 31, 2006 compared to $196.4 million for the nine months ended May 31, 2005. Increased selling prices resulting from the higher cost of resin across all divisions that we were able to pass through to customers was a contributing factor to our increased sales compared to the same period of the prior year. Sales at our Blow Mold Technology operations increased $3.0 million primarily due to increased bottle volume through the sale of new products and customers and also a favorable foreign exchange rate. Sales at our China operations increased $3.0 million primarily due to increased cutlery and push-pull closures sales and the addition of cosmetic product sales. Sales at our Mexico operations increased $2.0 million due to increased average selling prices and also a favorable foreign exchange rate. U.S. Equipment sales, which include Allied Tool, increased $0.1 million. Offsetting these increases were decreased PTI sales of $0.9 million due to decreased orders from our customers, which resulted from a slow down in the cosmetics market for the first two fiscal quarters of 2006. United Kingdom sales decreased $3.0 million due to an unfavorable foreign exchange rate, a decrease in volume due to the timing of customer orders and decreased equipment sales.
     Gross profit. Gross profit increased $1.2 million to $32.4 million for the nine months ended May 31, 2006 compared to $31.2 million for the nine months ended May 31, 2005. The increase in gross profit was primarily due to lower overhead costs resulting from cost reduction activities in the U.S. Closures division and the closing of one plant in the Blow Mold Technology division as well as other productivity enhancements from our continuous improvement programs. Gross profit in the United States Closures and Corporate division increased by $1.1 million due primarily to a favorable product mix, employee cost reductions, productivity enhancements and cost reduction activities. China increased gross profit by $1.5 million due to increased sales in cutlery, push-pull closures and cosmetic products. These improvements were offset partially by the effects of decreased sales volume in the UK, lower sales volume at PTI and lower pricing and an unfavorable product mix in our Mexico operations. As a percentage of sales, gross profit increased to 16.2% for the nine months ended May 31, 2006 from 15.9% for the same period of fiscal 2005.
     For the nine months ended May 31, 2006, direct materials, labor and overhead costs represented 46.5%, 15.4% and 21.9% of sales, respectively, compared to 44.4%, 17.2% and 22.5%, respectively, for the nine months ended May 31, 2005. Direct material costs increased by $6.1 million for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005 due primarily to an increase in resin costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.1 million to $18.6 million for the nine months ended May 31, 2006 compared to $21.7 million for the nine months ended May 31, 2005. United States Closures and Corporate decreased by $1.7 million due primarily to reductions in Corporate Management for travel, consulting and employee costs and Corporate Finance for consulting and property taxes. The decrease in these expenses has been primarily a result of various cost reduction programs that have been implemented by the Company. Selling, general and administrative expenses decreased as a percentage of sales to 9.3% for the nine months ended May 31, 2006 from 11.1% for the same period of fiscal 2005.
     In connection with the preparation of its financial statements for the quarter ended November 30, 2005, the Company determined that its MDC Plan, which it terminated in December 2005 in accordance with the December 31, 2005 transition period under Internal Revenue Code section 409A, had not been accounted for by the Company. In connection with terminating the MDC Plan, it was determined that the liability for plan benefits of $0.9 million exceeded plan assets of $0.6 million by $0.3 million. The amount of plan liability in excess of $0.3 million was charged to expense in the three-month period ended November 30, 2005. Had the Company been properly recording the MDC Plan since inception, $0.2 million of this amount would have been charged in years prior to fiscal 2006. However, the Company believes that the impact of not previously recording the MDC Plan was not material to the Company’s consolidated financial statements for any prior year or quarter. Further, the Company does not believe that the $0.2 million relating to periods prior to fiscal 2006 is material to the consolidated financial statements for the first nine months of fiscal 2006, or to the projected full year results for fiscal 2006.
     Litigation settlement. The increase of $7.0 million is due to the accrual for the settlement of the Blackhawk litigation.
     Research and development expenses. Research and development expenses remained constant at approximately $2.9 million for the nine months ended May 31, 2006 compared to $2.9 million for the nine months ended May 31, 2005.
     Loss (gain) from sale of property, plant and equipment. We recognized a net gain of $0.9 million on the sale of property, plant and equipment during the nine months ended May 31, 2006 due to the sale of an office building in San Jose, California, a warehouse in Woonsocket, Rhode Island and our facility in Sumter, South Carolina. We sold the buildings and facilities for proceeds of $4.3 million resulting in a net gain of $1.0 million. Partially offsetting this gain was a loss on disposal of equipment located in our Sumter, South Carolina facility of $0.1 million.

     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology licenses, tradenames, covenants not-to-compete and customer relationships) remained relatively constant at approximately $0.6 million for the nine months ended May 31, 2006 compared to $0.7 million for the nine months ended May 31, 2005.
     Restructuring costs. Restructuring charges decreased $1.0 million to $0.9 million for the nine months ended May 31, 2006 compared to $1.9 million for the nine months ended May 31, 2005. Fiscal 2006 restructuring charges related primarily to the Company’s relocation of its Allied Tool division from Michigan to Pennsylvania. The Company also incurred restructuring charges related to the United Kingdom and the Company’s corporate selling, general and administrative activities. Fiscal 2005 restructuring charges were for severance costs relating to the Company’s United States Closures and Corporate divisions.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations decreased $0.6 million to $3.3 million for the nine months ended May 31, 2006 compared to $3.9 million for the nine months ended May 31, 2005. Excluding the effects of the non-recurring Blackhawk Molding Company Inc. litigation settlement of $7.0 million, the Company’s income from operations for the first nine months of fiscal year 2006 would have been $10.3 million or $6.4 million better than the prior year. Income from operations decreased as a percentage of sales to 1.7% in the nine months ended May 31, 2006 compared to 2.0% in the same period of fiscal 2005.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.4 million to $12.7 million for the nine months ended May 31, 2006 compared to $12.3 million for the nine months ended May 31, 2005. The increase is due to a slight increase in the amount outstanding on the senior secured credit facility as compared to May 31, 2005 and an increase in both the Prime and LIBOR interest rates of approximately 2%.
     Amortization of debt issuance costs remained constant at $1.2 million for the nine months ended May 31, 2006 and 2005. The amortization of debt issuance cost remained constant due to the Company not incurring any additional cost related to issuance cost and the current cost being amortized on the straight line method over the life of the loan.
     We recognized a gain of $1.1 million on foreign exchange transactions for the nine months ended May 31, 2006 compared to a gain of $1.4 million for the nine months ended May 31, 2005. The gain on foreign exchange transactions for the nine months ended May 31, 2006 was due primarily to the Canadian dollar performing stronger against the U.S. dollar. The gain in foreign exchange transactions for the nine months ended May 31, 2005 is due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar.
     Income tax expense. The income tax expense for the nine months ended May 31, 2006 was $2.5 million on loss before income taxes of $9.5 million, compared to $2.0 million on loss before income taxes of $8.0 million for the nine months ended May 31, 2005. Tax expense for the nine months ended May 31, 2006 is due primarily to our UK, Blow Mold Technology and China operations, which had net income for the nine months ended May 31, 2006. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.

     Net loss. Net loss was $12.0 million for the nine months ended May 31, 2006 compared to a net loss of $10.1 million for the nine months ended May 31, 2005. The increase in net loss was due primarily to the $7.0 million patent litigation settlement with Blackhawk Molding Company Inc. partially offset by a reduction of labor and overhead expenses and decreased selling general and administrative employee and overhead expenses and decreased restructuring charges for the nine months ended May 31, 2006 compared to the same period of 2005. Without the non-recurring Blackhawk litigation settlement charge of $7.0 million the net loss would have been $5.0 million for the first nine months of fiscal year 2006, a $5.1 million improvement over the first nine months of fiscal year 2005.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At May 31, 2006, we had cash and cash equivalents of $4.2 million, an increase of $2.3 million from August 31, 2005.
     Operating activities. Cash provided by operations totaled $13.3 million for the nine months ended May 31, 2006, which represented a $13.0 million increase from the $0.3 million provided by operations for the nine months ended May 31, 2005. The change in cash from operations is due to improved financial performance related to employee cost reductions programs, productivity enhancements and other cost reduction activities; a decrease in overall accounts receivables from improved collections and a decrease in restructuring accrual; somewhat mitigated by increases in accruals for year end bonuses relating to improved performance incentives; increases in legal and general accruals, due to timing of invoices as compared to 2005. Working capital (current assets less current liabilities) decreased by $10.8 million to $20.5 million as of May 31, 2006, compared to $31.3 million as of August 31, 2005.
     Investing activities. Cash used in investing activities totaled $3.7 million for the nine months ended May 31, 2006 compared to cash used in investing activities of $7.9 million for the nine months ended May 31, 2005. For the nine months ended May 31, 2006, cash provided by investing activities was primarily due to the proceeds from the sale of our office building in San Jose, California, the warehouse in Woonsocket, Rhode Island and our facility in Sumter, South Carolina. This was offset partially by additions to property, plant and equipment. For the nine months ended May 31, 2005, net cash used in investing activities primarily related to additions to and sale of property, plant and equipment. We have budgeted approximately $13.5 million for additions to property, plant and equipment for the fiscal year ended August 31, 2006.
     Financing activities. At May 31, 2006, we had total indebtedness of $196.8 million, $180.0 million of which was attributable to the Senior Notes. Of the remaining indebtedness, $16.7 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease and other obligations.
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
     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. We were in compliance with these covenants at May 31, 2006, and believe that we will attain the projected results to ensure compliance with the covenants throughout fiscal 2006 and beyond. However, adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
     Cash and cash equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million. As of May 31, 2006, we had $4.2 million in cash and cash equivalents, and our unused borrowing capacity under the senior secured credit facility was approximately $32.3 million.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but, for the reasons stated above, we cannot assure you that this will be the case. We have budgeted approximately $13.5 million for additions to property, plant and equipment for the fiscal year ended August 31, 2006. In addition, as the cost of resin increases substantially it results in increased inventory costs, which may not be entirely passed on to the customers. Our cash flows from operations have varied over the years and along with our availability from our senior secured credit facility, we have been able to fund our operations and capital requirements, but this is not guaranteed in the future. Based on our current plan we should continue to have sufficient resources to meet our needs unless we experience some significant additional cash requirements. In this respect, we note that competitive pressures and costs of raw materials have not been favorable. Further, while we believe that these trends have stabilized, and we are beginning to achieve favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through the remainder of fiscal 2006 or beyond.
Contractual obligations
     The following sets forth our contractual obligations as of May 31, 2006:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(dollars in thousands)

Contractual obligations:
Long-term debt, including current portion:
Senior Notes (1)	$265,388	$14,850	$29,700	$29,700	$191,138
Revolver (2)	$20,441	$1,410	$19,031	$—	$—
Capital lease obligations (3)	$99	$13	$60	$26	$—
Operating lease obligations (4)	$29,251	$3,167	$5,983	$5,924	$14,177

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment was made August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2006 are estimated to be $4.7 million.
Related party transactions
     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.7 million and $2.6 million for the three months ended May 31, 2006 and 2005, respectively and $4.7 million and $6.3 million for the nine months ended May 31, 2006 and 2005, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. For the three months ended May 31, 2005, the Company paid the base salary and legal expenses of $0.1 and for the nine months ended May 31, 2005, the Company paid base salary and legal expenses of $0.2 million for services rendered by Themistocles G. Michos, the Company’s former Vice President and General Counsel. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2005.
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
     In December 2004, the FASB issued Statement No. 123(R), Shared-Based Payment. Statement No. 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for annual periods beginning after December 15, 2005. The Company is currently evaluating the impact of the adoption of Statement No. 123(R) and anticipates adoption under the modified prospective transition method allowable under Statement No. 123(R). In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting

for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of Statement No. 123(R). We have not yet fully evaluated this new accounting guidance and, accordingly, the Company has not determined whether it will elect the alternative method thereunder.
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
     As of May 31, 2006, our total indebtedness was approximately $196.8 million, $180.0 million of this amount represented the Senior Notes due 2012, $16.7 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, as of May 31, 2006 we have a total shareholders’ deficit of $69.3 million. Our level of indebtedness and limits on our ability to incur additional indebtedness under existing credit agreements could restrict our operations and make it more difficult for us to fulfill our obligations thereunder. Among other things, our level of indebtedness and restrictions on our indebtedness may:
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
     The integration of PTI with our other operations has been completed. Nonetheless, we may not realize the expected operating efficiencies, growth opportunities and other benefits of the transaction that we anticipated at the time of the acquisition or may realize them later than planned. Our management was not initially experienced in the sales and marketing of CFT products and we depend significantly on the sales and marketing capabilities of inherited PTI management. Although most of PTI’s management has continued in the roles they performed prior to the acquisition, we cannot assure you that they will continue to do so in the future.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2004, 2005 and for the first nine months of fiscal 2006, have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At May 31, 2006, we had cash and cash equivalents of $4.2 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes and the remaining $3.0 million payments for the Blackhawk Molding Company Inc. litigation settlement. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
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
     The Company was a defendant in a suit filed by Blackhawk Molding Company, Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Company Inc. alleged that a “single-stick” label attached to the Company’s five—gallon caps caused the Company’s caps to infringe a patent held by it and was seeking damages. The Company answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid would be tried. The Company filed motions for the Court to reconsider its ruling on inequitable conduct and to allow the Company to supplement its experts report. While these motions were pending the Court suggested that the parties consider settlement of the case. The potential damages the Company faced from this litigation ranged from zero to more than $70 million. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding Company Inc. $4.0 million on June 30, 2006, $0.5 million per quarter for the four quarters thereafter and $0.25 million per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company has ample cash flow from operations and its lines of credit to make the settlement payments. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.
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
Exchange rate sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month—end exchange rates. Income and expense items are translated at average exchange rates for the relevant periods. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and nine months ended May 31, 2006, we incurred a gain of $0.6 million and $1.1 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer accounted for 10% and 12% of sales for the three and nine months ended May 31, 2006 and 37% of accounts receivable as of May 31, 2006. There were no customers that accounted for 10% or more of sales for the three and nine months ended May 31, 2005.
Resin price sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2005 and the first nine months of fiscal 2006, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2004, 2005 and for the six months ended February 28, 2006, have materially and adversely affected our gross margins and operating results for those periods. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a—15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended May 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, except for the Blackhawk litigation mentioned below, the Company is subject to various legal proceedings and claims. Based on the facts currently available Management believes that the ultimate amount of liability from these pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     The Company was a defendant in a suit filed by Blackhawk Molding Company, Inc. on August 28, 2003 in the U.S. District Court for the Northern District of Illinois, Eastern Division. Blackhawk Molding Company Inc. alleged that a “single-stick” label attached to the Company’s five—gallon caps caused the Company’s caps to infringe a patent held by it and was seeking damages. The Company answered the complaint denying all allegations and asserting that its product does not infringe the Blackhawk patent and that the patent is invalid. The Court denied the parties various motions for summary judgment, except it granted Blackhawk’s motion for summary judgment on infringement and inequitable conduct, but ruled that the issue of whether Blackhawk’s patent is valid would be tried. The Company filed motions for the Court to reconsider its ruling on inequitable conduct and to allow the Company to supplement its experts report. While these motions were pending the Court suggested that the parties consider settlement of the case. The potential damages the Company faced from this litigation ranged from zero to more than $70 million. On May 31, 2006 Blackhawk Molding Company Inc. and the Company participated in mediation of the claims and agreed to settle the suit by having the Company pay Blackhawk Molding Company Inc. $4.0 million on June 30, 2006, $0.5 million per quarter for the four quarters thereafter and $0.25 million per quarter for the following four quarters. The Company settled the case to avoid the costs, risks and distractions of protracted litigation. The Company has ample cash flow from operations and its lines of credit to make the settlement payments. In addition, any litigation concerning intellectual property could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

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