Form 10-K
period 2006-08-31
PORTOLA PACKAGING INC
filed 2006-11-21
CIK 788983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006

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
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant’s voting and non-voting common stock is privately held and there is no public market for such common stock. The aggregate market value of Registrant’s voting and non-voting common stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter. There have been no sales of the voting or non-voting common stock since the last business day of the Registrant’s most recently completed second fiscal quarter.
11,931,438 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non-voting Class A Common Stock and 9,796,446 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 20, 2006.

PORTOLA PACKAGING, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED AUGUST 31, 2006

		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
Item 9B.	Other Information	74
	PART III
Item 10.	Directors and Executive Officers of the Registrant	75
Item 11.	Executive Compensation	77
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions	84
Item 14	Principal Accountant Fees and Services	85
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	86
	Signatures	91
	Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
		93
EX-16.01
EX-21.01
EX-23.01
EX-23.02
EX-31.01
EX-31.02
EX-32.01
     Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc.® and the Portola logo are our registered trademarks used in this Annual Report on Form 10-K.
NOTE:	ALL REQUESTS FOR TRANSFER OR OTHER CHANGES IN YOUR PORTOLA PACKAGING, INC. STOCK CERTIFICATES SHOULD BE SENT TO: KIM WEHRENBERG, SECRETARY, PORTOLA PACKAGING, INC., 951 DOUGLAS ROAD, BATAVIA, IL 60510

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financing alternatives, financial position, business strategy, plans and objectives of management for future operations, and industry conditions, are forward-looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to the sections of this report entitled “Raw Materials and Production,” “Product Development,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct, as they only reflect management’s opinions as of the date hereof. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, competition in our markets, and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q we will file in fiscal 2007.
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
     We believe that we are the sole or largest supplier to our top 25 customers of the products we supply to them. We have supplied products to these customers for an average of fourteen years. We sold over 12.0 billion closures in fiscal 2006 to over 1,900 customers under the names Snap Cap, Nepco, Portola, Tech Industries, Portola Tech International and other brand names. We sell our products to such beverage, food and consumer product companies as Dean Foods, Saputo, Dairy Crest, Arla Foods, Kroger, Perrier Water/Nestle, Estée Lauder, Avon and Coca-Cola.
     Many features of our products have been developed through our significant research and development efforts. For example, we developed the “tear strip” feature that has become a standard tamper evident mechanism for non-carbonated beverage and food products. In addition, we have developed most of the technical information and know-how that we believe necessary to operate our business. We hold more than 287 domestic and foreign patents, with additional patent applications pending, on the design of container closures and compatible neck finishes.
     Our products are manufactured through technologically advanced, high speed injection molding, compression molding and blow molding processes at twelve manufacturing facilities, including five located in the United States, three in Canada and one in each of the United Kingdom (“U.K.”), Mexico, China, and the Czech Republic. In addition, we have one equipment and tooling facility located in the United States.
History
     We were founded in 1964 and were acquired from our founders in 1986 by a group led by Jack L. Watts. We reincorporated in the State of Delaware on April 29, 1994. We have grown from $31.4 million in sales and 2.4 billion in closure units sold in fiscal 1988 to $271.6 million in sales and over 12.0 billion closures and 291.7 million bottles sold in fiscal 2006. Portola’s senior management has significant experience in the plastic packaging business.

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
     On March 31, 1999, we purchased certain operating and intangible assets and repaid certain liabilities of Allied Tool, Inc. (“Portola Allied”) for a total purchase price of $2.2 million. Portola Allied was located in Michigan and during fiscal 2006, these operations were moved to Pennsylvania. Portola Allied is engaged primarily in the manufacture and sale of tooling and molds used in the blowmolding industry.
     Effective March 22, 2000, we acquired the remaining 45% ownership interest in Shanghai Portola Packaging Company Limited (“PPI China”) for $1.4 million. PPI China is located in the Shanghai province of China and is engaged in the manufacture and distribution of cosmetic plastic closures, plastic cutlery and plastic components for the electronics industry in Asia, Australia and New Zealand.
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
     Plastic closures. We offer a wide variety of plastic closures under each of our principal product lines to satisfy a great number of application and customer requirements. Our plastic closures for beverages are broadly grouped into five categories: (i) small closures used to cap blowmolded plastic bottles, (ii) closures for five-gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable-top containers (such as conventional paperboard milk and juice cartons) and (v) push-pull dispensing closures for bottled water, flavored water and sports drinks. Our plastic closures range in size from 26 mm to 110 mm and conform to international packaging standards. We offer 30 standard colors, and also offer a high degree of product distinction for our customers through over 300 custom-blended colors. In addition, we offer sophisticated printing, embossing and adhesive labeling capabilities. Most of our plastic closures offer a snap-on, snap-screw or screw feature, designs which are preferred by packagers because they reduce production costs. Our plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for non-carbonated beverage and food products. Our sales of plastic closures represented approximately 64%, 66% and 67% of total sales in fiscal 2006, 2005 and 2004, respectively.
     The following describes our principal closure lines for the non-carbonated beverage and institutional food markets:
•	Closures for gallon and half-gallon plastic containers. We are a leading provider of 38 mm closures used primarily for gallon and half-gallon blowmolded containers for milk, fruit juices and bottled water in the United States, and similar plastic containers in Canada, Mexico and the United Kingdom. These closures represented $126.3 million of total sales in fiscal 2006.

•	Five-gallon closures. We are a leading provider of plastic closures for five-gallon returnable glass and plastic water cooler bottles in the United States and similar containers in Canada, Mexico, China and the United Kingdom. These closures represented $30.9 million of total sales in fiscal 2006.

•	Other food and beverage closures. We produce a variety of specialty closures for the beverage and food markets. These products include (i) wide mouth closures for plastic containers used in institutional food applications such as condiments, mayonnaise and salad dressing, (ii) re-closeable plastic dispensing fitments for gable-top paperboard cartons used for orange juice, lemonade, other juice, dairy and soy products, and (iii) push-pull dispensing tamper evident closures for bottled water, fruit juices and sport drinks. We believe that we are a leader in many of these markets in the United States, Canada and the United Kingdom. These products represented $27.7 million of total sales in fiscal 2006.
     Cosmetic closures and jars. We produce and market custom bottle caps and jar covers for personal care, cosmetics products, fragrance and toiletries. We believe that we are a leader in providing closures for the CFT market, with particular strength in compression-molded closures used in high-end product applications. PTI has had long-standing relationships, averaging over 20 years, with five out of the seven major global cosmetics companies, including Avon, Estée Lauder and L’Oreal. These closures and jars represented $30.5 million, $28.5 million and $27.7 million of total sales for fiscal 2006, 2005 and 2004, respectively or 11% of total sales for fiscal 2006, 2005 and 2004.
     Plastic bottles. We produce a wide variety of blowmolded high density plastic bottles in Canada for use primarily in the dairy, bottled water and fruit juice industries. We also produce five-gallon polycarbonate water bottles in Mexico and the United Kingdom. The ability to sell the closures and bottles together enables the Canadian, Mexican and United Kingdom operations to provide their customers with a complete packaging system. Through our joint venture, Capsnap Europe Packaging, GmbH (“CSE”), we sell five-gallon polycarbonate bottles and closures primarily in Europe. In the CFT market, PTI offers a line of heavy wall PETG and polypropylene jars that complement our closure offerings. Our sales of bottles represented $45.6 million, $41.5 million and $31.9 million of total sales for fiscal 2006, 2005 and 2004, respectively or 17%, 16% and 13% of total sales in fiscal 2006, 2005 and 2004, respectively.
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
     We also manufacture and sell high quality tooling and molds used in the blowmolding industry for the manufacture of bottles. These capabilities allow us to rapidly respond to customers tooling needs, enhancing our ability to provide a complete solution to our customers. Our sales of equipment and tooling represented $7.0 million, $7.5 million and $12.1 million of total sales for fiscal 2006, 2005 and 2004, respectively or 3%, 3% and 5% of total sales in fiscal 2006, 2005 and 2004, respectively.
Product development
     We continue to be committed to product development and engineering in areas of our sales and operations. Our research and development group and engineering staff, as well as a number of skilled package design consultants, engage in a range of design and development services, focusing on (i) new products and existing product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with our closures and our customers’ containers. Research and development expenditures for fiscal 2006, 2005 and 2004 were $3.9 million, $3.8 million and $6.2 million, respectively.
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
Intellectual property
     As of August 31, 2006, we held more than 287 domestic and foreign patents on the design of our products, including container closures, compatible neck finishes, handling equipment and related processes and additional patent applications are pending. We rely primarily on our patents to protect our intellectual property and are committed to developing new proprietary innovations in tamper evident plastic closures, bottles, related equipment and tooling for the food and beverage and CFT industries, which we expect to provide us with a competitive advantage in many new product areas. A number of our prior patents relating to one of our beverage closure product lines have expired in recent years. We believe this adversely affected our gross margins as competitors who have become free to imitate Portola designs have begun to compete aggressively in product pricing. Similarly, we face the risk that our intellectual property may be misappropriated, particularly in certain foreign countries whose laws may not protect our intellectual property rights to the same extent as the laws of the United States, which could negatively affect our business. Our continued innovation in the markets served, as well as new markets, is designed to counteract this situation. We also have a number of trademarks that are deemed valuable to our business. We have developed most of the technical information and know-how in house that is used to operate our business.
Raw materials and production
     As of August 31, 2006, the principal raw material for our plastic closures and bottles was injection and blowmolding grade resin, which accounted for approximately 67.8% of the cost of all raw materials purchased for our plastic closures and bottles in fiscal 2006. Resin can be purchased from a number of reliable, competitive producers and is priced as a commodity. The majority of the resin we use in production is low density polyethylene (“LDPE”). We also use high density polyethylene, linear low density polyethylene, polypropylene and polycarbonate. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national bulk resin pricing. These prices are based on current market conditions and do not involve fixed quantities and therefore they are not considered derivatives. While resin prices can fluctuate substantially over relatively short periods of time, we have not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. In the past, we generally have been able to pass on increases in resin prices directly to our customers, in many cases after delays because of contractual provisions. However, during the past three years, with the significant increases in resin prices, we experienced difficulty passing on all such resin price increases to certain customers. Significant increases in resin prices from current levels, coupled with an inability to promptly pass such increases on to customers, had an adverse effect on our sales and margins during fiscal 2006, 2005 and 2004 and will continue to do so in the foreseeable future.
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
Sales, marketing and customer service
     We sell our products through our in-house sales staff, sales representatives and, to a lesser extent, distributors. Domestically, a substantial portion of our sales and marketing activities are conducted by majority-owned subsidiaries. Calls on customers and participation at trade shows are our primary means of customer contact. A number of our customers are large corporate clients with numerous production facilities, and each facility may make its own purchase decisions. Our customers include processors and packagers of fluid milk, non-carbonated bottled water, chilled juice and flavored drink products sold on the retail level and condiments sold in the wholesale and institutional market, as well as producers and distributors of CFT products. Our top ten customers (including our European joint venture, which is one of our customers) accounted for approximately 40% of our sales during fiscal 2006. One Canadian customer, Saputo, accounted for approximately 10% of total sales during fiscal 2006 and 5.6% of accounts receivable during fiscal 2006. We believe that we are the sole or largest supplier to our top 25 customers for the products we supply to them. Our consistent product quality and customer service have allowed us to develop strong relationships with our customers; our relationships with our top 25 customers average 14 years in length. For information regarding revenues and EBITDA by segment, see Note 14 of the Notes to Consolidated Financial Statements.
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
International sales and joint ventures
     Our international sales have increased substantially in recent years. Export sales from the United States and sales from our non-U.S. facilities increased to $143.0 million in fiscal 2006 from $142.6 million and $111.7 million in fiscal 2005 and 2004, respectively. Bottled water companies and other non-carbonated beverage companies in Europe, East Asia, Latin America, Australia and elsewhere have continued to adopt more advanced packaging materials and techniques and have increasingly chosen to purchase our products from our nearby plants rather than from the U.S. facilities. Correspondingly, our foreign subsidiaries have increased their production, and total foreign sales accounted for 53% of our consolidated sales in fiscal 2006. For fiscal 2006, 2005 and 2004, export closure sales from the United States to unaffiliated customers were $4.8 million, $6.7 million and $8.9 million, respectively, and export CFT sales were $4.0 million, $4.4 million and $4.0 million in fiscal 2006, 2005 and 2004, respectively. For information regarding international revenues by geographical region, see Note 14 of the Notes to Consolidated Financial Statements.
     We have historically entered new markets outside of the United States through joint ventures with bottle manufacturers, bottlers and distributors that have an established presence in the local market. We currently are a party to a joint venture with CSE that sells certain products in Europe. For risks associated with our foreign operations, see “Item 1A—Risk Factors—Difficulties presented by non-U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.”
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
Employees
     As of August 31, 2006, we had 1,299 full-time employees, 44 of whom were engaged in product development, 77 in marketing, sales and customer support, 1,073 in manufacturing and 105 in finance and administration. We use seasonal and part-time employees for training, vacation replacements and other short-term requirements. None of our employees in the United States are covered by any collective bargaining agreement. Approximately 33 employees of our Canadian subsidiary are members of the Teamsters Union, and during fiscal 2005, we entered into a three-year agreement with this Union. In addition, approximately 97 of our employees are covered by a collective bargaining agreement in Mexico. We have never experienced a work stoppage and believe that employee relations are good.

Item 1A. RISK FACTORS
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
     As of August 31, 2006, our total indebtedness was approximately $205.0 million. $180.0 million of this amount represented the aggregate principal amount of our 8 1/4% Senior Notes due 2012, $24.9 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, as of August 31, 2006, we had a total shareholders’ deficit of $85.9 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our Senior Notes. Among other things, our indebtedness may:
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
     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. During fiscal 2006, our top ten customers accounted for approximately 40% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. Accordingly, the effects of resin pricing on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2004, 2005 and 2006 have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass-through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At August 31, 2006, we had cash and cash equivalents of $2.6 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $3.0 million over the next two fiscal years for the Blackhawk Molding Company settlement and $7.4 million in semi-annual interest payments with respect to our 8 1/4% Senior Notes. In addition, our senior secured credit facility and the indenture governing our 8 1/4% Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we are limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we are unable to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
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
Difficulties presented by non-U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts
     Approximately 53% of our sales for fiscal 2006 were derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our United States sales. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:
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
     We are involved in litigation from time to time in the course of our business to protect and enforce our intellectual property rights, and third parties from time to time initiate litigation against us asserting that our business infringes or violates their intellectual property rights. We cannot assure you that our intellectual property rights have the value that we believe them to have or that our products will not be found to infringe upon the intellectual rights of others. Further, we cannot assure you that we will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on our business. For example, on May 31, 2006, Portola and Blackhawk Molding Company settled a patent infringement claim where we agreed to pay Blackhawk Molding Company $4.0 million on June 30, 2006, $0.5 million per quarter for four quarters thereafter and $0.25 million for the following four quarters. The Company has ample cash flow from operations and lines of credit to make these payments. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business and results of operations regardless of its outcome.

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
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2. PROPERTIES
Properties
     We believe that our facilities are well–maintained, in good operating condition and strategically located. We also believe our facilities are adequate for our current needs and near–term growth requirements. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. We cannot assure you that unanticipated developments will not occur that would require us to add production facilities sooner than expected. The table below indicates the locations, functions, square footage and nature of ownership of our current facilities as of August 31, 2006.

			Nature of
Location	Functions	Square feet	ownership(1)
San Jose, CA (2)	Administrative and IT	3,017	Leased
Kingsport, TN (8)	Closure Mfg./Warehouse	93,400	Owned
Clifton Park, NY	Closure Mfg./Warehouse	51,400	Leased
Batavia, IL	Principal Executive Office/Closure Mfg./Warehouse /Engineering/Research and Development	73,100	Leased
New Castle, PA	Administrative/Warehouse/Equipment Division	60,000	Owned
Melbourne, FL(1)	Sales Representative Organization	1,000	Leased
Kansas City, MO	Sales Representative Organization	150	Leased
Tolleson, AZ	Closure Mfg/Warehouse	115,000	Leased
Woonsocket, RI (7)	Closure and Container Mfg./Warehouse	247,500	Owned
Czech Republic(3)	Land	362,722	Owned
Litvinov, Czech Republic(4)	Closure Mfg.	32,733	Leased
Shanghai, China(1)(5)	Closure Mfg./Warehouse/Engineering/Research and Development	103,587	Leased
Richmond, British Columbia, Canada (1)	Bottle & Closure Mfg./Warehouse	49,205	Leased
Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	55,600	Leased
Montreal, Quebec, Canada (1)	Bottle Mfg./Warehouse	43,500	Leased
Le Gardeur, Quebec, Canada(1)	Machine Building	10,464	Leased
Guadalajara, Mexico (6)	Bottle & Closure Mfg/Warehouse	80,000	Leased
Doncaster, South Yorkshire, England	Bottle & Closure Mfg./Warehouse/Engineering/Research and Development	80,000	Leased
Albany, Auckland, New Zealand(1)	Office/Warehouse	1,400	Leased

(1)	The facilities shown as leased in the table above are subject to long–term leases or lease options that extend for at least five years, except as follows: (a) the lease for Melbourne, FL is on a month to month basis, (b) the lease for the location of Chun Zhong Road No. 66 buildings A and B in Shanghai, China expires in November 2007, (c) the lease for New Zealand expires in March 2007, with two rights of renewal, each for a twelve month period, (d) the lease for Le Gardeur, Quebec expires in November 2006, (e) the lease for Montreal, Quebec, Canada was renewed on July 26, 2006 and will expire on July 31, 2011 and (f) the lease for Richmond, British Columbia, Canada was renewed on June 16, 2006 and will expire on June 15, 2010.

(2)	On November 9, 2005, the Company sold the remaining building and land at its San Jose, California location for proceeds of $2.1 million, which resulted in a gain on the sale of $0.4 million. On January 1, 2006, the Company entered into a lease for office space, totaling 3,017 square feet in San Jose, California. The lease term for the office space is two years.

(3)	We purchased land in Czech Republic in November 2003. No building activity has begun on this site. We are reviewing various options regarding the expansion of our manufacturing capabilities in the Czech Republic that may or may not include development of this land.

(4)	The lease for our facility in Litvinov, Czech Republic expires in December 2006. The Company expects to renew this lease on a short-term basis. We also entered into a short-term lease of manufacturing space in our CSE joint venture partner’s manufacturing plant.

(5)	In March 2006, we entered into a lease totaling 26,900 square feet, in Shanghai, China. The lease term is 24 months and expires on March 17, 2008. In July 2006, we entered into another lease totaling 27,416 square feet, in Shanghai, China. The lease term is 12 months and expires on June 30, 2007.

(6)	In April 2004, we amended the lease of our Guadalajara, Mexico plant to allow for construction of a 20,000 square foot expansion to our existing facilities. Construction of this expansion began in the third quarter of fiscal 2004 and was completed by September 1, 2004, at which time the amended lease became effective. We guaranteed approximately $0.2 million in future lease payments related to the amended lease. This is in addition to the guaranty of approximately $0.6 million related to the original lease. The amended lease expires August 31, 2014.

(7)	On January 13, 2006, the Company sold its warehouse facility located at 84 Fairmont Avenue, Woonsocket, Rhode Island for $1.1 million which resulted in a gain on sale of $0.5 million, including a reduction in the gain of $28 during the third quarter due to the early termination of the leaseback transaction. The square footage of the building sold totaled 240,000.

(8)	We closed our South Carolina plant and relocated its operations primarily to Kingsport, Tennessee and to other facilities during fiscal 2004. On December 28, 2005, the Company sold its facility in Sumter, South Carolina for $0.9 million which resulted in a gain of $0.1 million. The Company no longer has any facilities in Sumter, South Carolina.
Item 3. LEGAL PROCEEDINGS
     In the normal course of business, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability for any such pending actions in the ordinary course of business will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4.0 million on June 30, 2006, $0.5 million per quarter for four quarters thereafter and $0.25 million for the following four quarters. The Company has ample cash flow from operations and lines of credit to make these payments.
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
     As of November 20, 2006, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. As of November 20, 2006, there were 195 holders of record of the 8,626,051 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,170,395 outstanding shares of Class B Common, Series 2. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding our common stock.
Dividend Policy
     We have not paid dividends on any class of our common stock. Furthermore, certain of our agreements, including the indenture related to our Senior Notes issued on January 23, 2004 and the fourth amendment to the amended and restated senior revolving credit facility entered into on January 23, 2004, and as subsequently amended, restrict our ability to pay dividends.
Recent Sales of Unregistered Securities
     During the fiscal 2006 period covered by this report, we did not issue or sell any shares of our common stock, except for 41,666 shares upon the exercise of a stock option pursuant to the Company’s 2002 Stock Option Plan.

Item 6. SELECTED FINANCIAL DATA
     The following table sets forth Portola’s selected consolidated historical financial data for each of the five years in the period ended August 31, 2006, which have been derived from the consolidated financial statements of Portola, which have been audited by BDO Seidman, LLP, independent registered public accounting firm for the year ended August 31, 2006 and by PricewaterhouseCooper LLP, an independent registered public accounting firm, for all prior periods presented. The consolidated balance sheet as of August 31, 2006 and 2005 and the consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended August 31, 2006, 2005 and 2004 are included elsewhere in this report. The following data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this report.

	Year ended August 31,
(Dollars in thousands)	2002	2003	2004	2005	2006

Consolidated statements of operations data, as amended:
Sales(1)	$210,757	$215,315	$242,507	$264,964	$271,603
Cost of sales	157,270	166,777	201,808	220,994	226,263

Gross profit	53,487	48,538	40,699	43,970	45,340
Selling, general and administrative	30,844	29,307	30,894	28,252	24,138
Research and development	3,069	4,729	6,209	3,836	3,872
(Gain) loss on sale of property plant and equipment(2)	(20)	30	(1,582)	39	(893)
Fixed asset impairment charge(3)	—	—	1,120	—	—
Amortization of intangibles(4)	1,551	903	1,233	989	846
Goodwill and other intangibles impairment charge(5)	—	207	—	—	17,851
Litigation settlement	—	—	—	—	7,000
Restructuring costs(6) (7) (8)	—	405	3,809	2,471	840

	35,444	35,581	41,683	35,587	53,654

Income (loss) from operations	18,043	12,957	(984)	8,383	(8,314)
Interest income(9)	(1,083)	(120)	(212)	(43)	(53)
Interest expense	13,251	12,544	15,843	16,439	17,101
Amortization of debt issuance costs	756	777	2,545	1,609	1,614
Loss on warrant redemption(10)	—	—	1,867	—	—
Minority interest expense (income)(11)	113	73	5	(3)	—
Equity loss (income) of unconsolidated affiliates, net(12)	(340)	(415)	(625)	(235)	(252)
Income on dissolution of joint venture	(475)	—	—	—	—
Income on recovery of investments(13)	(1,103)	—	—	—	—
Foreign currency transaction loss (gain)	285	(348)	(968)	(1,523)	(1,444)
Other expense (income), net	(39)	194	159	(37)	(37)

	11,365	12,705	18,614	16,207	16,929

Income (loss) before income taxes	6,678	252	(19,598)	(7,824)	(25,243)
Income tax provision	2,242	2,071	1,193	3,729	3,523

Net income (loss)	$4,436	$(1,819)	$(20,791)	$(11,553)	$(28,766)

	As of August 31,
(Dollars in thousands)	2002	2003	2004	2005	2006

Consolidated balance sheet data:
Working capital	$18,147	$10,457	$32,879	$31,291	$28,020
Total assets	136,531	132,674	189,082	179,969	156,740
Total debt	130,911	127,235	199,484	203,977	204,988
Redeemable warrants(14)	10,359	10,302	—	—	—
Total shareholders’ deficit	(25,046)	(26,413)	(46,871)	(57,754)	(85,861)
Cash Flow Data:
Net cash provided by (used in) operating activities	24,291	14,294	(383)	(1,196)	9,576
Net cash used in investing activities	(10,927)	(10,582)	(53,038)	(12,992)	(9,676)
Net cash (used in) provided by financing activities	(12,135)	(3,870)	61,089	3,551	788
Other data:
Closure unit volume (in millions) (unaudited)	12,693	12,337	12,174	12,645	12,001
Closure unit volume growth (unaudited)	(1.4)%	(2.8)%	(1.3)%	3.9%	(5.1)%
EBITDA(15)	40,033	31,590	17,023	25,962	27,057
Depreciation and amortization	19,348	18,017	18,233	15,738	33,585
Amortization of debt issuance costs	756	777	2,545	1,609	1,614
Capital expenditures	10,488	11,081	22,150	12,493	13,399

See next page for notes to selected consolidated financial data

Notes to selected consolidated financial data
(1)	During fiscal 2004, the Company acquired Tech Industries, Inc. (renamed Portola Tech International or PTI) for approximately $40.0 million. PTI is a manufacturer of plastic closures and containers for the CFT industries. PTI gave us an entrance into the CFT markets.

(2)	(Gain) loss on sale of property, plant and equipment in fiscal 2006 is due primarily to the sale of land and building in San Jose and the sale of our warehouse in Woonsocket, Rhode Island. The gain on these two transactions was $0.9 million. A gain of $1.6 million on the sale of our manufacturing buildings in Chino and San Jose, California occurred in fiscal 2004.

(3)	We identified the Sumter, South Carolina facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to this building in 2004. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations to our Kingsport, Tennessee plant.

(4)	Includes amortization of patents and technology licenses, tradename, covenants not–to–compete and customer relationships for all years presented and also includes goodwill amortization for fiscal 2001. Effective September 1, 2001, we chose early adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets, at which time the amortization of goodwill ceased.

(5)	Based on our review of goodwill and other intangible assets, we identified the goodwill for Mexico and the goodwill, trademark, covenants not to compete, technology licenses and customer lists for Portola Tech were impaired based on EBITDA multiplier methodology for Mexico and the discounted cash flows method for Portola Tech. The Company recorded an impairment loss during fiscal 2006 of $1.2 million for Mexico and $16.7 million for United States – CFT.

(6)	We incurred restructuring costs of $0.8 million during fiscal 2006, related to the reduction of workforce and movement of operations. During fiscal 2006, the Company moved its tooling operation from Michigan to Pennsylvania. The Company also reduced its workforce in its corporate division, Blow Mold and United Kingdom divisions; costs related primarily to employee severance. At August 31, 2006 approximately $1.9 million had been charged against the restructuring reserve.

(7)	We incurred restructuring costs of $2.5 million during fiscal 2005, related to the reduction of workforce in selling, general and administrative areas primarily in the corporate division and in various manufacturing divisions throughout the Company, including PTI, Mexico, U.K., United States – Closures and Other. At August 31, 2005 accrued restructuring costs amounted to $1.1 million for employees severance costs. As of August 31, 2005 approximately $2.8 million had been charged against the restructuring reserve for the employee severance costs. We anticipate that the majority of the accrual balance will be paid within twelve months from the end of fiscal 2005. For more information see Note 4 of the Notes to our Consolidated Financial Statements. At August 31, 2005 approximately $2.8 million had been charged against the restructuring reserve.

(8)	We incurred restructuring costs of $3.8 million during fiscal 2004, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1.4 million for employee severance costs. As of August 31, 2004, approximately $2.7 million had been charged against the restructuring reserve for the employee severance costs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility. At August 31, 2004 approximately $2.7 million had been charged against the restructuring reserve.

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

(9)	Interest income includes income on the revaluation of redeemable warrants to purchase shares of our Class A Common Stock, and in fiscal 2002, interest income also included $0.8 million recognized on the recovery of an investment in Sand Hill Systems, Inc., an entity in which our former chief executive officer and certain other officers held a financial interest. See Note 15 of the Notes to our Consolidated Financial Statements.

(10)	Represents loss on warrant redemption in fiscal 2004 (see Note 14 to selected consolidated financial data below).

(11)	Represents minority interest expense for our consolidated subsidiaries that are not wholly owned.

(12)	Represents equity (income) loss relating to our 50% interest in Capsnap Europe Packaging GmbH.

(13)	Represents income relating to the forgiveness of debt in the dissolution of one of our joint ventures.

(14)	We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model.

(15)	EBITDA represents, for any relevant period, income (loss) before interest expense, taxes, depreciation of property, plant and equipment, amortization of debt issuance costs and amortization of intangibles. EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. EBITDA is used as a measure of financial performance by the Company and certain investors may use this as a measure of financial performance for our Company. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides the Company’s calculation of EBITDA:

	Year ended August 31,
(Dollars in thousands)	2002	2003	2004	2005	2006

Consolidated net income (loss)	$4,436	$(1,819)	$(20,791)	$(11,553)	$(28,766)
Add: Interest expense	13,251	12,544	15,843	16,439	17,101
Taxes	2,242	2,071	1,193	3,729	3,523
Depreciation and amortization	19,348	18,017	18,233	15,738	33,585
Amortization of debt issuance costs	756	777	2,545	1,609	1,614

EBITDA	$40,033	$31,590	$17,023	$25,962	$27,057

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
     As of August 31, 2006, we had the following principal holding and operating subsidiaries:
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
Portola Holding (Asia Pacific) Limited—Hong Kong
Portola GmbH—Austria
Portola s.r.o.—Czech Republic
Portola Packaging (ANZ) Limited — New Zealand
     All of these subsidiaries, except Portola Packaging (ANZ) Limited, are restricted subsidiaries under the indenture governing our $180.0 million in aggregate principal amount of 8 1/4% Senior Notes that we issued in January 2004. These restricted subsidiaries are wholly owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable. The following subsidiaries are restricted subsidiaries under the terms of our senior revolving credit facility entered into in January 2004: Portola Allied Tool, Inc., Northern Engineering and Plastics Corporation, PTI, Portola Ltd., Portola Packaging Limited, Portola Packaging Canada Ltd., and Portola Packaging, Inc. Mexico, S.A. de C.V. (for additional information see Subsequent Events, Note 18 of the Notes to the Consolidated Financial Statements regarding the 9th Amendment of the senior secured credit facility). Restricted subsidiary status allows greater flexibility in funding the operations of these subsidiaries under the terms of the indenture governing our Senior Notes and the terms of our senior credit facility. Unrestricted subsidiary status imposes limitations on our ability and the ability of our restricted subsidiaries to finance the operations of unrestricted subsidiaries.
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
     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.4 million and $1.6 million as of August 31, 2006 and August 31, 2005, respectively.
     Revenue recognition. The Company recognizes revenue upon shipment of our products when persuasive evidence of an arrangement exists, title and all risks of loss transfers to the customers, with fixed pricing and collectibility is reasonably assured. Our general conditions of sale explicitly state that the delivery of our products is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier. All shipping and handling fees billed to customers are classified as revenue and the corresponding costs are recognized in cost of goods sold.
     Inventory valuation. Cap, bottle and CFT related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.4 million and $1.2 million as of August 31, 2006 and August 31, 2005, respectively.
     Depreciation lives. We periodically evaluate the depreciable lives of our fixed assets. Management performed detailed analysis and also researched industry averages concerning the average life of molds. We concluded that the lives for our molds should be five years based on our findings. As of September 1, 2003, we changed the depreciable lives of our molds from three years to five years.
     Impairment of assets. We periodically evaluate our property, plant and equipment and other intangible assets for potential impairment. Management’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. We identified that our Sumter, South Carolina facility would not be utilized in the near term and recorded an impairment loss of $1.1 million during the fourth quarter of fiscal 2004 for the write down of this facility to fair market value based on a real estate appraisal performed by a third party. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations. On December 28, 2005, the Company sold its facility in Sumter, South Carolina for $0.9 million, which resulted in a gain of $0.1 million.
     Impairment of goodwill and other intangible assets. At August 31, 2006 and 2005, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. Based on our reviews, we did not record an impairment loss during fiscal 2005, but we did record an impairment loss for fiscal 2006. The Company recorded an impairment loss during fiscal 2006 of $1.2 million for Mexico and $16.7 million for United States – CFT. We recorded an impairment loss of $0.2 million during fiscal 2003 for goodwill related to our purchase of the remaining 45% interest in Shanghai Portola Packaging Company Limited in March 2000. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $36.1 million and $23.8 million against net deferred tax assets as of August 31, 2006 and August 31, 2005, respectively.
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
     Impact of equity issuances. We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00–19, the change in the price of the warrants of $0.1 million was recognized as interest income during fiscal 2004. As of August 31, 2006 and 2005, no warrants are outstanding.
Results of operations
Fiscal year ended August 31, 2006 compared to fiscal year ended August 31, 2005
     Sales. Sales increased $6.6 million, or 2.5%, to $271.6 million for fiscal 2006 from $265.0 million for fiscal 2005. Increased selling prices resulting from higher cost of resin across all divisions that we were able to pass through to customers and improved foreign exchange rates were the primary contributing factors to our increased sales compared to last fiscal year. Sales by our Blow Mold Technology operations increased $1.8 million due to increased product sales in both the bottle and closure operations through new products and customers and, to a lesser extent, favorable changes in the Canadian foreign exchange rate, this was partially offset by the transfer of the tooling operations to U.S. Equipment. Sales by our China operations increased $4.2 million primarily due to increased sales for cutlery and push-pull closures as well as the addition of cosmetic product sales. Sales by our Mexico operations increased $1.6 million due to higher product sales in the bottle operations, increased average selling prices and a favorable foreign exchange rate. Sales by our U.S. Equipment operations increased $2.5 million due to the transfer of the tooling operations from Blow Mold Technology in fiscal 2006. Sales by our Czech/Austria operations decreased $2.3 million due to the closure of the Austrian office in fiscal 2005, offset partially by higher sales volume of cosmetic products. Sales by our U.K. operations decreased $2.7 million due primarily to decreased product sales in the closure operations and equipment sales. Sales by our United States Closures operations decreased $0.5 million in total mainly due to reduced volume partially offset by increased prices as we were able to pass through to customers our higher resin costs. PTI decreased $0.6 million due mainly to the transfer of orders to the Czech and China facilities as well as decreased orders from our customers, which resulted from a slow down in the cosmetics market for the first two fiscal quarters of 2006.
     During fiscal 2006 and 2005, our top ten customers accounted for approximately 40% and 39% of our sales, respectively. During fiscal 2006, one Canadian customer, Saputo, accounted for approximately 10% of total sales and 5.6% of accounts receivable. During fiscal 2005, no customer accounted for 10% or more of total sales.
     Gross profit. Gross profit increased $1.3 million or 3.1% to $45.3 million for fiscal 2006 from $44.0 million for fiscal 2005. Gross profit increased as a percentage of sales to 16.7% in fiscal 2006 from 16.6% in fiscal 2005. Gross profit increased primarily due to margin increases in the U.S. Closures, Blow Mold Technology, and China operations. In U.S. Closures, margins increased by $0.8 million primarily due to productivity enhancements and cost reduction activities from our continuous improvement programs as well as employee cost reductions. Blow Mold Technology margins increased by $0.6 million due to additional volume and cost reduction activities. China’s margin increased $2.1 million due to additional volume in the cutlery, push-pull and cosmetic product lines as well as stable costs. Austria and Czech gross profit increased by $0.3 million due to increased volume from transfers of PTI business into the European market. Other factors affecting margins were a decrease in costs of $0.4 million, incurred in fiscal 2005 relating to anti-counterfeiting project, not incurred during fiscal 2006 and $0.9 million increase do to our sales operations. These increases in gross profit were partially offset by decreases in Mexico, U.K. and PTI operations. The margins in Mexico’s operations decreased by $0.6 million due to increased labor, utility and repair and maintenance costs. U.K. margins decreased by $2.2 million due mainly to a decrease in sales offset partially by cost reduction activities. The decrease in gross margin of $1.2 million at PTI was mostly attributable to lower sales volume.
     Overall, fiscal 2006 direct materials, labor and overhead costs represented 46.8%, 15.1% and 21.4% of sales, respectively, compared to fiscal 2005 percentages of 44.3%, 16.6% and 22.5%. Direct material costs as a percentage of sales increased for fiscal 2006 from fiscal 2005 primarily due to increased resin prices. In addition, labor and overhead costs decreased as a percentage of sales in fiscal 2006 compared to fiscal 2005 due to reductions in expenses as a result of the continuous process improvement programs implemented in fiscal year 2005 as well as other additional voluntary labor reductions.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.1 million or 14.6% to $24.2 million in fiscal 2006 from $28.3 million in fiscal 2005. The decrease in expenses was mainly due to lower consulting and legal expenses and decreased expenses as a result of various cost reduction programs that were implemented throughout fiscal 2006 and late fiscal 2005, which included a reduction in manpower Selling, general and administrative expenses decreased as a percentage of sales to 8.9% for fiscal 2006 from 10.7% for fiscal 2005.
     In connection with the preparation of its financial statements for the quarter ended November 30, 2005, the Company determined that its Management Deferred Compensation Plan (the “MDC Plan”), which it terminated in December 2005 in accordance with the December 31, 2005 transition period under Internal Revenue Code section 409A, had not been accounted for by the Company. In connection with terminating the MDC Plan, it was determined that the liability for the plan benefits of $0.9 million exceeded plan assets of $0.6 million by $0.3 million. The amount of plan liability in excess of assets of $0.3 million was charged to expense in the three-month period ended November 30, 2005. Had the Company been properly recording the MDC Plan since inception, $0.2 million of this amount would have been charged in years prior to fiscal 2006. However, the Company believes that the impact of not previously recording the MDC Plan was not material to the Company’s consolidated financial statements for any prior year or quarter. Further, the Company does not believe that the $0.2 million relating to periods prior to fiscal 2006 is material to the consolidated financial statements for fiscal 2006.
     Litigation settlement. The increase of $7.0 million is due to the settlement of the Blackhawk litigation.

     Research and development expenses. Research and development expenses increased $0.1 million or 0.9% to $3.9 million in fiscal 2006 from $3.8 million in fiscal 2005, and remained steady as a percentage of sales at 1.4% for both fiscal years 2006 and 2005. The increase is due primarily to an increase in prototype costs.
     Loss (gain) on sale of property, plant and equipment. We recognized a net gain of $0.9 million on the sale of property, plant and equipment during fiscal 2006 due primarily to the sale of our building in San Jose, California and our warehouse in Woonsocket, Rhode Island compared to a net loss of $39,000 incurred during the same period of fiscal 2005 due to the sale of property, plant and equipment.
     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents and technology, licenses, certain tradenames, covenants not–to–compete and customer relationships) decreased $0.1 million or 14.4% to $0.9 million for fiscal 2006 from $1.0 million in fiscal 2005. This decrease was due to certain intangible assets being fully amortized during fiscal 2006.
     Goodwill and other intangibles impairment. Based on the Company’s review of impairment for fiscal 2006, the Company recognized impairment of goodwill in our Mexico operations of $1.2 million and our PTI operations of $16.7 million for fiscal 2006.
     Restructuring costs. During fiscal 2006, we incurred restructuring charges of $0.8 million for severance and moving costs relating to the moving of our tooling division from Michigan to Pennsylvania and the restructuring of various divisions throughout the company including Blow Mold Technology, U.K., and Corporate. As of August 31, 2006, we have a reserve balance of $15,000 which will be paid within twelve months from the end of fiscal 2006. During fiscal year 2006 approximately $2.8 million had been charged against the restructuring reserve for employee severance costs.
     (Loss)/income from operations. Due to the effect of the factors summarized above, especially the litigation settlement of $7.0 million and the goodwill and other intangible impairment of $17.9 million, (loss)/income from operations decreased $16.7 million to $(8.3) million for fiscal 2006 from income of $8.4 million for fiscal 2005.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity income of unconsolidated affiliates, foreign currency transaction (gain) and loss, and loss on warrant redemption.
     Interest expense increased by $0.7 million or 4.3% to $17.1 million in fiscal 2006 from $16.4 million in fiscal 2005 due to higher debt levels and increased interest rates on our senior secured credit facility.
     Amortization of debt issuance costs remained steady at $1.6 million in for both fiscal years 2006 and 2005.
     We recognized a gain of $1.4 million on foreign exchange transactions for fiscal 2006 compared to a gain of $1.5 million in fiscal 2005. The gain on foreign currency transaction for fiscal 2006 is due primarily to favorable rates against the United Kingdom Pound Sterling and Canadian Dollar.
     Income tax provision. The income tax provision for fiscal 2006 was $3.5 million on loss before income taxes of $25.2 million, compared to an income tax provision of $3.8 million in fiscal 2005 on loss before income taxes of $7.8 million. The tax expense for fiscal 2006 is due primarily to our U.K. and Blow Mold Technology operations, which had net income for fiscal 2006. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and increased valuation allowances for our China, Mexico and Czech/Austria operations. The increase in the valuation allowance was due primarily to the effect of the impairment of goodwill and other intangible assets as well as a portion of the patent litigation settlement.
     Net loss. Net loss was $28.8 million in fiscal 2006 compared to a net loss of $11.6 million in fiscal 2005. This increase in net loss was primarily due to the litigation settlement expense of $7.0 million and the goodwill and other intangible impairment charge of $17.9 million incurred during the fiscal year, partially offset by improvements in gross margin and selling, general and administrative expenses year over year.
Fiscal year ended August 31, 2005 compared to fiscal year ended August 31, 2004
     Sales. Sales increased $22.5 million, or 9.3%, to $265.0 million for fiscal 2005 from $242.5 million for fiscal 2004. Increased selling prices resulting from higher cost of resin across all divisions that we were able to pass through to customers, improved foreign exchange rates, and higher volume levels were the primary contributing factors to our increased sales compared to last fiscal year. Sales by our Blow Mold Technology operations increased $8.3 million due to increased product sales in both the bottle and closure operations and, to a lesser extent, favorable changes in the Canadian foreign exchange rate. Sales by our Czech/Austria operations increased $7.7 million due to increased sales volume and sales volume transferred from our PTI and U.K. operations. Sales by our U.K. operations increased $4.9 million due primarily to increased product sales in the closure operations, equipment sales and, to a lesser extent, favorable changes in the foreign exchange rate. Sales by our China operations increased $4.1 million primarily due to increased cutlery sales in our advanced molding division. Sales by our Mexico operations increased $2.9 million due to increased product sales in the bottle operations due to stronger market demand. Sales by our United States Closures operations increased $1.7 million in total mainly due to increased selling prices as we were able to pass through to customers increased resin costs and to a lesser extent, favorable product mix. Offsetting these increases were decreased U.S. equipment sales of $4.0 million due to lower customer orders. PTI decreased $1.2 million due mainly to the transfer of orders to the Czech facility and a general market decline for our customer products.
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
     We recognized a gain of $1.5 million on foreign exchange transactions for fiscal 2005 compared to a gain of $1.0 million in fiscal 2004. The gain on foreign currency transaction for fiscal 2005 is due primarily to favorable rates against the United Kingdom Pound Sterling, Canadian Dollar and Mexico Peso.
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
Liquidity and capital resources
Fiscal year ended August 31, 2006 compared to fiscal year ended August 31, 2005
     In recent years, we have relied primarily upon cash from operations and borrowings from financial institutions to finance our operations and fund capital expenditures and acquisitions. At August 31, 2006, we had cash and cash equivalents of $2.6 million, an increase of $0.7 million from August 31, 2005. The increase in cash is due primarily to the timing of debt pay downs as well as increased accounts receivable collections.
     Operating activities. Net cash provided by (used in) operations totaled $9.6 million and $(1.2) million in fiscal 2006 and 2005, respectively. Net cash provided by operations for fiscal 2006 was principally the result of our change in working capital and also due to improved financial performance related to employee cost reductions programs, productivity enhancements and other cost reduction activities. Working capital (current assets less current liabilities) decreased $3.3 million to $28.0 million as of August 31, 2006 from $31.3 million as of August 31, 2005. The decrease in working capital was due primarily to increases in accounts payable and accrued expenses, offset partially by an increase in inventory as a result of higher resin cost.
     Investing activities. Cash used in investing activities totaled $9.7 million and $13.0 million in fiscal 2006 and 2005, respectively. In fiscal 2006, cash used in investing activities consisted primarily of $13.4 million for additions to property, plant and equipment and $1.0 million for intangible and other assets. The decrease of $3.3 million was due primarily to proceeds of $4.4 million from the sale of our office building in San Jose, California, the warehouse in Woonsocket, Rhode Island and our facility in Sumter, South Carolina in fiscal 2006.
     Our total capital expenditures for fiscal 2006 totaled $13.4 million. The increase in capital expenditures was primarily due to equipment and mold expenditures for US Closures and Mexico.
     Financing activities. At August 31, 2006, we had total indebtedness of $205.0 million, $180.0 million of which was attributable to our 8 1/4% Senior Notes due 2012. Of the remaining indebtedness, $24.9 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease obligations. Net cash provided by financing activities decreased by $2.8 million, the decrease primarily reflects a decrease in revolver activity.
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
     Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes on January 23, 2004, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”) (see Subsequent Events, Note 18, for information on the 9th Amendment of the senior secured credit facility increasing the loan limit to $60.0 million and other changes). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the sum of trailing 12 months restricted EBITDA times a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness, (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) the Company no longer is required to maintain a minimum borrowing availability amount and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The Company was in compliance with the covenants of the senior secured credit facility at August 31, 2005. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The June 29 Amendment allows a minimum of $7.0 million to be added back to EBITDA for the Blackhawk Molding Company, Inc. litigation settlement. The October 19 Amendment increases the maximum loan limit under the credit facility from $50.0 million to $60.0 million, with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. The October 19 Amendment also increases the amount of capital expenditures the Company is able to make each fiscal year from $13.5 million to $16.5 million. The Company believes it will be in compliance with these covenants during fiscal year 2007 and beyond. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2006, the Bank Prime Loan rate and LIBOR Loan rate were 8.25% and 5.45%, respectively. At August 31, 2006, we had $21.1 million available for borrowings under our credit facility under the borrowing base formula described above.
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
     Cash and cash equivalents. In May 2004, appraisals of our property, plant and equipment assets in the U.S., Canada and the U.K. were completed. At that time, the value of these assets was included in the borrowing base of our revolving credit line, and that had the effect of increasing our borrowing capacity by approximately $15.0 million as well as increasing our minimum availability requirement from $3.0 million to $5.0 million since the loan arrangements were completed. The June 21 Amendment eliminated the minimum availability requirement. As of August 31, 2006, we had $2.6 million in cash and cash equivalents and our unused borrowing capacity under the senior secured credit facility was approximately $21.1 million.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but for the reasons stated above, we cannot assure you that this will be the case. In this respect we note that trends for the past two years in competitive pressures on pricing and costs of raw materials have not been favorable. We believe that historical negative trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies. However, we cannot assure you that substantial improvements will occur during fiscal 2007.
Fiscal year ended August 31, 2005 compared to fiscal year ended August 31, 2004
     Operating activities. Net cash used in operations totaled $1.2 million and $0.4 million in fiscal 2005 and 2004, respectively. Net cash used in operations for fiscal 2005 was principally the result of our change in working capital and net loss, largely offset by non-cash charges for depreciation and amortization and an aggregate of $2.3 million of non-cash items included in other (income) expense. See Notes 2 and 15 of the Notes to Consolidated Financial Statements for additional information. Working capital (current assets less current liabilities) decreased $1.6 million to $31.3 million as of August 31, 2005 from $32.9 million as of August 31, 2004. The decrease in working capital was due primarily to decreases in cash and accounts payable, offset partially by increases in accounts receivable and inventory.
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
     Our total capital expenditures for fiscal 2005 totaled $12.5 million. This amount was a substantial decrease from the prior year level of capital expenditures. The decrease in capital expenditures was primarily due to the following projects in fiscal 2004 that were one time occurrences: The U.S. consolidation of seven domestic closure facilities into five, expansion of our operations in China to produce certain of PTI’s products, leasehold improvement costs associated with our leased facility in the Czech Republic and our purchase of assets from a producer of dairy closures in the U.K. Our projected total capital expenditures for fiscal 2006 were expected to be approximately $13.5 million.
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

Contractual obligations
     The following sets forth our contractual obligations as of August 31, 2006:

	Payments Due by Period
		Less
		than 1	1 - 3	3 - 5	After 5
	Total	Year	Years	Years	Years
	(dollars in thousands)
Contractual Obligations:

Long-Term Debt, including current portion:

Senior Notes (1)	$261,675	$14,850	$29,700	$29,700	$187,425

Revolver (2)	29,986	2,104	27,882	—	—

Capital Lease Obligations (3)	87	30	48	9	—

Operating Lease Obligations (4)	$30,640	$3,797	$6,988	$6,325	$13,530

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment commenced August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2006 was $4.1 million.
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
     Related party sales of $6.9 million and $8.7 million for fiscal 2006 and 2005, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements.
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
Seasonality
     Our sales and earnings reflect a slightly seasonal pattern as a result of greater sales volumes during the summer months. As such, 48% of sales occurred in the first half of the year (September through February) while 52% of sales were generated in the second half (March through August) of both fiscal 2006 and 2005.
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
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which addresses the financial accounting and reporting obligations associated with the conditional retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 requires that, when the obligation to perform an asset retirement activity is unconditional, and the timing and/or the method of settlement of the obligation is conditional on a future event, companies must recognize a liability for the fair value of the conditional asset retirement if the fair value of the liability can be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005. The Company adopted FIN 47 in the fourth quarter of fiscal 2006. The adoption of FIN 47 did not have a material effect on the financial statements.
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
     In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of FIN No. 48.
     In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 157.

     In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is currently evaluating the requirements of SFAS No. 158.
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

	August 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in thousands)
Liabilities:
Long-Term Debt, including current portion:
Fixed Rate—Notes	—	—	—	—	—	$180,000	$180,000
Average Interest Rate	—	—	—	—	—	8.25%
Variable Rate—Revolver (a)	—	—	$24,901	—	—	—	$24,901
Fixed Rate—Term	$29	$25	$23	$10	—	—	$87
Average Interest Rate	2.27%	3.23%	2.95%	4.76%	—

(a)	Average interest is equal to, at our election, either the Bank Prime Loan rate plus 1.50% or LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2006, the Bank Prime Loan rate was 8.25% and the LIBOR Loan rate was 5.45%.
     The following table provides information about the fair value of our debt obligations. The fair value of our $180.0 million fixed rate notes was calculated based on the trading value at August 31, 2006.

	Fair Value August 31,
	2006	2005
	(dollars in thousands)
Liabilities:
Long-Term Debt, including current portion:
Fixed Rate—$180 million Senior Notes	$152,550	$138,600
Variable Rate—Revolver	24,901	23,845
Fixed Rate—Notes	87	132
Exchange Rate Sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2006, we incurred a gain of $1.4 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
     Our products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer accounted for approximately 10% of sales for the year ended August 31, 2006 and 5.6% of accounts receivable at August 31, 2006. There were no customers that accounted for 10% or more of sales for the year ended August 31, 2005.
Resin Price Sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2005 and fiscal 2006, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2004, 2005 and 2006 materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2006. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Portola Packaging, Inc.
Batavia, Illinois
We have audited the accompanying consolidated balance sheet of Portola Packaging, Inc. (the “Company”) as of August 31, 2006 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. We have also audited the 2006 schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portola Packaging, Inc. at August 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2006 schedules present fairly, in all material respects, the information set forth therein.
/s/ BDO SEIDMAN, LLP
Chicago, Illinois
October 27, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Portola Packaging, Inc. and Subsidiaries:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Portola Packaging, Inc. and its subsidiaries at August 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended August 31, 2005 and 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
November 17, 2005

Portola Packaging, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

August 31,	2006	2005

Assets
Current assets:
Cash and cash equivalents, including restricted cash of $100	$2,649	$1,963
Accounts receivable, net of allowance for doubtful accounts of $1,409 and $1,601, respectively	33,976	33,782
Inventories	21,527	19,243
Other current assets	4,222	3,686
Deferred income taxes	—	2,559

Total current assets	62,374	61,233
Property, plant and equipment, net	72,123	77,133
Goodwill, net	10,035	20,076
Debt issuance costs, net of accumulated amortization of $4,996 and $3,347, respectively	6,907	8,470
Trademarks and tradename	—	5,000
Customer relationships, net of accumulated amortization of $2,600 and $253, respectively	—	2,347
Patents, net of accumulated amortization of $8,414 and $8,070, respectively	1,274	1,589
Covenants not-to compete and other intangible assets, net of accumulated amortization of $1,881 and $1,191, respectively	1,065	752
Other assets	2,963	3,369

Total assets	$156,741	$179,969

Liabilities, minority interest and shareholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt	$30	$44
Accounts payable	20,075	18,265
Bank overdraft	—	103
Accrued liabilities	8,552	7,013
Accrued compensation	4,459	3,279
Accrued interest	1,238	1,238

Total current liabilities	34,354	29,942
Long-term debt, less current portion	204,958	203,933
Deferred income taxes	1,272	3,206
Other long-term obligations	2,018	642

Total liabilities	242,602	237,723

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2006 and 2005	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,626 shares in 2006 and 8,584 shares in 2005	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2006 and 2005	1	1
Additional paid-in capital	6,514	6,488
Accumulated other comprehensive loss	(298)	(931)
Accumulated deficit	(92,088)	(63,322)

Total shareholders’ equity (deficit)	(85,861)	(57,754)

Total liabilities, minority interest and shareholders’ equity (deficit)	$156,741	$179,969

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

Year ended August 31	2006	2005	2004

Sales	$271,603	$264,964	$242,507
Cost of sales	226,263	220,994	201,808

Gross profit	45,340	43,970	40,699

Selling, general and administrative	24,138	28,252	30,894
Research and development	3,872	3,836	6,209
Loss (gain) from sale of property, plant and equipment	(893)	39	(1,582)
Fixed asset impairment charge	—	—	1,120
Goodwill impairment charge	17,851	—	—
Amortization of intangibles	846	989	1,233
Litigation settlement	7,000	—	—
Restructuring costs	840	2,471	3,809

	53,654	35,587	41,683

(Loss) / income from operations	(8,314)	8,383	(984)

Other (income) expense:
Interest income	(53)	(43)	(212)
Interest expense	17,101	16,439	15,843
Amortization of debt issuance costs	1,614	1,609	2,545
Minority interest (income) expense	—	(3)	5
Equity income of unconsolidated affiliates, net	(252)	(235)	(625)
Foreign currency transaction gain	(1,444)	(1,523)	(968)
Loss on warrant redemption	—	—	1,867
Other (income) expense, net	(37)	(37)	159

	16,929	16,207	18,614

Loss before income taxes	(25,243)	(7,824)	(19,598)
Income tax expense	3,523	3,729	1,193

Net loss	$(28,766)	$(11,553)	$(20,791)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended August 31,	2006	2005	2004

Cash flows from operating activities:
Net loss	$(28,766)	$(11,553)	$(20,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,734	15,738	18,233
Amortization of debt issuance costs	1,614	1,609	2,545
Deferred income taxes	611	902	(740)
Loss (gain) on property and equipment dispositions	(893)	39	(1,582)
Fixed asset impairment charge	—	—	1,120
Goodwill impairment charge	17,851	—	—
Provision for doubtful accounts	194	645	263
Provision for excess and obsolete inventories	229	120	(642)
Provision for restructuring	840	2,471	3,809
Minority interest (income) expense	—	(3)	5
Equity income of unconsolidated affiliates, net	(252)	(235)	(625)
Restricted cash for self-insured medical claims	—	(100)	—
Other assets	—	(593)	—
Interest income on warrants	—	—	(57)
Loss on warrant redemption	—	—	1,867
Changes in working capital:
Accounts receivable	666	(2,673)	2,476
Inventories	(2,085)	(1,261)	(843)
Other current assets	(107)	1,436	(833)
Accounts payable	1,302	(4,533)	5,502
Accrued liabilities and compensation	2,638	(3,205)	(6,399)
Accrued interest	—	—	(3,691)

Net cash provided by (used in) operating activities	9,576	(1,196)	(383)

Cash flows from investing activities:
Additions to property, plant and equipment	(13,399)	(12,493)	(22,150)
Proceeds from sale of property, plant and equipment	4,426	33	6,637
Payment for Tech Industries, Inc.	—	—	(35,917)
Payment of transaction costs for Tech Industries, Inc.	—	—	(633)
Additions to intangible assets	(1,026)	—	(501)
Decrease in notes receivable from shareholders	—	—	161
(Increase) decrease in other assets	323	(532)	(635)

Net cash used in investing activities	(9,676)	(12,992)	(53,038)

Cash flows from financing activities:
Borrowings under Senior Notes due 2012	—	—	180,000
Redemption of Senior Notes due 2005		—	(110,000)
Borrowings under revolver, net	1,055	4,496	12,788
Payments for warrant redemption	—	—	(12,112)
Payment of debt issuance costs	(50)	(330)	(9,785)
(Decrease) increase in bank overdraft	(103)	(571)	674
Repayments of long–term debt arrangements	(44)	(3)	(348)
Issuance of common stock	26	—	11
Payments on other long–term obligations	(96)	(41)	(82)
Distributions to minority owners	—	—	(57)

Net cash provided by financing activities	788	3,551	61,089

Effect of exchange rate changes on cash and cash equivalents	(2)	251	289

Increase (decrease) in cash and cash equivalents	686	(10,386)	7,957
Cash and cash equivalents, less restricted cash, at beginning of year	1,863	12,249	4,292

Cash and cash equivalents, less restricted cash, at end of year	$2,549	$1,863	$12,249

     See Note 16 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except per share data)

								Notes	Accumulated
	Class A		Class B				Additional	receivable	other		Total	Total
			Series 1		Series 2		paid-in	from	comprehensive	Accumulated	shareholders’	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shareholders	income (loss)	deficit	equity (deficit)	income (loss)

Balance, August 31, 2003	2,135	$2	8,600	$8	1,170	$1	$6,582	$(161)	$(1,875)	$(30,970)	$(26,413)
Issuance of common stock	—	—	3	—	—	—	11	—	—	(8)	3
Decrease in notes receivable from shareholders	—	—	—	—	—	—	—	161	—	—	161
Net loss	—	—	—	—	—	—	—	—	—	(20,791)	(20,791)	$(20,791)
Other comprehensive income	—	—	—	—	—	—	—	—	169		169	169

Balance, August 31, 2004	2,135	2	8,603	8	1,170	1	6,593	—	(1,706)	(51,769)	(46,871)	(20,622)
Repurchase of common stock	—	—	(19)	—	—	—	(105)	—	—	—	(105)	—
Net loss	—	—	—	—	—	—	—	—	—	(11,553)	(11,553)	(11,553)
Other comprehensive income	—	—	—	—	—	—	—	—	775	—	775	775

Balance, August 31, 2005	2,135	2	8,584	8	1,170	1	6,488	—	(931)	(63,322)	(57,754)	(10,778)
Issuance of common stock	—	—	42	—	—	—	26	—	—	—	26	—
Net loss	—	—	—	—	—	—	—	—	—	(28,766)	(28,766)	(16,832)
Other comprehensive income	—	—	—	—	—	—	—	—	633	—	633	633

Balance, August 31, 2006	2,135	$2	8,626	$8	1,170	$1	$6,514	$—	$(298)	$(92,088)	$(85,861)	$(16,199)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Property, plant and equipment:
Property, plant and equipment are stated at cost and depreciated on a straight–line basis over their estimated useful lives. The cost of maintenance and repairs is expensed as incurred. Leasehold improvements are amortized on a straight–line basis over their useful lives or the lease term, whichever is shorter. When assets are disposed of, the cost and related accumulated depreciation are removed and the resulting gains or losses are included in the results of operations. During fiscal year 2006, the Company had no capitalized interest related to construction in progress projects.
Intangible assets:
Patents, licenses, technology, trademarks, certain tradenames, covenants not–to–compete and customer lists are valued at cost and are amortized on a straight–line basis over the lesser of their remaining useful or contractual lives (generally two to sixteen years). Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company is not amortized, but is tested for impairment annually, in the fourth quarter. During the fourth quarter of fiscal 2006, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. Based on this review, the Company has recorded an impairment loss of $1,154 for Mexico and $16,697 for the United States – CFT. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company plans to test these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
Debt issuance costs:
Debt issuance costs are amortized using the straight–line method over the term of the related loans; this method approximates the interest method.
Research and development expenditures:
Research and development expenditures are charged to operations as incurred.
Income taxes:
The Company accounts for income taxes under the liability method, which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws or rates are enacted. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when it is determined more likely than not that the amount will not be realized.
Accounting for stock–based compensation:
At August 31, 2006, the Company had several stock-based compensation plans (Note 11). The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation.” Accordingly, no compensation expense has been recognized for the Company’s stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in fiscal 2006, 2005 and 2004 consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	2006	2005	2004

Net loss as reported	$(28,766)	$(11,553)	$(20,791)
Deduct total compensation cost deferred under fair value based method for all awards, net of tax	352	251	228

Net loss—pro forma	$(29,118)	$(11,804)	$(21,019)

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
The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is not required. The Company maintains reserves for potential credit losses, which, on a historical basis, have not been significant. There were no customers that accounted for 10% or more of sales for fiscal 2005 or 2004. During fiscal 2006, one Canadian customer, Saputo, accounted for approximately 10% of sales and 5.6% of accounts receivables at August 31, 2006.
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
Foreign currency translation:
The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions and the revaluation of certain intercompany debt are included in determining net income (loss). Gains arising from foreign currency transactions and the revaluation of certain intercompany debt for fiscal 2006, 2005 and 2004 totaled $1,444, $1,523 and $968, respectively. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of August 31, 2006.
Carrying value of long–lived assets:
Long–lived assets, including property, plant and equipment and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on an appraisal from a third party and management’s assessment of the carrying values of such long–lived assets, the Company identified the facility in Sumter, South Carolina would not be utilized in the near term and recognized an impairment charge of $1,120 on the building during fiscal 2004. No impairment charge was recognized during fiscal 2005 or 2006.
Fair value of financial instruments:
Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and other

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long–term debt except for the 8 1/4% Senior Notes due 2012, approximates fair value. The fair value of the Senior Notes was estimated to be approximately $152,550 as of August 31, 2006 (Note 8).
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
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which addresses the financial accounting and reporting obligations associated with the conditional retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 requires that, when the obligation to perform an asset retirement activity is unconditional, and the timing and/or the method of settlement of the obligation is conditional on a future event, companies must recognize a liability for the fair value of the conditional asset retirement if the fair value of the liability can be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15,

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
2005. The Company adopted FIN 47 in the fourth quarter of fiscal 2006. The adoption of FIN 47 did not have a material effect on the financial statements.
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
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of FIN No. 48.
In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 157.
In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is currently evaluating the requirement of SFAS No. 158.
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
Acquisition of Tech Industries:
On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Tech Industries, Inc., and in concurrent transactions, Tech Industries, Inc. acquired all of the issued and outstanding stock of Tech Industries U.K. Ltd. and certain land, buildings and fixtures leased and used by Tech Industries Inc. in its manufacturing operations (collectively “Tech Industries”). The Company paid cash of approximately $35,686 from borrowings under its credit facility to purchase Tech Industries. A final working capital adjustment of $231 was paid in November 2003. There are no other contingent payments due. Tech Industries is a manufacturer of plastic closures and containers for the CFT industries. Tech Industries (now PTI) is a wholly owned subsidiary of PPI and is designated as a restricted subsidiary under the indenture relating to the Company’s 8 1/4% Senior Notes due 2012 and senior secured credit facility (For additional information, see Notes 8 and 17).
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
3. Other comprehensive loss (income):
Other comprehensive loss (income) consisted of cumulative foreign currency translation adjustments of $(633), $(775) and $(169) for fiscal 2006, 2005 and 2004, respectively.
4. Restructuring:
The Company incurred restructuring costs of $840, primarily relating to its U.S. Closures and other segments, during fiscal 2006 related to selling, general and administrative areas primarily in the corporate division and in various manufacturing divisions throughout the Company including PTI, Mexico, U.K., United States –Closures and Other. The amount of restructuring costs the Company incurred in fiscal 2006 approximated the amount that the Company was expecting to incur. The Company is not expecting to incur any restructuring expenses related to this plan in the future.
At August 31, 2006, accrued restructuring cost amounted to $15 for employee severance costs. As of August 31, 2006, approximately $1,928 had been charged against the restructuring reserve for employee severance costs. Management anticipates the accrual balance will be paid within twelve months from year end.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The following table represents the activity in the restructuring reserve by segment for the fiscal year ended August 31, 2006:

	August 31,			August 31,			August 31,
	2004			2005			2006
	Balance	Provision	Cost Paid	Balance	Provision	Cost Paid	Balance

United States — Closures & Corporate	$1,308	$1,406	$(1,905)	$809	$304	$(1,098)	$15
United States — CFT	—	301	(276)	25	—	(25)	—
Blow Mold Technology	23	253	(137)	139	95	(234)	—
Mexico	—	128	(128)	—	46	(46)	—
United Kingdom	—	82	(82)	—	88	(88)	—
Other	60	301	(231)	130	307	(437)	—

Total	$1,391	$2,471	$(2,759)	$1,103	$840	$(1,928)	$15

The Company incurred restructuring costs of $2,471, primarily relating to its U.S. Closures segment, during fiscal 2005 related to selling, general and administrative areas primarily in the corporate division and in various manufacturing divisions throughout the Company including PTI, Mexico, U.K., United States – Closures and Other. The amount of restructuring costs the Company incurred in fiscal 2005 approximated the amount that the Company was expecting to incur. The Company is not expecting to incur any restructuring expenses related to this plan in the future. At August 31, 2005, accrued restructuring cost amounted to $1,103 for employee severance costs. As of August 31, 2005, approximately $2,759 had been charged against the restructuring reserve for employee severance costs. Management anticipated the majority of the accrual balance to be paid within twelve months from year end.
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
5. Inventories:

August 31,	2006	2005

Raw materials	$12,546	$9,872
Work in process	1,154	656
Finished goods	9,236	9,943

Total Inventory	22,936	20,471
Less: Inventory reserve	(1,409)	(1,228)

Inventory — net	$21,527	$19,243

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
6. Property, plant and equipment:

August 31,	2006	2005

Assets (asset lives in years):
Buildings and land (35)	$10,551	$13,875
Machinery and equipment (5–10)	185,511	173,044
Leasehold improvements (10–20)	11,697	10,835

	207,759	197,754
Less accumulated depreciation	(135,636)	(120,621)

	$72,123	$77,133

Depreciation expense charged to operations was $14,888, $14,749 and $17,000 for fiscal 2006, 2005 and 2004, respectively.
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
On November 9, 2005, the Company sold the remaining building and land at its San Jose, California location for proceeds of $2,139 which resulted in a gain on sale of $366. Also, during the first quarter ended November 30, 2005, the Company disposed of equipment in its closed Sumter, South Carolina facility resulting in a loss of $148. On December 28, 2005, the Company sold its facility in Sumter, South Carolina for $904 which resulted in a gain on sale of $54. On January 13, 2006, the Company sold its facility located at 84 Fairmont Avenue, Woonsocket, Rhode Island for $1,084 which resulted in a gain on sale of $532, including a reduction in the gain of $28 during the third quarter due to the early termination of the leaseback transactions. The Company had sales of other assets that resulted in a gain of $117 for the year ended August 31, 2006 on proceeds of $299.
7. Goodwill and intangible assets:
The following table represents the activity in goodwill by segment for the fiscal year ended August 31, 2006:

			Foreign			Foreign
	August 31,		Currency	August 31,		Currency	August 31,
	2004 Balance	Impairment	Translation	2005 Balance	Impairment	Translation	2006 Balance

United States — Closures	$5,918	$—	$—	$5,918	$—	$—	$5,918
United States — CFT	9,163	—	—	9,163	(9,163)	—	—
Blow Mold Technology	3,392	—	358	3,750	—	282	4,032
Mexico	1,267	—	(107)	1,160	(1,155)	(5)	—
Other	85	—	—	85	—	—	85

Total Consolidated	$19,825	$—	$251	$20,076	$(10,318)	$277	$10,035

Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and performs its annual test at August 31st each year. The Company uses a two step approach when testing for impairment based on the EBITDA methodology. The Company will perform the calculation by using actual EBITDA and the plan EBITDA for the next fiscal year. Based on these two calculations the Company will review to determine if the assets are impaired. During the fourth quarter of fiscal 2006, the

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and Other, and used the discounted cash flows methodology for United States – CFT. Based on this review, the Company recorded an impairment loss during fiscal 2006 of $16,697 for United States – CFT and $1,154 for Mexico.
The components of the Company’s intangible assets are as follows:

	August 31, 2006		August 31, 2005
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Amortizable intangible assets:
Patents	$9,688	$(8,414)	$9,659	$(8,070)
Debt issuance costs	11,903	(4,996)	11,817	(3,347)
Customer relationships	2,600	(2,600)	2,600	(253)
Covenants not–to–compete	829	(829)	829	(571)
Technology	400	(400)	400	(156)
Other	1,718	(652)	714	(464)

Total amortizable intangible assets	27,138	(17,891)	26,019	(12,861)

Non-amortizable intangible assets:
Trademarks and tradename	5,000	(5,000)	5,000	—

Total intangible assets	$32,138	$(22,891)	$31,019	$(12,861)

The gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, at August 31, 2006 was $2,460 for fiscal 2006 and is estimated to be $2,275 for fiscal 2007, $2,127 in fiscal 2008, $1,660 in fiscal 2009, $1,483 in fiscal 2010, $1,482 in fiscal 2011 and $2,753 in the remaining fiscal years thereafter.
8. Debt:
Debt:

August 31,	2006	2005

Senior notes	$180,000	$180,000
Senior revolving credit facility	24,901	23,845
Capital lease obligations	—	10
Other	87	122

	204,988	203,977
Less: Current portion long–term debt	(30)	(44)

	$204,958	$203,933

Senior Notes:

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
Concurrently with the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Company entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”) (see Subsequent Events, Note 18, for information on the 9th Amendment of the senior secured credit facility increasing the loan limit to $60,000 and other changes). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness, (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500, (c) the Company no longer is required to maintain a minimum borrowing availability amount and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The Company was in compliance with the convenants of the senior secured credit facility at August 31, 2006. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. The June 29 Amendment allows a maximum of $7,000 to be added back to EBITDA for the Blackhawk Molding Company, Inc. litigation settlement. The October 19 Amendment increases the maximum loan limit under the credit facility from $50,000 to $60,000, with the amount in excess of $50,000 being based on the Company’s working capital/fixed asset borrowing base calculation. The October 19 Amendment also increases the amount of capital expenditures the Company is able to make each fiscal year from $13,500 to $16,500.The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2006 and beyond. However, if the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2006, the Bank Prime Loan rate and the LIBOR Loan rate were 8.25% and 5.45%, respectively. At August 31, 2006, the Company had approximately $21,058 available for borrowing under the credit facility under the borrowing base formula described above.
Capital lease obligations:
The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations:

August 31,	2006	2005

Equipment	$1,152	$1,152
Less accumulated depreciation	(663)	(545)

	$489	$607

Aggregate maturities of long–term debt:
The aggregate maturities of long–term debt as of August 31, 2006 were as follows:

Fiscal years ending August 31,
2007	$30
2008	25
2009	24,924
2010	9
2011	—
Thereafter	180,000

$204,988

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
9. Commitments and contingencies:
Legal:
On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4,000 on June 30, 2006, $500 per quarter for four quarters thereafter and $250 for the following four quarters. The Company has ample cash flow from operations and lines of credit to make these payments.
In the normal course of business, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability for any such pending actions in the ordinary course of business will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
At August 31, 2006, future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Fiscal years ending August 31,

2007	$3,797
2008	3,528
2009	3,460
2010	3,312
2011	3,013
Thereafter	13,530

$30,640

Rent expense for fiscal 2006, 2005 and 2004 totaled $4,058, $4,436 and $4,469, respectively.
10. Redeemable warrants:
The Company had two outstanding warrants to purchase shares of its Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to the Company. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of the Company’s common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180,000 in aggregate principal amount of its 8 1/4% Senior Notes due 2012 on January 23, 2004, the Company offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to the Company’s repurchase of 2,052,526 shares of its Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10,659 and the funds were paid on February 23, 2004. The Company recognized a loss of $1,639 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to the Company’s repurchase of 440,215 shares of its Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1,453 and the funds were paid on May 4, 2004. The Company recognized a loss of $228 on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of its common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10,245, which represented the estimated fair value of the instruments as determined by the Company’s management using the Black-Scholes pricing model. Prior to the redemption and in accordance with EITF Issue 00–19, changes in the price of the warrants of $57 was recognized as interest income during fiscal 2004.
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
All stock option plans:
At August 31, 2006, the Company had reserved 2,866,200, 3,500,000 and 5,000,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1988, 1994 and 2002 stock option plans, respectively. Under all three plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for non–statutory options and not less than 100% of the fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for incentive options, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Aggregate option activity is as follows:

		Options outstanding
	Available	Number of	Weighted average
	for grant	shares	exercise price
Balances, August 31, 2003	5,744,000	2,857,000	$4.99
Retirement of shares	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled	505,000	(505,000)	$4.97

Balances, August 31, 2004	6,249,000	2,352,000	$4.99
Retirement of shares	—	—
Granted	(62,000)	62,000	$5.80
Exercised	—	—	—
Canceled	884,000	(998,000)	$4.92

Balances, August 31, 2005	7,071,000	1,416,000	$5.08
Retirement of shares	(3,341,000)	—
Granted	(1,800,000)	1,800,000	$0.69
Exercised	—	(42,000)	$0.62
Canceled	664,000	(664,000)	$5.10

Balances, August 31, 2006	2,594,000	2,510,000

At August 31, 2006, 2005 and 2004, vested options to purchase approximately 1,762,000, 1,227,000 and 2,016,000 shares, respectively, were unexercised.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The following table summarizes information about fixed stock options outstanding at August 31, 2006:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual life	exercise	Number	exercise
Range of exercise prices	outstanding	(years)	price	exercisable	price

$0.62	1,708,000	9.0	$0.62	977,000	$0.62
$3.19	50,000	10.0	$3.19	33,000	$3.19
$5.00	674,000	6.01	$5.00	674,000	$5.00
$5.25-$6.25	78,000	6.94	$5.70	78,000	$5.70

	2,510,000			1,762,000

The value of each option grant estimated at the date of grant using the Black–Scholes pricing model with the following weighted average assumptions for grants in fiscal 2006:

2006

Risk–Free Interest Rate	4.61%
Expected Life	5 years
Volatility	30%
Dividend Yield	—

Using the Black-Scholes option pricing model, the weighted average fair value per share of those options granted in fiscal 2006 and 2005 was $0.15 and $4.92, respectively. There were no grants made during fiscal 2004.
12. Employee benefit plans:
The Company maintains a defined contribution plan. To be eligible, employees of the Company must be 21 or older and not covered by a collective bargaining agreement. Eligible employees may begin to defer amounts the first of the month following the month of hire, but do not receive a match from the Company until they have completed one year of service. Employer matching contributions amounted to approximately $188, $230 and $242 for the years ended August 31, 2006, 2005 and 2004, respectively.
In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. The ESPP was terminated effective December 31, 2003. Employees were able to participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP could not exceed $25 in any calendar year. The participant’s purchase price was 85% of the lower of the fair market value at the beginning or the end of the offering period. Shares purchased under the ESPP were issued by the Company once a year, at calendar year end. In fiscal 2004, 2,560 shares were issued to employees under the ESPP at an annual aggregate purchase price of $11. As of August 31, 2006, the Company had issued a total of 39,392 shares under the ESPP at an aggregate purchase price of $182. The Company did not recognize compensation expense related to the ESPP during fiscal 2005 and fiscal 2006.
13. Income taxes:
The source of income (loss) before tax expense:

	2006	2005	2004

Domestic loss before income taxes	$(31,258)	$(14,642)	$(25,714)
Foreign income before income taxes	6,015	6,818	6,116

(Loss) income before income taxes	$(25,243)	$(7,824)	$(19,598)

Income tax provision for fiscal 2006, 2005 and 2004 consisted of the following:

August 31,	2006	2005	2004

Current:
Federal	$—	$(222)	$(153)
State	—	(58)	(29)
Foreign	2,912	3,107	2,115

	2,912	2,827	1,933

Deferred:
Federal	334	667	(271)
State	—	—	1
Foreign	277	235	(470)

	611	902	(740)

	$3,523	$3,729	$1,193

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

Year ended August 31,	2006	2005	2004

Federal statutory rate (benefit)	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	—	(0.1)	(1.2)
Effects of foreign operations	1.3	11.0	(2.5)
Nondeductible expenses	—	0.8	(1.1)
Change in valuation allowance	48.8	70.0	45.0
Other	(2.1)	—	(0.1)

Effective income tax rate	14.0%	47.7%	6.1%

Full valuation allowances have been established against net deferred tax assets in the Company’s domestic jurisdictions in 2006, 2005 and 2004. In addition, the Company had reversed a valuation allowance in fiscal 2004 that was provided in prior years for its China operations as China had taxable income in 2004 and had utilized a portion of its net operating loss in 2004. However in 2005, the Company reestablished the valuation allowance for China as China had a taxable loss in 2005 and the net operating loss started to expire in 2006. The Company also established a valuation allowance in fiscal 2005 for Czech and Mexico.
The components of the net deferred tax liabilities are as follows:

August 31,	2006	2005

Deferred tax assets:
Federal and state credits	$3,874	$3,207
Accounts receivable	235	342
Inventories	124	146
Intangible assets	8,556	1,790
Net operating loss—foreign	3,516	2,581
Net operating loss—domestic	24,390	19,339
Accrued liabilities and other	1,730	2,071

Total gross assets	42,425	29,476
Less: valuation allowance	(36,138)	(23,815)

Total assets	6,287	5,661

Deferred tax liabilities:
Property, plant and equipment	6,559	5,641
Non amortizing intangibles and goodwill	1,000	667

Total liabilities	7,559	6,308

Net deferred tax (assets) liabilities	$1,272	$647

At August 31, 2006, the Company had a net operating loss carryforward of approximately $68,660 available to offset future U.S. federal income taxes that expire on various dates through August 31, 2024.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
14. Segment information:
The Company’s reportable operating businesses are organized primarily by geographic region and, in one case, by function. The Company’s United Kingdom and Mexico operations, as well as its Blow Mold Technology Division produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and CFT jars and closures. The Company’s China operations also produces plastic cutlery and plastic parts for the high-tech industry. During fiscal 2006, Portola Allied Tool operations were moved from Michigan to Pennsylvania. As a result of this move, Portola Allied Tool is no longer included in the Blow Mold Technologies segment; it is now a part of the Other segment data. The Blow Mold Technologies segment includes only the Canadian division. In the following tables all periods have been restated for this presentation. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, segments based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest, taxes, depreciation, amortization and amortization of debt issuance costs to its subsidiaries. Certain Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Revenue generating activities within “Other” includes equipment sales and geographical regions which meets neither the quantitative nor qualitative thresholds of the Company’s reportable segments. The accounting policies of the segments are consistent with those policies used by the Company as a whole.
The table below presents revenue information about reported segments for fiscal 2006, 2005 and 2004:

	2006	2005	2004

Revenues
United States — Closures and Corporate	$104,574	$102,289	$103,299
United States — CFT	26,042	26,608	27,759
Blow Mold Technology	48,400	43,928	34,874
United Kingdom	43,955	46,681	41,753
Mexico	20,558	18,930	16,047
China	13,884	9,700	5,647
Other	14,190	16,828	13,128

Total Consolidated	$271,603	$264,964	$242,507

Inter-segment revenues totaling $11,165, $14,575 and $12,237 have been eliminated from the segment totals presented above for fiscal 2006, 2005 and 2004, respectively.
The table below presents total asset information by reported segment for fiscal 2006, 2005 and 2004:

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	2006	2005	2004

United States — Closures and Corporate	$79,164	$86,426	$103,766
United States — CFT	16,899	35,502	37,270
Blow Mold Technology	17,825	17,701	9,958
United Kingdom	21,972	22,806	24,033
Mexico	9,397	9,570	7,224
China	6,237	4,400	3,137
Other	5,247	3,564	3,701

Total Assets	$156,741	$179,969	$189,089

The Company’s bonds are registered with the Securities and Exchange Commission and are publicly traded, but its stock is not registered or publicly traded. The Company has presented EBITDA as a measure of liquidity due to the fact that certain covenants governing our senior secured credit facility are tied to ratios and other calculations based on this measure. EBITDA does not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculation may not be comparable to a similarly entitled measure reported by other companies. Based on our industry and debt regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA is defined in our senior secured credit facility under which we are required to satisfy specified financial ratios and tests, including a borrowing base calculation, which take into account the product of trailing 12 month restricted EBITDA and we have to maintain EBITDA for any 12 month period ending the last fiscal day of each month of at least $17,500. Therefore, creditors, investors and analysts focus on EBITDA as a primary measure of the Company’s liquidity.
The table below presents the detail of EBITDA by segment for the years ended August 31, 2006, 2005 and 2004, respectively:

	United States –
	Closures &	United	Blow Mold	United
EBITDA	Corporate	States - CFT	Technology	Kingdom	Mexico	China	Other	Total

For the year ended August 31, 2006	$6,478	$1,978	$9,244	$6,334	$842	$2,505	$(324)	$27,057
For the year ended August 31, 2005	$9,371	$1,854	$6,407	$8,184	$652	$1,169	$(1,675)	$25,962
For the year ended August 31, 2004	$3,150	$2,013	$4,831	$7,592	$556	$1,012	$(2,131)	$17,023
The following table presents a reconciliation of EBITDA to net cash provided by operating activities for the years ended August 31, 2006, 2005 and 2004, respectively:

	For the Year	For the Year	For the Year
	Ended August	Ended August	Ended August
	31, 2006	31, 2005	31, 2004
EBITDA	$27,057	$25,962	$17,023

Interest expense	(17,101)	(16,439)	(15,843)
Tax expense	(3,523)	(3,729)	(1,193)
Deferred income taxes	611	902	(740)
Provision for doubtful accounts	194	645	263
Provision for restructuring	840	2,471	3,809
Loss (gain) on property and equipment dispositions	(893)	39	(1,582)
Fixed asset impairment charge	—	—	1,120
Loss on redemption of warrants	—	—	1,867
Other	(23)	(811)	(1,319)
Changes in working capital	2,414	(10,236)	(3,788)

Net cash provided by (used in) operating activities	$9,576	$(1,196)	$(383)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The table below presents revenues by product line for the fiscal 2006, 2005 and 2004:

	2006	2005	2004

Revenues:
Closures	$174,756	$175,216	$162,139
CFT	30,499	28,541	27,575
Bottles	45,627	41,525	31,948
Equipment	7,023	7,516	12,144
Other	13,698	12,166	8,701

Total	$271,603	$264,964	$242,507

One Canadian customer, Saputo, accounted for approximately 10% of total sales during fiscal 2006 and 5.6% of accounts receivable during fiscal 2006. During fiscal 2005 and 2004, there were no customers that accounted for 10% or more of total sales.
The following is a breakdown of revenue and long–lived assets by geographic region for and as of fiscal 2006, 2005 and 2004:

	2006	2005	2004

Revenue:
United States	$138,969	$137,580	$143,764
Foreign	132,634	127,384	98,743

Total	$271,603	$264,964	$242,507

Long–lived assets:
United States	$57,226	$69,959	$73,100
Canada	6,244	6,763	7,141
United Kingdom	7,990	9,093	11,282
China	2,941	3,155	2,616
Mexico	7,203	7,068	5,596
Other Foreign	2,191	2,295	2,021

Total	$83,795	$98,333	$101,756

15. Related party transactions:
The Company enters into certain related party transactions throughout the course of its business. In connection with the financing transactions related to the $180,000 offering of its 8 1/4% Senior Notes due 2012, the Company paid fees of $5,000 to JPMorgan Securities, Inc. (Robert Egan, one of the Company’s directors, is a senior advisor to JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1,178 to The Breckenridge Group (of which Larry Williams, one of the Company’s directors, is a principal), $368 to Tomlinson Zisko LLP and $30 to Timothy Tomlinson (one of the Company’s directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69 to Themistocles Michos (the Company’s Vice President, General Counsel and Secretary until August 17, 2005) for services rendered. The Company also repurchased a warrant from JPMorgan Partners for $10,659, resulting in the recognition of a loss totaling $1,639. In addition, the Company paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson, who resigned from the Board on February 29, 2004, was a member of the Company’s Audit Committee until February 29, 2004 and also served as a member of its Compensation Committee until October 2003.
In addition to a base salary of $12, the Company paid $84, $232 and $309 for fiscal 2006, 2005 and 2004, respectively, to Themistocles Michos, the Company’s former Vice President, General Counsel and Secretary, for legal services rendered and expense reimbursement.
The Company paid $146 and $638 in fiscal 2005 and 2004, respectively, to Tomlinson Zisko LLP for legal services rendered.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The Company paid $47 in fiscal 2004 to a corporation for management fees. Jack Watts, one of the Company’s directors and a significant shareholder of the Company is the sole shareholder of this corporation.
The Company had a note receivable from Mr. Watts at an interest rate equal to the Short Term Applicable Federal Rate and as of August 31, 2003, the balance due from Mr. Watts, including accrued and unpaid interest, amounted to $155. The principal and accrued interest was paid in May 2004.
The Company sold products to and performed certain services for its non-consolidated affiliated companies totaling approximately $6,867, $8,744 and $9,634 for fiscal 2006, 2005 and 2004, respectively. The Company had trade receivables due from these non-consolidated affiliated companies, which amounted to $2,055, $2,101 and $2,114 as of August 31, 2006, 2005 and 2004, respectively.
16. Supplemental cash flow disclosures:
The Company paid $16,821, $19,811 and $19,425 in interest during fiscal 2006, 2005 and 2004, respectively.
The Company paid $4,117, $2,248 and $3,166 in income taxes during fiscal 2006, 2005 and 2004, respectively.
During fiscal 2006 the Company had no write offs of fully amortized intangible assets. For fiscal 2005 and 2004, the Company wrote-off fully amortized intangible assets totaling approximately $360 and $392, respectively.
During fiscal 2004 the Company recorded a decrease in the value of stock purchase warrants of $57.
No equipment was purchased under capital leases during fiscal 2006, 2005 and 2004.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Balance Sheet
As of August 31, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$827	$1,270	$552	$—	$2,649
Accounts receivable, net	10,530	19,873	5,266	(1,693)	33,976
Inventories	7,921	11,583	2,023	—	21,527
Other current assets	1,059	1,449	1,714	—	4,222

Total current assets	20,337	34,175	9,555	(1,693)	62,374
Property, plant and equipment, net	37,042	30,847	4,250	(16)	72,123
Goodwill	5,917	4,118	—	—	10,035
Debt issuance costs	6,907	—	—	—	6,907
Trademarks	—	—	—	—	—
Customer relationship	—	—	—	—	—
Investment in subsidiaries	(2,115)	25,667	897	1,597	26,046
Common stock of subsidiary	(1,267)	(18,988)	(4,357)	—	(24,612)
Other assets	3,715	82	71	—	3,868

Total assets	$70,536	$75,901	$10,416	$(112)	$156,741

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,609	$11,587	$1,572	$(1,693)	$20,075
Intercompany (receivables) payables	(71,898)	61,138	10,804	(44)	—
Other current liabilities	10,518	2,530	726	505	14,279

Total current liabilities	(52,771)	75,255	13,102	(1,232)	34,354
Long-term debt, less current portion	204,900	—	58	—	204,958
Other long-term obligations	4,268	(127)	(851)	—	3,290

Total liabilities	156,397	75,128	12,309	(1,232)	242,602
Other equity (deficit)	6,227	517	(999)	482	6,227
Accumulated equity (deficit)	(92,088)	256	(894)	638	(92,088)

Total shareholders’ equity (deficit)	(85,861)	773	(1,893)	1,120	(85,861)

Total liabilities and equity (deficit)	$70,536	$75,901	$10,416	$(112)	$156,741

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Operations
For the fiscal year ended August 31, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$119,684	$140,420	$22,663	$(11,164)	$271,603
Cost of sales	95,395	124,281	16,854	(10,267)	226,263

Gross profit (loss)	24,289	16,139	5,809	(897)	45,340

Selling, general and administrative	15,125	6,678	3,232	(897)	24,138
Research and development	2,545	1,327	—	—	3,872
Gain on sale of assets	(336)	(557)	—	—	(893)
Goodwill impairment	—	17,851	—	—	17,851
Amortization of intangibles	558	288	—	—	846
Litigation settlement	7,000	—	—	—	7,000
Restructuring costs	309	531	—	—	840

(Loss) income from operations	(912)	(9,979)	2,577	—	(8,314)

Interest income	(1)	(44)	(8)	—	(53)
Interest expense	16,912	185	4	—	17,101
Amortization of debt issuance costs	1,614	—	—	—	1,614
Foreign currency transaction (gain) loss	(1,220)	(254)	30	—	(1,444)
Intercompany interest (income) expense	(5,133)	4,622	511	—	—
Other expense (income), net	15,435	67	(21)	(15,770)	(289)

(Loss) income before income taxes	(28,519)	(14,555)	2,061	15,770	(25,243)

Income tax expense	247	2,991	285	—	3,523

Net (loss) income	$(28,766)	$(17,546)	$1,776	$15,770	$(28,766)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Operations
For the fiscal year ended August 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$117,717	$140,275	$21,547	$(14,575)	$264,964
Cost of sales	94,294	120,761	18,951	(13,012)	220,994

Gross profit (loss)	23,423	19,514	2,596	(1,563)	43,970

Selling, general and administrative	17,995	7,834	3,986	(1,563)	28,252
Research and development	2,279	1,540	17	—	3,836
Gain on sale of assets	49	(26)	—	16	39
Amortization of intangibles	702	287	—	—	989
Restructuring costs	1,406	763	302	—	2,471

Income (loss) from operations	992	9,116	(1,709)	(16)	8,383

Interest income	(16)	(25)	(2)	—	(43)
Interest expense	16,369	71	(1)	—	16,439
Amortization of debt issuance costs	1,588	21	—	—	1,609
Foreign currency transaction (gain) loss	(433)	(1,112)	22	—	(1,523)
Intercompany interest (income) expense	(4,197)	3,781	416	—	—
Other (income) expense, net	(1,153)	252	38	588	(275)

(Loss) income before income taxes	(11,166)	6,128	(2,182)	(604)	(7,824)

Income tax expense	387	2,622	720	—	3,729

Net (loss) income	$(11,553)	$3,506	$(2,902)	$(604)	$(11,553)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Cash Flows
For the fiscal year ended August 31, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$5,680	$3,407	$489	$—	$9,576

Additions to property, plant and equipment	(8,808)	(4,019)	(572)	—	(13,399)
Proceeds from the sale of property, plant and equipment	3,303	1,123	—	—	4,426
Other	(655)	(3)	(45)	—	(703)

Net used in investing activities	(6,160)	(2,899)	(617)	—	(9,676)

Borrowings under revolver, net	1,055	—	—	—	1,055
Other	(136)	(103)	(28)	—	(267)

Net cash provided by (used in) financing activities	919	(103)	(28)	—	788

Effect of exchange rate changes on cash	—	8	(10)	—	(2)

Increase / (decrease) in cash	439	413	(166)	—	686

Cash and cash equivalents at beginning of year	288	857	718	—	1,863

Cash and cash equivalents at end of year	$727	$1,270	$552	$—	$2,549

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Cash Flows
For the fiscal year ended August 31, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$(11,797)	$9,947	$654	$—	$(1,196)

Additions to property, plant and equipment	(6,957)	(4,159)	(1,694)	317	(12,493)
Proceeds from the sale of property, plant and equipment	(35)	68	—	—	33
Other	7,616	(7,890)	59	(317)	(532)

Net provided by (cash used) in investing activities	624	(11,981)	(1,635)	—	(12,992)

Borrowings under revolver, net	4,496	—	—	—	4,496
Other	(990)	—	45	—	(945)

Net cash provided by financing activities	3,506	—	45	—	3,551

Effect of exchange rate changes on cash	—	183	68	—	251

Decrease in cash	(7,667)	(1,851)	(868)	—	(10,386)

Cash and cash equivalents at beginning of year	7,955	2,708	1,586	—	12,249

Cash and cash equivalents at end of year	$288	$857	$718	$—	$1,863

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
18. Subsequent events:
On October 19, 2006, the Company entered into a 9th Amendment of its senior secured credit facility, which increased the maximum loan limit under the credit facility from $50,000 to $60,000 with the amount in excess of $50,000 being based on the Company’s working capital/fixed asset borrowing base calculation. The 9th Amendment also increased the amount of capital expenditures the Company is able to make each fiscal year from $13,500 to $16,500. Under the Company’s 8 1/4% Senior Notes all of the Company’s subsidiaries, except Portola Packaging (ANZ) Limited are restricted subsidiaries and pursuant to the 9th Amendment they are also restricted subsidiaries under the Company’s senior secured credit facility.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     PricewaterhouseCoopers, LLP (“PWC”) were previously the principal accountants for Portola Packaging, Inc. (the “Company”). On February 13, 2006 the Audit Committee of the Board of Directors authorized the Company’s senior management to solicit proposals from various accounting firms to provide audit and related services for the Company’s fiscal year ended August 31, 2006. The decision resulted from the Audit Committee’s concerns about the increasing costs of such services. On June 26, 2006 the Audit Committee dismissed PWC as the Company’s principal accountants and appointed BDO Seidman, LLP (“BDO”) to be the Company’s principal accountants for the fiscal year ended August 31, 2006. PWC will consider continuing to perform tax services for the Company.
     PWC’s report on the Company’s financial statements for the fiscal years ended August 31, 2004 and 2005 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
     During the fiscal years ended August 31, 2004 and 2005 and through June 26, 2006, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to PWC’s satisfaction would have caused PWC to make reference thereto in connection with PWC’s reports on the financial statements for such fiscal years.
     The Company is restating its second fiscal quarter to record a $1.5 million loss contingency because the Company offered to settle the Blackhawk litigation by paying $1.5 million and will consider the effects of this decision on its internal controls.
     The Audit Committee of the Board of Directors has authorized PWC to respond fully to any inquiries the successor accountants, BDO Seidman, may have.
     The Company provided PWC with a copy of this Form 8-K prior to its filing with the Securities and Exchange Commission and requested that PWC furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made above and, if not, stating the respects in which it does not agree. A copy of PWC’s letter, which the Company disagrees with, is included as Exhibit 16.01 to this form 10-K.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended August 31, 2006, there were no significant changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
     Not applicable.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Management
     Our directors and executive officers and their ages as of November 20, 2006 are as follows:

Name	Age	Title
Brian J. Bauerbach	41	Director, President, Chief Executive Officer
Michael T. Morefield	50	Senior Executive Vice President and Chief Financial Officer
Richard D. Lohrman	53	Vice President, Engineering/R&D
Kim Wehrenberg	54	Vice President, General Counsel and Secretary
Jeff Swoyer	53	Vice President, Human Resources
Martin Imbler(1)(2)	58	Chairman of the Board
Jack Watts	58	Director
Robert Egan(1)	42	Director
Larry C. Williams	57	Director
Debra Leipman-Yale(2)	50	Director
Richard Cross	58	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.
     Brian J. Bauerbach joined Portola as our Chief Operating Officer on January 11, 2005 and was named President and Chief Executive Officer on April 20, 2005. Mr. Bauerbach was elected as a director on February 14, 2006. Prior to joining Portola, Mr. Bauerbach spent over 17 years with Alcoa Corporation, a manufacturer of aluminum and aluminum products. From 2000 until 2002 he was Vice President of North American Operations for Closure Systems International and then served as General Manager of Alcoa’s Flexible Packaging division.
     Michael T. Morefield has been our Senior Vice President and Chief Financial Officer since October 2004 and was also named Senior Executive Vice President in 2006. He has over twenty-five years of global experience in finance, accounting, administration and general management. Most recently, Mr. Morefield was Chief Financial Officer for Exelon Services, a subsidiary of the Fortune 500 company Exelon Inc., a provider of energy services. From 1999 to 2002, he was Vice President and Chief Financial Officer for United Plastics Group Inc., a global plastic injection molding manufacturer servicing the electronics, consumer, medical and automotive industries. Prior to that, he held CFO positions for a number of multinational manufacturing companies including Schmalbach-Lubeca Holdings, Inc., White Cap, Inc. and Toyoda Machinery USA Inc.
     Richard D. Lohrman has been our Vice President, Engineering/R&D since July 2002. Prior to joining Portola, Mr. Lohrman was Manager of Technology for the Closure and Specialty group of Owens–Illinois, a producer of glass and plastic packaging from 1996 to 2002. Mr. Lohrman also held a Vice President position in R&D for Zeller Plastik, Inc., a manufacturer of closures and dispensing systems owned by Crown Cork and Seal and was Vice President of Manufacturing for Betts Packaging.
     Kim Wehrenberg joined Portola as Vice President, General Counsel and Secretary on August 17, 2005. Prior to joining Portola Mr. Wehrenberg co-founded in 2004 Quaestor Equity Partners, LLC a private equity investment company. Prior to that, he served for 17 years as Vice President, General Counsel and Secretary of Federal Signal Corporation, a diversified New York Stock Exchange listed manufacturer, including tools for the packaging industry.
     Jeffrey Swoyer joined Portola on December 1, 2005 as Vice President, Human Resources. Prior to joining Portola, he was Vice President, Human Resources for Regal Beloit Corporation, a manufacturer of motion control and power generation equipment for three months and prior to Beloit, he served as Vice President, Human Resources for several divisions of Alcoa Corporation since 1999.
     Martin Imbler has been one of our directors since June 2003 and was elected Chairman of the Board in June 2005. Mr. Imbler is currently Chairman and co–founder of Riverbend Capital Resources Corporation an investment company. Prior to founding Riverbend in 2002, Mr. Imbler was President and Chief Executive Officer of Berry Plastics Corporation, a manufacturer of proprietary plastic packaging, a position he held from 1991 until 2002. From 1987 to 1991, Mr. Imbler was President and CEO of Risdon Corporation, a manufacturer of metal and plastic packaging for the cosmetics industry. From 1973 to 1987, he held various executive positions with American Can Company, Conrail, Gulf Oil and The Boston Consulting Group. Previously, he was a Captain in the U.S. Army.
     Jack L. Watts was our Chairman of the Board and Chief Executive Officer from 1986 to 2005. He continues to serve as one of our directors. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.
     Robert Egan has been one our directors since June 2003. Mr. Egan is a Partner of J.P.Morgan Entertainment Partners (JPMEP) and a Senior Advisor to J.P.Morgan Partners. J.P.Morgan Partners is one of the largest private equity funds in the world. Previous to JPMEP, Mr. Egan was the President of Hudson River Capital LLC, a private equity fund that focused on investments in middle market companies. Prior to Hudson, Mr. Egan was a Principal and founding member of Chase Capital Partners, a predecessor to J.P.Morgan Partners. In addition, Mr. Egan has served as a Vice President of The Chase Manhattan Bank’s Merchant Banking Group.
     Larry C. Williams has been one of our directors since January 1989. He co–founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.
     Debra Leipman-Yale has been one of our directors since August 2004. Ms. Yale has over twenty-five years of experience in marketing and general management of cosmetic, fragrance and toiletry products. She served as Executive Vice President of Revlon, Inc., a cosmetics company from 2002 through 2003. Prior to her position at Revlon Inc., she held senior positions at Clairol, Inc., a division of Bristol-Myers Squibb from 1983 to 2002, including serving as President of Clairol International.
     Richard Cross was elected as one of our directors on August 24, 2006. Mr. Cross has served as Chairman and Chief Executive Officer of CARSTAR Incorporated and CARSTAR Franchising Systems, Inc., a franchisor of automobile collision shops since October 2004. Prior to that, he served as Managing Director of D. Cross Partnership, Ltd. from August 2001 to January 2004. Prior to that he served as President of Spalding and Slyer, Inc. a full service real estate company from September 1998 to August 2001.
     Each director listed above was elected at our Annual Meeting of Shareholders held in February 2006, except for Mr. Cross who was elected on August 24, 2006, and each will serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal.
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

Item 11. EXECUTIVE COMPENSATION
Executive Compensation
     The following table summarizes all compensation awarded to, earned by or paid for services rendered to us in all capacities during fiscal 2006, 2005 and 2004 by our Chief Executive Officer during fiscal 2006 and our four other most highly compensated executive officers who were serving in such capacity at the end of fiscal 2006 and one additional individual who would have been one of the four most highly compensated executives if he had remained an executive officer as of the end of fiscal 2006 (together, the “Named Officers”).
Summary compensation table

					Long–term
					compensation
					awards
					Securities
	Annual compensation			Other annual	underlying	All other
Name and principal position	Year	Salary	Bonus(1)	compensation	options	compensation
Brian J. Bauerbach (2)	2006	$258,394	$123,255	$—	400,000	$6,776
President and	2005	144,106	117,500	—	—	94,814
Chief Executive Officer	2004	—	—	—	—	—
Michael T. Morefield (3)	2006	227,044	107,278	—	175,000	—
Senior Executive Vice President and	2005	186,344	63,000	—	—	—
Chief Financial Officer	2004	—	—	—	—	—
Richard D. Lohrman	2006	187,615	51,767	—	125,000	—
Vice President, Engineering/R&D	2005	185,000	15,000	—	—	—
	2004	188,750	32,083	—	—	—
Kim Wehrenberg (4)	2006	200,678	55,328	—	125,000	—
Vice President, General Counsel and Secretary	2005	7,692	—	—	—	—
	2004	—	—	—	—	—
Jeffrey Swoyer (5)	2006	136,654	57,000	—	125,000	—
Vice President, Human Resources	2005	—	—	—	—	—
	2004	—	—	—	—	—
M. Craig Akins (6)	2006	185,289	—	—	—	—
Vice President, Strategic Sales	2005	205,001	—	—	—	—
	2004	204,231	—	—	—	—

(1)	With respect to each fiscal year, bonuses are accrued each quarter for services rendered during the quarter and are generally paid within ninety days after the year has ended.

(2)	Mr. Bauerbach became Chief Operating Officer on January 11, 2005 and President and Chief Executive Officer on April 20, 2005. Mr. Bauerbach received a signing bonus of $75,000, which is reflected in all other compensation. Mr. Bauerbach received reimbursement for moving expenses of $19,814 reflected in all other compensation.

(3)	Mr. Morefield became Senior Vice President and Chief Financial Officer on October 4, 2004.

(4)	Mr. Wehrenberg became our Vice President, General Counsel and Secretary on August 17, 2005.

(5)	Mr. Swoyer became our Vice President, Human Resources on December 1, 2005.

(6)	Mr. Akins resigned from the Company effective June 30, 2006.

		Option Grants in 2006 Fiscal Year
					Potential Realizable Value at
					Assumed Annual Rates of Stock Price
		Individual Grants			Appreciation for Option Term
(a)	(b)	(c)	(d)	(e)	(f)	(g)
	Number of	Percentage of Total
	Securities	Options Granted to	Exercise
	Underlying Options	Employees in Fiscal	of Base
Name	Granted (#)	Year 2006	Price ($/Sh)	Expiration Date	5% for 10 years	10% for 10 years

Brian Bauerbach	400,000	27%	$0.62	2/14/16	$156,000	$396,000
Michael Morefield	175,000	12%	0.62	2/14/16	68,250	173,250
Richard Lohrman	125,000	8%	0.62	2/14/16	48,750	123,750
Kim Wehrenberg	125,000	8%	0.62	2/14/16	48,750	123,750
Jeffrey Swoyer	125,000	8%	0.62	2/14/16	48,750	123,750
Craig Akins	—	—	—	N/A	—	—
Aggregated option exercises in fiscal 2006 and fiscal year end option values

	Shares		Number of securities		Value of unexercised
	acquired		underlying unexercised		in–the–money options at
	on	Value	options at August 31, 2006		August 31, 2006(1)
Name	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Brian J. Bauerbach	—	n/a	160,000	240,000	$473,600	710,400
Michael T. Morefield	—	n/a	116,667	58,333	$345,334	172,666
Richard D. Lohrman	—	n/a	158,333	41,667	246,668	123,334
Kim Wehrenberg	41,666	n/a	41,667	41,667	123,334	123,334
Jeffrey Swoyer	—	n/a	41,667	83,333	123,334	246,666
M. Craig Akins	—	n/a	110,000	—	—	—

(1)	Based on a price of $3.58 calculated in accordance with the Board of Directors methodology using a multiple of EBITDA less indebtedness.
Director compensation
     Directors receive quarterly retainers of $4,250 for Board service and $2,000 for attendance per Board meeting. Compensation Committee members receive a quarterly retainer of $1,000 and Audit Committee members receive a retainer of $2,250 per quarter. The Chairman also receives an additional retainer of $4,250 per quarter. Brian Bauerbach, President and CEO, does not receive any compensation as a director.
Employment and change of control arrangements
     Certain of the stock option agreements entered into pursuant to the 2002 Stock Option Plan and the 1994 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a “change in control,” as defined in such stock option agreements. In this regard, the stock options granted during fiscal 2006, 2002 or 2001 to all of the directors and executive officers, provide for acceleration of vesting upon a change in control of Portola. Stock options granted to certain of these individuals in prior fiscal years also provide for acceleration of vesting upon a change in control.
     Mr. Bauerbach has an employment agreement that provides for a base salary of $270,000 and a bonus of 50% of base salary upon attainment of certain business goals. He also received a $75,000 signing bonus and standard moving expenses in fiscal 2005. He is entitled to payment of one year of severance if his employment is terminated without cause prior to August 31, 2007. Mr. Morefield has an employment agreement that provides for a base salary of $235,000 and a bonus of 50% of base salary upon attainment of certain business goals. He is entitled to payment of one year’s salary if his employment is terminated without cause.

Compensation Committee interlocks and insider participation
     The members of the Compensation Committee of our Board of Directors for fiscal year 2006 were Martin Imbler and Robert Egan.
     For a description of transactions between us and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this Report on Form 10–K.
Board Compensation Committee report on executive compensation
     The Compensation Committee of the Board of Directors is responsible for establishing the base salary for the Chief Executive Officer and incentive cash bonus programs for our executive officers and administering certain other compensation programs for such individuals, subject in each instance to approval by the full Board. The Compensation Committee also has the responsibility for the administration of our stock option plans.
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

Several of the more important factors that the Compensation Committee considers for the components of each executive officer’s compensation package for fiscal 2006 are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.
a)	Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry and internal comparability considerations. The weight given to each of these factors differs from individual to individual. In selecting comparable companies for the purposes of maintaining competitive compensation, many factors are considered, including geographic location, growth rate, annual revenue and profitability and market capitalization. Companies outside the industry that may compete with us in recruiting executive talent are also considered.

b)	Annual Incentive Compensation. Bonuses are earned by each executive officer primarily on the basis of our achievements of certain corporate financial performance goals established for each fiscal year. For fiscal 2006, the criteria for determination of payment of bonuses were based on our EBITDA performance net of capital expenditures relative to the target established by the Compensation Committee. Based upon the achievement of these targets, bonuses were paid to the Named Officers for fiscal 2006 at a rate of 91% of their targets. The target bonus for Named Officers range from 30% to 50% of base salary for fiscal 2006.
c)	Long–Term Compensation. Long–term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share (the Board established price on the grant date) over a specified period of time (up to ten years). The fixed price per share for options held by our executive officers is 100% of fair market value at the date of issuance. Options granted in 2006 generally become exercisable at the rate of one-third immediately and one-thrid on each August 31st after the date of the grant, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide the maximum return to the executive officer only if the executive officer remains employed by us for the five–year vesting period, and then only if the Board established price of the underlying shares of common stock appreciates over the option term. The number of shares of common stock subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position with us, the base salary associated with that position, the average size of comparable awards made to executive officer’s in similar positions within the industry, the executive officer’s potential for increased responsibility and promotion over the option term, and the executive officer’s personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. The Compensation Committee also vested all previously granted options to all employees, including executive officers, which were priced significantly above the fair market value at the time of vesting in order to avoid future earnings charges due to changes in the accounting rules for stock options.
3.	Compensation of the Chief Executive Officer.

The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Brian J. Bauerbach’s base salary for fiscal 2006 was approximately $270,000. Mr. Bauerbach’s base salary was established in part by comparing the base salaries of Chief Operating Officers at other companies of similar size. Mr. Bauerbach earned a bonus of $123,255 during fiscal 2006 based on performance and comparable industry rates of compensation.

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

/s/ Martin Imbler
Martin Imbler
Compensation Committee Member

/s/ Robert Egan
Robert Egan
Compensation Committee Member

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information with respect to beneficial ownership of each class of our voting securities as of November 20, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. Our equity securities are privately held and no class of our voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

	Shares of Class A		Shares of Class B
	common stock		common stock
	beneficially owned(1)		beneficially owned(2)
Name of beneficial owner	Number(3)	Percent(3)	Number(3)	Percent(3)
Suez Equity Investors, L.P.(4)	2,134,992	100.0%	—	—
SEI Associates(4)	2,134,992	100.0	—	—
Robert Egan(5)	—	—	2,421,381	24.7%
J.P. Morgan Partners 23A (formerly Chase Manhattan
Capital
Corporation)(6)	—	—	2,388,048	24.4
Jack L. Watts(7)	—	—	3,357,779	34.3
Gary L. Barry(8)	—	—	607,965	6.2
Brian J. Bauerbach (9)	—	—	266,000	2.5
Michael T. Morefield (10)	—	—	116,667	1.2
Kim Wehrenberg (11)	—	—	83,332	*
M. Craig Akins	—	—	—	—
Larry C. Williams(12)	—	—	125,275	1.3
Richard Lohrman(13)	—	—	158,333	1.6
Martin Imbler(14)	—	—	80,833	*
Debra Leipman-Yale(15)	—	—	53,333	*
Jeff Swoyer (16)	—	—	41,666	*
Richard Cross (17)	—	—	33,333	*
All executive officers and directors as a group (12 persons)(18)	—	—	6,737,932	63.9%

*	Less than 1%

(1)	As of November 20, 2006, there were 2,134,992 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is non–voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10.0 million or there is a capital reorganization or reclassification of our capital stock. See Note 12 of Notes to Consolidated Financial Statements.

(2)	As of November 20, 2006, there were 9,796,446 shares of Class B Common Stock issued and outstanding, consisting of 8,626,051 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. The Class B Common Stock, Series 1 carry voting rights of one vote per share. Holders of Class B Common Stock, Series 2 have a number of votes equal to the number of shares of Class B Common Stock, Series 1 into which such holder’s shares of Class B Common Stock, Series 2 is then convertible. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of our assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into that number of shares of Class B Common Stock, Series 1 that results from dividing the Conversion Price (as defined in our certificate of incorporation) by $1.75 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which Portola is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. See Note 11 of Notes to Consolidated Financial Statements.

(3)	In accordance with the rules of the SEC, shares are beneficially owned by the person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock issuable upon exercise of outstanding options identified in the footnotes to this table and exercisable on November 17, 2006 or within 60 days thereafter are included, and deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Represents 2,028,242 shares held by Suez Equity Investors, L.P. and 106,750 shares held by SEI Associates, an affiliate of Suez Equity Investors, L.P. The address of both Suez Equity Investors, L.P. and SEI associates is 712 5th Avenue, 24th Floor, New York, New York 10019.

(5)	Mr. Egan is a principal of JPMorgan Partners (formerly Chase Capital Partners), an affiliate of JPMorgan Partners 23A (formerly Chase Manhattan Capital Corporation). Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by JPMorgan Partners 23A and affiliates (of which 149,047 shares are held by Archery Partners and 99,800 shares held by Baseball Partners) and 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of November 20, 2006, and (ii) 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners 23A and 33,333 options held by Mr. Egan that are exercisable within 60 days of November 20, 2006. Also includes 726,095 shares of Class B Common Stock, Series 2 held of record by JPMorgan Partners 23A, 39,620 shares of Class B Common Stock, Series 2 held of record by Archery Partners and 50,000 shares of Class B Common Stock, Series 2 held of record by Baseball Partners, both affiliates of JPMorgan Partners 23A. Mr. Egan disclaims beneficial ownership of the 1,569,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners 23A and affiliates, and the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners 23A and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 10,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of November 20, 2006 and (b) 9,000 shares subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of November 20, 2006. With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JPMorgan Partners 23A. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	Includes 2,889,972 shares held by Mr. Watts individually, 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 10,000 shares held of record by the Watts Family Foundation, of which Mr. Watts is the President and a Trustee. Also includes 33,333 shares subject to options that are exercisable within 60 days of November 20, 2006. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ address is 63 Camino Por Las Arboles, Atherton, CA 94029.

(8)	Mr. Barry’s address is 885 Portola Road, Portola Valley, California 94028.

(9)	Includes 266,000 shares subject to options that are exercisable within 60 days of November 20, 2006. Mr. Bauerbach’s address is 951 Douglas Road, Batavia, IL 60510.

(10)	Includes 116,666 shares subject to options that are exercisable within 60 days of November 20, 2006. Mr. Morefield’s address is 951 Douglas Road, Batavia, IL 60510.

(11)	Includes 41,667 shares subject to options that are exercisable within 60 days of November 20, 2006. Mr. Wehrenberg’s address is 951 Douglas Road, Batavia, IL 60510.

(12)	Includes 73,333 shares subject to options that are exercisable within 60 days of November 20, 2006. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(13)	Includes 158,333 shares subject to options that are exercisable within 60 days of November 20, 2006. Mr. Lohrman’s address is 951 Douglas Road, Batavia, IL 60510.

(14)	Includes 60,833 shares subject to options that are exercisable within 60 days of November 20, 2006. Mr. Imbler’s address is 5901 Lincoln Avenue, Evansville, IN 47715.

(15)	Includes 53,333 shares subject to options that are exercisable within 60 days of November 20, 2006. Ms. Leipman-Yale’s address is 18 Fawn Lane, Armonk, NY 10504.

(16)	Includes 41,666 shares subject to options that are exercisable within 60 days of November 20, 2006. Mr. Swoyer’s address is 951 Douglas Road, Batavia, IL 60510.

(17)	Includes 33,333 shares subject to options that are exercisable within 60 days of November 20, 2006. Mr. Cross’s address is 209 Union Wharf, Boston, MA 02105.

(18)	Includes the shares shown in footnotes 5, 7 and 9 through 13. Includes 911,833 shares subject to options that are exercisable within 60 days of November 20, 2006.
Equity compensation plan information

Year Ended August 31, 2006
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance Under Equity
	Exercise of	Outstanding Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights(a)	Rights(b)	Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	2,510,534	$1.98	2,593,600

(1)	All such plans involve only our Class B, Series 1 Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with officers and directors
     In addition to a base salary of $12,000, we incurred fees of $77,000 and expenses of approximately $6,500 in fiscal 2006 to our former Vice President, General Counsel and Secretary, Themistocles G. Michos, for legal services rendered.
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
     The aggregate fees billed by PricewaterhouseCoopers LLP to consent to the inclusion of their audit report on our consolidated financial statements as of August 31, 2005 and for each of the two years in the period ended August 31, 2005, for filing on Form 10-K, the reviews of our financial statements included in our quarterly reports on Form 10-Q, their opinion for our annual report on Form 10-K for fiscal 2005 and related required regulatory filings were approximately $219,500 and $469,000 for the years ended August 31, 2006 and 2005, respectively.
     The aggregate fees billed by BDO Seidman, LLP for the audit of our financial statements included in our annual report on Form 10-K for fiscal year 2006, the reviews of our financial statements included in our quarterly reports on Form 10-Q and related required regulatory filings were approximately $473,250 for the year ended August 31, 2006.
Audit Related Fees
     There were no audit related fees for fiscal 2006 and 2005, respectively.
Tax Fees
     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by PricewaterhouseCoopers LLP were approximately $115,000 and $93,000 for the years ended August 31, 2006 and 2005, respectively.
All Other Fees
     There were no aggregate fees billed for any other non-audit services for the years ended August 31, 2006 and 2005.
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

Page in
Form 10-K
Schedule II—Valuation and Qualifying Accounts	94
     All other schedules are omitted because they are not applicable or the required information is shown on the consolidated financial statements or notes thereto.
     (a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

Exhibit
Number	Exhibit Title
10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)*

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23) *

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

Exhibit
Number	Exhibit Title
10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield (30) *

10.27	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among the Registrant and General Electric Capital Corporation (31)

10.28	Option to Renew (32)

10.29	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and the Registrant (33)

10.30	Lease between Cabot Industrial Properties, L.P., Landlord, and the Registrant, Tenant (34)

10.31	Employment Agreement with Brian J. Bauerbach (35) *

10.32	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of June 21, 2005, by and between the Registrant and General Electric Capital Corporation (36)

10.33	Severance Agreement with Jack L. Watts *

14.01	Corporate Code of Ethics (37)

16.01	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission

21.01	Subsidiaries of the Registrant

23.01	Consent of BDO Seidman LLP

23.02	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, and Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4/A (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S-4 (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(31)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.28 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on April 19, 2005.

(36)	Incorporated herein by reference to exhibit 99.01 included in the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2005.

(37)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC.,
a Delaware corporation

	By:	/s/ Michael T. Morefield

Michael T. Morefield
November 20, 2006		Senior Executive Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

November 20, 2006	By:	/s/ BRIAN J. BAUERBACH

Brian J. Bauerbach
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER

November 20, 2006	By:	/s/ MICHAEL T. MOREFIELD

Michael T. Morefield
Senior Executive Vice President and Chief Financial Officer

DIRECTORS

November 20, 2006	By:	/s/ MARTIN IMBLER

Martin Imbler

November 20, 2006	By:	/s/ ROBERT EGAN

Robert Egan

November 20, 2006	By:	/s/ JACK L. WATTS

Jack L. Watts

November 20, 2006	By:	/s/ LARRY C. WILLIAMS

Larry C. Williams

November 20, 2006	By:	/s/ DEBRA LEIPMAN-YALE

Debra Leipman-Yale

November 20, 2006	By:	/s/ RICHARD CROSS

Richard Cross

November 20, 2006	By:	/s/ BRIAN J. BAUERBACH

Brian J. Bauerbach

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
     We have not sent to our security holders either (1) an annual report covering fiscal 2006 or (2) any proxy materials with respect to an annual or special meeting of our security holders. To the extent that we send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10-K, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Charged to Costs		Deductions From	Other	Ending
Doubtful Accounts	Balance	and Expenses	Recoveries	Reserves(1)	Adjustments	Balance
August 31, 2006	1,601	859	(24)	1,027	—	1,409
August 31, 2005	1,204	792	(24)	371	—	1,601
August 31, 2004	1,244	432	(50)	422	—	1,204

Allowance for Investment
In/Advances to	Beginning	Charged to Costs		Deductions From	Other	Ending
Unconsolidated Affiliates	Balance	and Expenses	Recoveries	Reserves	Adjustments	Balance
August 31, 2006	—	—	—	—	—	—
August 31, 2005	—	—	—	—	—	—
August 31, 2004	—	—	—	—	—	—

					Other
Allowance for Inventory	Beginning	Charged to Costs		Deductions From	Adjustments	Ending
Valuation	Balance	and Expenses	Recoveries	Reserves(2)	(3)	Balance
August 31, 2006	1,228	1,269	—	1,087	(1)	1,409
August 31, 2005	1,408	1,021	—	1,202	1	1,228
August 31, 2004	266	1,669	—	527	—	1,408

Deferred Tax	Beginning	Charged to Costs		Deductions from	Other	Ending
Valuation Allowance	Balance	and Expenses	Recoveries	Reserves	Adjustments	Balance
August 31, 2006	23,815	12,323	—	—	—	36,138
August 31, 2005	16,318	7,497	—	—	—	23,815
August 31, 2004	3,989	13,076	—	747	—	16,318

(1)	Represents uncollected accounts charged against the allowance

(2)	Represents scrapped inventory and other charges against the reserve

(3)	Represents foreign currency translation adjustments

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.01	Certificate of Incorporation (filed with Secretary of State of Delaware on April 29, 1994, as amended and filed with Secretary of State of Delaware on October 4, 1995)(1)

3.02	Bylaws(2)

4.01	Indenture, dated as of January 23, 2004, by and among the Registrant, the Subsidiary Guarantors listed thereto and U.S. Bank National Association, as trustee (including form of Note)(3)

4.02	Form of Stock Certificate evidencing ownership of Registrant’s Class B Common Stock, Series 1(4)

10.01	Shareholders Agreement, dated as of June 23, 1988, by and among the Registrant, Chase Manhattan Investment Holdings, Inc. and certain shareholders and warrant holders, amended by Amendment to Shareholders Agreement, dated as of May 23, 1989, further amended by Second Amendment to Shareholders Agreement, dated November 29, 1989, and further amended by Amendment to Shareholders Agreement, dated as of June 30, 1994(5)*

10.02	Shareholders Agreement, dated as of June 30, 1994, by and among the Registrant, Chase Manhattan Capital Corporation, and certain shareholders and warrant holders(6)*

10.03	First Offer Agreement, dated as of October 17, 1990, by and among the Registrant, Chase Manhattan Investment Holdings, Inc., Chase Manhattan Capital Corporation and Robert Fleming Nominees, Ltd., as amended by Amendment to First Offer Agreement, dated as of June 30, 1994(7)

10.04	Director’s Agreement, dated September 1, 1989, by and between the Registrant and Larry C. Williams, as amended by Amendment to Director’s Agreement, dated January 16, 1990 and Amendment Number Two to Director’s Agreement, dated August 31, 1991(8)*

10.05	Stock Purchase Agreement, dated October 17, 1990, by and among the Registrant, Robert Fleming Nominees, Ltd., Jack Watts, John Lemons and LJL Cordovan Partners(9)*

10.06	Stock Purchase Agreement, dated as of June 30, 1994, by and among the Registrant, Jack L. Watts, LJL Cordovan Partners, Robert Fleming Nominees, Ltd., Chase Manhattan Capital Corporation and certain other selling shareholders(10)*

10.07	Form of Subscription Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Subscription Agreement utilized by the Registrant for certain officers and directors of the Registrant)(11)*

10.08	Form of Indemnification Agreement by and between the Registrant and the related director or officer (said form being substantially similar to the form of Indemnification Agreement utilized by the Registrant for certain officers and directors of the Registrant)(12)*

10.09	Stock Purchase Agreement, dated as of June 9, 1995, by and among the Registrant, Oakley T. Hayden Corp., Lyn Leigers as Executor of the Estate of Oakley T. Hayden, Chase Manhattan Capital Corporation and Heller Financial, Inc.(13)*

10.10	Stock Purchase Agreement, dated October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(14)*

10.11	Amendment to Investors’ Rights Agreements, dated as of October 10, 1995, by and among the Registrant, Jack L. Watts, John L. Lemons, Mary Ann Lemons, LJL Cordovan Partners, L.P., Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P., SEI Associates and Chase Manhattan Capital Corporation(15)*

Exhibit
Number	Exhibit Title
10.12	Third Amended and Restated Registration Rights Agreement, dated as of October 10, 1995, by and among the Registrant, Heller Financial, Inc., Chase Manhattan Capital Corporation, Robert Fleming Nominees, Ltd., Suez Equity Investors, L.P. and SEI Associates(16)*

10.13	1994 Stock Option Plan, as amended, and related documents(17)*

10.14	Form of Indemnification Agreement by and between the Registrant and the related director or officer(18)

10.15	Form of Amendment to Indemnification Agreement by and between the Registrant and certain directors and officers of the Registrant(19)*

10.16	Registrant’s Management Deferred Compensation Plan Trust Agreement(20)*

10.17	Registrant’s Management Deferred Compensation Plan(21)*

10.18	Fourth Amended and Restated Credit Agreement, dated as of January 16, 2004, by and among Registrant as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(22)

10.19	2002 Stock Option Plan and Related Materials(23)*

10.20	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries, Inc. and the shareholders of Tech Industries, Inc.(24)

10.21	Stock Purchase Agreement, dated as of September 1, 2003, by and among the Registrant, Tech Industries UK Ltd. and the shareholders of Tech Industries UK Ltd.(25)

10.22	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of Fairmount Realty Associates(26)

10.23	Equity Purchase Agreement, dated as of September 1, 2003, by and among the Registrant and the partners of 84 Fairmount Street Limited Partnership(27)

10.24	Closing Agreement, dated as of September 19, 2003, by and among the Registrant, the shareholders of Tech Industries, Inc., the shareholders of Tech Industries UK Ltd. and the partners of Fairmount Realty Associates and 84 Fairmount Street Limited Partnership(28)

10.25	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among the Registrant, as Borrower, General Electric Capital Corporation, as Agent, and the other financial institutions that are a party thereto, as Lenders(29)

10.26	Employment Agreement with Michael T. Morefield (30) *

10.27	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among the Registrant and General Electric Capital Corporation (31)

10.28	Option to Renew (32)

10.29	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and the Registrant (33)

10.30	Lease between Cabot Industrial Properties, L.P., Landlord, and the Registrant, Tenant (34)

10.31	Employment Agreement with Brian J. Bauerbach (35) *

10.32	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of June 21, 2005, by and between the Registrant and General Electric Capital Corporation (36)

Exhibit
Number	Exhibit Title
10.33	Severance Agreement with Jack L. Watts *

14.01	Corporate Code of Ethics (36)

16.01	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission

21.01	Subsidiaries of the Registrant

23.01	Consent of BDO Seidman LLP

23.02	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, and Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensating plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4/A (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post-Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10-K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Commission File No. 33-95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S-4 (Commission File No. 334-115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(31)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.28 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on April 19, 2005.

(36)	Incorporated herein by reference to exhibit 99.01 included in the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2005.

(37)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.