Form 10-Q
period 2006-11-30
PORTOLA PACKAGING INC
filed 2007-01-12
CIK 788983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2006
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
11,931,438 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,796,446 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at January 12, 2007.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
Trademark acknowledgments:
     Portola Packaging®, Cap Snap, Portola Tech International and the Portola logo are our trademarks used in this Quarterly Report on Form 10–Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30,	August 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $100	$2,938	$2,649
Accounts receivable, net of allowance for doubtful accounts of $1,093 and $1,409, respectively	30,751	33,976
Inventories, net (Note 6)	22,592	21,527
Other current assets	4,668	4,222

Total current assets	60,949	62,374

Property, plant and equipment, net (Note 7)	71,645	72,123
Goodwill (Note 8)	9,943	10,035
Debt issuance costs, net (Note 8)	6,619	6,907
Patents, net (Note 8)	1,188	1,274
Covenants not-to-compete and other intangible assets, net (Note 8)	1,327	1,065
Other assets, net	2,673	2,963

Total assets	$154,344	$156,741

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 9)	$29	$30
Accounts payable	17,657	20,075
Accrued liabilities	7,316	8,552
Accrued compensation	3,536	4,459
Accrued interest	5,121	1,238

Total current liabilities	33,659	34,354

Long-term debt, less current portion (Note 9)	205,480	204,958
Deferred income taxes	1,370	1,272
Other long-term obligations	1,831	2,018

Total liabilities	242,340	242,602

Commitments and contingencies (Note 10)
Shareholders’ deficit:
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,626 shares	8	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,546	6,514
Accumulated other comprehensive loss	(393)	(298)
Accumulated deficit	(94,160)	(92,088)

Total shareholders’ deficit	(87,996)	(85,861)

Total liabilities and shareholders’ deficit	$154,344	$156,741

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months
	Ended
	November	November
	30, 2006	30, 2005
Sales	$67,404	$65,922
Cost of sales	57,129	55,541

Gross profit	10,275	10,381

Selling, general and administrative	5,719	6,871
Research and development	1,027	876
Gain from sale of property, plant and equipment	(2)	(254)
Amortization of intangibles	174	226
Restructuring costs (Note 5)	89	545

	7,007	8,264

Income from operations	3,268	2,117

Other (income) expense:
Interest income	(33)	(3)
Interest expense	4,441	4,226
Amortization of debt financing costs	413	403
Foreign currency transaction (gain) loss, net	(104)	236
Other income, net	(79)	(99)

	4,638	4,763

Loss before income taxes	(1,370)	(2,646)
Income tax expense	699	682

Net loss	(2,069)	(3,328)
Other comprehensive (loss) income (Note 3)	(95)	88

Comprehensive loss	$(2,164)	$(3,240)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	November 30,	November 30,
	2006	2005
Cash flows provided by operating activities:	$2,937	$6,133

Cash flows from investing activities:
Additions to property, plant and equipment	(3,173)	(1,802)
Proceeds from sale of property, plant and equipment	5	2,249
Other investing activities	(178)	—

Net cash (used in) provided by investing activities	(3,346)	447

Cash flows from financing activities:
Borrowings under revolver	6,030	3,572
Repayments under revolver	(5,500)	(7,188)
Repayments on other long-term obligations	(9)	(11)
Payment of debt issuance costs	(125)	—
Other financing activities	281	—

Net cash provided by (used in) financing activities	677	(3,627)

Effect of exchange rate changes on cash	21	(25)

Increase in cash and cash equivalents	289	2,928

Cash and cash equivalents at beginning of period	2,549	1,863

Cash and cash equivalents at end of period	$2,838	$4,791

Supplemental disclosure of cash flow information:
Cash paid for interest	$558	$513

Cash paid for income taxes	$1,385	$1,213

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share data and percentages)
1. Basis of presentation and accounting policies:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 previously filed with the Securities and Exchange Commission (“SEC”) on November 21, 2006 (the “Form 10-K”). The August 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations, and the results of operations for the three months ended November 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2007.
2. Recent accounting pronouncements:
     In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment”. Statement No. 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for annual periods beginning after December 15, 2005. In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of Statement No. 123(R). The Company has adopted Statement No. 123(R) for fiscal 2007. The adoption of Statement No. 123(R) did not have a material effect on the financial position, results of operations or cash flows.
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of FIN 48.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of SFAS No. 158 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the requirements of SAB No. 108.
3. Other comprehensive (loss) income:
     Other comprehensive (loss) income consisted of cumulative foreign currency translation adjustments of $(95) and $88 for the three months ended November 30, 2006 and 2005, respectively.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The table below presents information about reported segments for the three-month periods ended November 30, 2006 and 2005, respectively:

	For the Three
	Months Ended
	November 30,	November 30,
	2006	2005
Revenues:
United States — Closures & Corporate	$25,651	$26,614
United States — CFT	6,681	6,162
Blow Mold Technology	11,915	11,133
United Kingdom	9,620	10,630
Mexico	5,291	5,165
China	4,169	3,068
Other	4,077	3,150

Total consolidated	$67,404	$65,922

     Inter-segment revenues totaling $3,437 and $2,605 have been eliminated from the segment totals presented above for the three months ended November 30, 2006 and 2005, respectively.
     One Canadian customer, Saputo, accounted for approximately 10% and 14% of sales for the three months ended November 30, 2006 and 2005, respectively. It also accounted for 7% of accounts receivable as of November 30, 2006.
     The Company’s bonds are registered with the SEC and are publicly traded, but its stock is not registered or publicly traded. The Company has presented EBITDA as a measure of liquidity due to the fact that certain covenants governing our senior secured credit facility are tied to ratios and other calculations based on this measure. EBITDA does not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculation may not be comparable to a similarly entitled measure reported by other companies. Based on our industry and debt financing experience, we believe EBITDA is customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA is defined in our senior secured credit facility under which we are required to satisfy specified financial ratios and tests, including a borrowing base calculation, which take into account the product of trailing 12 month restricted EBITDA. We have to maintain EBITDA for any 12 month period ending the last fiscal day of each month of at least $17,500. Therefore, creditors, investors and analysts focus on EBITDA as the primary measure of the Company’s liquidity.
     The tables below present the detail of EBITDA by segment for the three months ended November 30, 2006 and 2005, respectively:

	United States	United
	– Closures &	States -	Blow Mold	United
EBITDA	Corporate	CFT	Technology	Kingdom	Mexico	China	Other	Total

For the three months ended November 30, 2006	$4,110	$(150)	$1,577	$565	$399	$568	$156	$7,225

For the three months ended November 30, 2005	$2,707	$(71)	$1,675	$1,180	$188	$492	$(150)	$6,021

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The following table presents a reconciliation of EBITDA to net cash provided by operating activities for the three months ended November 30, 2006 and 2005:

	For the Three
	Months Ended
	November 30,	November 30,
	2006	2005
EBITDA	$7,225	$6,021

Interest expense	(4,441)	(4,226)
Tax expense	(699)	(682)
Deferred income taxes	(122)	17
Provision for doubtful accounts	(6)	145
Provision for restructuring	89	545
Gain on property and equipment dispositions	(2)	(254)
Other	(73)	71
Changes in working capital	966	4,496

Net cash provided by operating activities	$2,937	$6,133

5. Restructuring:
     The Company incurred restructuring costs of $89 for the three months ended November 30, 2006. During the first three months of fiscal 2007, the Company incurred restructuring charges of $67 due to the elimination of certain positions in its US Closure plants. The remaining $22 is due to the Company’s United States – CFT segment primarily related to employee severance costs.
     During the first three months of fiscal 2006, the Company incurred restructuring charges of $545 related primarily to the relocation of its Allied Tool division from Michigan to Pennsylvania.
     At November 30, 2006 and August 31, 2006, accrued restructuring costs related to employee severance and other amounted to $49 and $15, respectively. As of November 30, 2006, approximately $55 has been paid from the restructuring reserve for the employee severance costs. Management anticipates that the accrual balance will be paid within the next twelve months.
     The following table represents the activity in the restructuring reserve by segment for the three months ended November 30, 2006:

	August 31,			November 30,
	2006			2006
	Balance	Provision	Cost Paid	Balance
United States — Closures & Corporate	$15	$67	$(33)	$49
United States — CFT	—	22	(22)	—

Total	$15	$89	$(55)	$49

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
6. Inventories:
     As of November 30, 2006 and August 31, 2006, inventories consisted of the following:

	November 30,	August 31,
	2006	2006
Raw materials	$12,161	$12,546
Work in process	1,672	1,154
Finished goods	10,384	9,236

Total inventory	24,217	22,936
Less: inventory reserve	(1,625)	(1,409)

Inventory — net	$22,592	$21,527

7. Property, plant and equipment:
     The Company had proceeds of $5 on the sale of other assets that resulted in a gain of $2 for the three months ended November 30, 2006. On November 9, 2005 the Company sold the remaining building and land at its San Jose, California location for proceeds of $2,139 which resulted in a gain on sale of $366. Also, during the first quarter ended November 30, 2005, the Company disposed of equipment in its closed Sumter, South Carolina facility resulting in a loss of $148. The Company had proceeds of $110 on the sale of other assets that resulted in a gain of $36 for the three months ended November 30, 2005.
8. Goodwill and intangible assets:
     The following table represents the activity in goodwill by segment for the three months ended November 30, 2006:

	August		Foreign	November
	31, 2006		Currency	30, 2006
	Balance	Impairment	Translation	Balance

United States — Closures	$5,918	$—	$—	$5,918
Blow Mold Technology	4,032	—	(92)	3,940
Other	85	—	—	85

Total Consolidated	$10,035	$—	$(92)	$9,943

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets. When SFAS No. 142 first became effective, the Company elected to use the EBITDA multiplier methodology for impairment testing of its then existing businesses due to EBITDA being the primary measure of financial performance for those existing segments and it represents more closely the fair value of those segments. Those segments include U.S. – Closures, Blow Mold Technology, Mexico and the United Kingdom. In fiscal 2004, the Company began experiencing financial difficulties and focused its strategy on cash flow. As part of this strategy the Company acquired U.S. – CFT, during fiscal year 2004, in order to enter into higher growth and higher margin businesses. Because U.S. – CFT was a high growth business it was purchased largely on the basis of its future cash flow value. It also helped the Company justify refinancing its debt on the basis of projected improvements in cash flow. Because of this use of cash flow analysis related to U.S. – CFT it was determined that the discounted cash flow methodology would be appropriate to test for impairment of U.S. – CFT’s goodwill. SFAS No.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
142 allows the use of multiple methods to determine the fair value and the Company has been consistent in applying those methods to the segments. In management’s judgment, no events transpired during the first three months of fiscal 2007 that would have required management to review goodwill for impairment as of November 30, 2006.
     The change in the gross carrying amounts and accumulated amortization for Blow Mold Technology from August 31, 2006 to November 30, 2006 was due to foreign currency translation.
     In connection with the adoption of SFAS No. 142, effective September 1, 2001, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are as follows:

	November 30, 2006		August 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,688	$(8,500)	$9,688	$(8,414)
Debt issuance costs	12,016	(5,397)	11,903	(4,996)
Customer relationships	2,600	(2,600)	2,600	(2,600)
Covenants not-to-compete	829	(829)	829	(829)
Technology	400	(400)	400	(400)
Other	2,067	(740)	1,718	(652)

Total amortizable intangible assets	27,600	(18,466)	27,138	(17,891)

Non-amortizable intangible assets:

Trademarks	5,000	(5,000)	5,000	(5,000)

Total intangible assets	$32,600	$(23,466)	$32,138	$(22,891)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the three months ended November 30, 2006 and 2005 was $587 and $629, respectively. Amortization expense is estimated to be $1,504 for the remaining nine months of fiscal 2007, $1,950 in fiscal 2008, $1,586 in fiscal 2009, $1,403 in fiscal 2010, $1,402 in fiscal 2011 and $1,289 in the remaining years thereafter.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
9. Debt:
Debt:

	November 30,	August 31,
	2006	2006
Senior notes	$180,000	$180,000
Senior revolving credit facility	25,431	24,901
Other	78	87

	205,509	204,988
Less: Current portion long-term debt	(29)	(30)

	$205,480	$204,958

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
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2007 and beyond. The June 29 Amendment allows a maximum of $7,000 to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50,000 to $60,000 with the amount in excess of $50,000 being based on the Company’s working capital/fixed asset borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13,500 to $16,500. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2007 and beyond. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At November 30, 2006, the Bank Prime Loan rate and the LIBOR Loan rate were 8.25% and 5.24%, respectively. At November 30, 2006, the Company had approximately $31,011 available for borrowing under the credit facility under the borrowing base formula described above.
Capital lease obligations:
     The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment include the following items held under capital lease obligations:

	November 30,	August 31,
	2006	2006
Equipment	$1,152	$1,152
Less accumulated depreciation	(693)	(663)

	$459	$489

Aggregate maturities of long-term debt:
     The aggregate maturities of long-term debt for the remaining nine months of fiscal 2007 and the next four years and thereafter based on amounts outstanding at November 30, 2006 were as follows:

Nine months ended August 31, 2007	$20
Year ended August 31, 2008	25
Year ended August 31, 2009	25,454
Year ended August 31, 2010	10
Year ended August 31, 2011	—
Thereafter	180,000

$205,509

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
10. Commitments and contingencies:
Legal:
     On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4,000 on June 30, 2006, $500 per quarter for four quarters thereafter and $250 for the following four quarters. The Company has ample cash flow from operations and lines of credit to make these payments.
     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available, Management believes that the ultimate amount of liability from these pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Commitments and Contingencies:
     The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021 and with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Rent expense for the three month periods ended November 30, 2006 and 2005 was $1,370 and $1,267, respectively.
     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Nine months ending August 31, 2007	$2,845
Fiscal year ending August 31, 2008	3,550
Fiscal year ending August 31, 2009	3,466
Fiscal year ending August 31, 2010	3,316
Fiscal year ending August 31, 2011	3,010
Thereafter	14,493

$30,680

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
11. Supplemental condensed consolidated financial statements:
     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are 100% owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International (“PTI”). The tables below set forth financial information of the guarantors and non-guarantors at November 30, 2006 and August 31, 2006 and for the three-month periods ended November 30, 2006 and 2005.
Supplemental Condensed Consolidated Balance Sheet
November 30, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$839	$1,276	$823	$—	$2,938
Accounts receivable, net	10,601	17,801	4,570	(2,221)	30,751
Inventories, net	8,294	11,418	2,880	—	22,592
Other current assets	1,072	1,362	2,234	—	4,668

Total current assets	20,806	31,857	10,507	(2,221)	60,949
Property, plant and equipment, net	36,740	30,436	4,485	(16)	71,645
Goodwill	5,917	4,026	—	—	9,943
Debt issuance costs, net	6,619	—	—	—	6,619
Investment in subsidiaries	11,376	13,687	896	40	25,999
Common stock of subsidiaries	(14,750)	(18,988)	(4,357)	13,483	(24,612)
Other assets	3,658	71	72	—	3,801

Total assets	$70,366	$61,089	$11,603	$11,286	$154,344

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,274	$10,351	$2,253	$(2,221)	$17,657
Intercompany (receivable) payable	(71,325)	61,002	10,367	(44)	—
Other current liabilities	12,843	2,004	655	500	16,002

Total current liabilities	(51,208)	73,357	13,275	(1,765)	33,659
Long-term debt, less current portion	205,431	—	49	—	205,480
Other long-term obligations	4,139	(73)	(865)	—	3,201

Total liabilities	158,362	73,284	12,459	(1,765)	242,340
Other equity (deficit)	6,164	467	(1,048)	581	6,164
Accumulated equity (deficit)	(94,160)	(12,662)	192	12,470	(94,160)

Total shareholders’ equity (deficit)	(87,996)	(12,195)	(856)	13,051	(87,996)

Total liabilities and shareholders’ equity (deficit)	$70,366	$61,089	$11,603	$11,286	$154,344

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Balance Sheet
August 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$827	$1,270	$552	$—	$2,649
Accounts receivable, net	10,530	19,873	5,266	(1,693)	33,976
Inventories, net	7,921	11,583	2,023	—	21,527
Other current assets	1,059	1,449	1,714	—	4,222

Total current assets	20,337	34,175	9,555	(1,693)	62,374
Property, plant and equipment, net	37,042	30,847	4,250	(16)	72,123
Goodwill	5,917	4,118	—	—	10,035
Debt issuance costs, net	6,907	—	—	—	6,907
Investment in subsidiaries	(2,115)	25,667	897	1,597	26,046
Common stock of subsidiaries	(1,267)	(18,988)	(4,357)	—	(24,612)
Other assets	3,715	82	71	—	3,868

Total assets	$70,536	$75,901	$10,416	$(112)	$156,741

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,609	$11,587	$1,572	$(1,693)	$20,075
Intercompany (receivable) payable	(71,898)	61,138	10,804	(44)	—
Other current liabilities	10,518	2,530	726	505	14,279

Total current liabilities	(52,771)	75,255	13,102	(1,232)	34,354
Long-term debt, less current portion	204,900	—	58	—	204,958
Other long-term obligations	4,268	(127)	(851)	—	3,290

Total liabilities	156,397	75,128	12,309	(1,232)	242,602

Other equity (deficit)	6,227	517	(999)	482	6,227
Accumulated equity (deficit)	(92,088)	256	(894)	638	(92,088)

Total shareholders’ equity (deficit)	(85,861)	773	(1,893)	1,120	(85,861)

Total liabilities and shareholders’ equity (deficit)	$70,536	$75,901	$10,416	$(112)	$156,741

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$30,348	$33,507	$6,986	$(3,437)	$67,404
Cost of sales	24,705	30,475	5,197	(3,248)	57,129

Gross profit	5,643	3,032	1,789	(189)	10,275

Selling, general and administrative	3,691	1,582	635	(189)	5,719
Research and development	689	338	—	—	1,027
Gain on sale of property, plant and equipment	—	(2)	—	—	(2)
Amortization of intangibles	173	1	—	—	174
Restructuring costs	67	22	—	—	89

Income from operations	1,023	1,091	1,154	—	3,268

Interest income	(21)	(11)	(1)	—	(33)
Interest expense	4,399	42	—	—	4,441
Amortization of debt financing costs	413	—	—	—	413
Foreign currency transaction (gain) loss, net	(269)	194	(29)	—	(104)
Intercompany interest (income) expense	(1,307)	1,174	133	—	—
Other (income) expense, including (income) expense from equity investments, net	(207)	(70)	—	198	(79)

(Loss) income before income taxes	(1,985)	(238)	1,051	(198)	(1,370)
Income tax expense	84	524	91	—	699

Net (loss) income	$(2,069)	$(762)	$960	$(198)	$(2,069)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Month Period Ended
November 30, 2005

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$29,263	$34,278	$4,986	$(2,605)	$65,922
Cost of sales	23,129	30,696	3,957	(2,241)	55,541

Gross profit	6,134	3,582	1,029	(364)	10,381

Selling, general and administrative	4,463	1,920	852	(364)	6,871
Research and development	538	338	—	—	876
Gain on sale of property, plant and equipment	(218)	(36)	—	—	(254)
Amortization of intangibles	154	72	—	—	226
Restructuring costs	175	370	—	—	545

Income from operations	1,022	918	177	—	2,117

Interest income	—	(3)	—	—	(3)
Interest expense	4,204	22	—	—	4,226
Amortization of debt financing costs	403	—	—	—	403
Foreign currency transaction loss (gain).	371	(155)	20	—	236
Intercompany interest (income) expense	(1,211)	1,090	121	—	—
Other (income) expense, including (income) expense from equity investments, net	500	(33)	(5)	(561)	(99)

(Loss) income before income taxes	(3,245)	(3)	41	561	(2,646)
Income tax expense	83	552	47	—	682

Net (loss) income	$(3,328)	$(555)	$(6)	$561	$(3,328)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Three-Month Period Ended
November 30, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow provided by operations	$1,261	$991	$685	$—	$2,937

Additions to property, plant and equipment	(1,420)	(1,403)	(350)	—	(3,173)
Proceeds from the sale of property, plant and equipment	—	5	—	—	5
(Increase) decrease in other assets, net	(233)	126	(71)	—	(178)

Net cash used in investing activities	(1,653)	(1,272)	(421)	—	(3,346)

Borrowings under revolver	6,030	—	—	—	6,030
Repayments under revolver	(5,500)	—	—	—	(5,500)
Repayments on other long-term obligations	(1)	—	(8)	—	(9)
Payment of debt issuance costs	(125)	—	—	—	(125)
Other	—	281	—	—	281

Net cash provided by (used in) financing activities	404	281	(8)	—	677

Effect of exchange rate changes on cash	—	6	15	—	21

Increase in cash	12	6	271	—	289

Cash and cash equivalents at beginning of period	727	1,270	552	—	2,549

Cash and cash equivalents at end of period	$739	$1,276	$823	$—	$2,838

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

12. Income taxes:
     Income tax expense for the three months ended November 30, 2006 and 2005 consisted of the following:

	For the Three
	Months Ended
	November 30,	November 30,
	2006	2005

Current:
Federal	$—	$—
State	—	—
Foreign	588	675

	588	675
Deferred	111	7

	$699	$682

     Income tax expense reported in the accompanying Condensed Consolidated Statements of Operations is primarily the result of taxable earnings generated in the Company’s Canada and United Kingdom operations. The effective tax rate differs from the statutory tax rate primarily as a result of a valuation allowance. The Company has provided valuation allowances of $37,178 and $25,326 against deferred tax assets as of November 30, 2006 and 2005, respectively to reduce deferred tax assets to the amounts expected to be realized. The increase in the valuation allowances is primarily related to increases in net operating losses in certain of the Company’s taxable jurisdictions.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
13. Related party transactions:
     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,096 and $1,651 for the three months ended November 30, 2006 and 2005, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.
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
     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.1 million and $1.4 million as of November 30, 2006 and August 31, 2006, respectively.
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
     Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.6 million and $1.4 million as of November 30, 2006 and August 31, 2006, respectively.
     Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No significant impairment loss was recognized during the three months ended November 30, 2006 and 2005, respectively.
     Impairment of goodwill and non amortizing assets. At August 31, 2006, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures and Corporate, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. Based on our reviews, we recorded an impairment loss of $16.7 million for United States – CFT and $1.2 million for Mexico during fiscal 2006. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.

These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We have provided valuation allowances of $37.2 million and $36.1 million against net deferred tax assets as of November 30, 2006 and August 31, 2006, respectively.
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
Results of operations
Three months ended November 30, 2006 compared to the three months ended November 30, 2005
     Sales. Sales increased $1.5 million to $67.4 million for the first quarter of fiscal 2007 compared to $65.9 million for the first quarter of fiscal 2006. Increased selling prices resulting from higher resin costs passed through to customers was a contributing factor to our increased sales compared to the same period of the prior year. Sales at our Blow Mold Technology operations increased $0.8 million primarily due to increased average selling prices resulting from higher resin cost passed onto customers. Sales at our China operations increased $1.1 million primarily due to increased closure sales and the addition of cosmetic product sales. Sales at our Mexico operations increased $0.1 million due to a 6% increase in volume mainly in the 38mm and bottle product lines. Sales at PTI increased $0.5 million due to increased cosmetic closure volume related to the general strengthening in the cosmetic market. Sales at our Czech operations increased $1.2 million due to increased sales related to cosmetic products. Offsetting these increases were decreased sales at our Equipment and Tooling division of $0.1 million due to timing of shipments. United Kingdom sales decreased $1.0 million due to a decrease in closure volume resulting from a reduction in volume from one of their largest customers. Sales by our sales representation organizations decreased $0.3 million due to a decrease in bottle sales. Also contributing to the decrease in sales was a $0.8 million increase in inter-company sales elimination.
     Gross profit. Gross profit decreased $0.1 million to $10.3 million for the first quarter of fiscal 2007 compared to $10.4 million for the first quarter of fiscal 2006. The decrease in gross profit was primarily due to higher raw material costs in our US Closures and PTI divisions, price erosion, which occurred in our Blow Mold Technology division and lower sales volume in our United Kingdom operations. These increases were partially offset by higher margins as a result of higher sales in China, Mexico and Czech. As a percentage of sales, gross profit decreased to 15.2% for the first quarter of fiscal 2007 from 15.7% for the same quarter of fiscal 2006.
     For the three months ended November 30, 2006, direct materials, labor and overhead costs represented 48.9%, 15.1% and 20.7% of sales, respectively, compared to 45.1%, 16.2% and 23.0%, respectively, for the three months ended November 30, 2005. Direct material costs increased by $3.7 million for the three months ended November 30, 2006 compared to the three months ended November 30, 2005 due primarily to an increase in resin costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.2 million to $5.7 million for the first quarter of fiscal 2007 compared to $6.9 million for the first quarter of fiscal 2006. United States Closures and Corporate decreased by $1.2 million due primarily to reductions in bonus, legal, medical, relocation, recruiting expenses and a one time charge related to its MDC Plan, which the Company incurred in fiscal 2006. Selling, general and administrative expenses decreased as a percentage of sales to 8.5% for the first quarter of fiscal 2007 from 10.5% for the same quarter of fiscal 2006.
     Research and development expenses. Research and development expenses increased $0.1 million to $1.0 million for the first quarter of fiscal 2007 compared to $0.9 million for the first quarter of fiscal 2006. The increase is due to higher costs associated with prototypes.
     Loss (gain) from sale of property, plant and equipment. For the first quarter ended November 30, 2006 there was minimal activity resulting in a small gain for the first quarter.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology licenses, tradenames, covenants not-to-compete and customer relationships) remained constant at approximately $0.2 million for the first quarter of fiscal 2007 compared to $0.2 million for the first quarter of fiscal 2006.
     Restructuring costs. Restructuring charges decreased $0.4 million to $0.1 million for the first quarter of fiscal 2007 compared to $0.5 million for the first quarter of fiscal 2006. Fiscal year 2007 restructuring charges for the first quarter relate primarily to the Company’s US Closures and PTI divisions. These restructuring charges related to the elimination of certain personnel in US Closure plants and PTI, the costs relate primarily to employee severance. Fiscal 2006 restructuring charges were for severance costs relating primarily to the Company’s relocation of its Allied Tool division from Michigan to Pennsylvania.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $1.2 million to $3.3 million for the first quarter of fiscal 2007 compared to income from operations of $2.1 million for the first quarter of fiscal 2006, primarily due to a decrease in selling, general and administrative costs. Income from operations increased as a percentage of sales to 4.8% in the first quarter of fiscal 2007 compared to 3.2% in the same period of fiscal 2006.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.2 million to $4.4 million for the first quarter of fiscal 2007 compared to $4.2 million for the first quarter of fiscal 2006. The increase is due to both the Prime and LIBOR interest rates rising over the past year and an increase in the senior secured credit facility of approximately $5.0 million.
     Amortization of debt issuance costs remained constant at $0.4 million for the three months ended November 30, 2006 and 2005. The amortization of debt issuance cost is consistent between periods due to the Company incurring minimal additional cost related to issuance cost.
     We recognized a gain of $0.1 million on foreign exchange transactions for the first quarter of fiscal 2007 compared to a loss of $0.2 million for the first quarter of fiscal 2006. The gain on foreign exchange transactions for the three months ended November 30, 2006 was due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar. The loss in foreign exchange transactions for the three months ended November 30,

2005 is due primarily to the U.S. dollar performing stronger against the United Kingdom pound sterling.
     Income tax expense. The income tax expense for the first quarter of fiscal 2007 was $0.7 million on loss before income taxes of $1.4 million, compared to $0.7 million on loss before income taxes of $2.6 million for the first quarter of fiscal 2006. Tax expense for the first quarter of fiscal 2007 is due primarily to our Canada, UK and China operations, which had net income for the first quarter of fiscal 2007. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $2.1 million for the first quarter of fiscal 2007 compared to a net loss of $3.3 million for the first quarter of fiscal 2006. The improvement in net loss was due primarily a decrease in selling, general and administrative costs for the first quarter of 2007 compared to the same quarter of 2006.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At November 30, 2006, we had cash and cash equivalents of $2.9 million, an increase of $0.3 million from August 31, 2006.
     Operating activities. Cash provided by operations totaled $2.9 million for the three months ended November 30, 2006, which represented a $3.2 million decrease from the $6.1 million provided by operations for the three months ended November 30, 2005. The change in cash from operations is due to decreases in accruals for legal, audit and general accruals and a decrease in accounts payable activity due to timing of payments as compared to 2006. Offsetting the decreases in accruals and accounts payable was improved financial performance related to employee cost reductions programs, productivity enhancements and other cost reduction activities and a decrease in overall accounts receivables from improved collections. Working capital (current assets less current liabilities) decreased by $0.7 million to $27.3 million as of November 30, 2006, compared to $28.0 million as of August 31, 2006.
     Investing activities. Cash used in investing activities totaled $3.3 million for the three months ended November 30, 2006 compared to cash provided by investing activities of $0.4 million for the three months ended November 30, 2005. For the three months ended November 30, 2006, cash used in investing activities was primarily due to additions to property, plant and equipment. For the three months ended November 30, 2005, net cash provided by investing activities primarily related to the proceeds from the sale of our office building in San Jose, California. This was offset partially by additions to property, plant and equipment. We have budgeted approximately $13.5 million for additions to property, plant and equipment for the fiscal year ended August 31, 2007.
     Financing activities. At November 30, 2006, we had total indebtedness of $205.5 million, $180.0 million of which was attributable to the Senior Notes. Of the remaining indebtedness, $25.4 million was attributable to our senior secured credit facility and $0.1 million was principally comprised of capital lease and other obligations.
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
     Concurrently with the offering of the Senior Notes, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) we are required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) we no longer are required to maintain a borrowing availability amount; and (d) the amount we can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The June 29 Amendment allows a maximum of $7.0 million to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50.0 million to $60.0 million with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13.5 million to $16.5 million. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At November 30, 2006, the Bank Prime Loan rate and LIBOR Loan rate were 8.25% and 5.24%, respectively. At November 30, 2006, we had $31.0 million available for borrowings under our credit facility under the borrowing base formula described above.
     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. We were in compliance with these covenants at November 30, 2006, and believe that we will attain the projected results to ensure compliance with the covenants throughout fiscal 2007 and beyond. However, adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but, for the reasons stated above, we cannot assure you that this will be the case. In this respect, we note that competitive pressures and costs of raw materials have not been favorable. We believe that historical negative trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through the remainder of fiscal 2007 or beyond.
Contractual obligations
     The following sets forth our contractual obligations as of November 30, 2006:

	Payments Due by Period
		Less than		3 – 5	More than 5
	Total	1 Year	1 – 3 Years	Years	Years
Contractual obligations:	(dollars in thousands)

Long-term debt, including current portion:

Senior Notes (1)	$257,963	$14,850	$29,700	$29,700	$183,713

Revolver (2)	$29,971	$2,095	$27,895	$—	$—

Capital lease obligations (3)	$78	$20	$48	$10	$—

Operating lease obligations (4)	$30,680	$2,845	$7,017	$6,325	$14,493

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment was made August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We acquired certain machinery and office equipment under non-cancelable capital leases.

(4)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2007 are estimated to be $4.6 million.
Related party transactions
     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.1 million and $1.7 million for the three months ended November 30, 2006 and 2005, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2006.
Recent accounting pronouncements
     In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment”. Statement No. 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement No. 123(R) is effective for annual periods beginning after December 15, 2005. In November 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of Statement No. 123(R). The Company has adopted Statement No. 123(R) for fiscal 2007. The adoption of Statement No. 123(R) did not have a material effect on the financial position, results of operations or cash flows.
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of FIN 48.
     In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 157
     In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of SFAS No. 158 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the requirements of SAB No. 108.
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
     As of November 30, 2006, our total indebtedness was approximately $205.5 million, $180.0 million of this amount represented the 8 1/4 Senior Notes due 2012, $25.4 million represented funds drawn down under our senior secured credit facility and $0.1 million was principally composed of capital leases. Moreover, as of November 30, 2006 we have a total shareholders’ deficit of $88.0 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our 8 1/4 Senior Notes. Among other things, our level of indebtedness may:
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
     Nonetheless, we and our subsidiaries may still be able to incur substantially more debt. The terms of our senior secured credit facility and the indenture governing our 8 1/4 Senior Notes permit additional borrowings and such borrowings may be secured debt.
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
     If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various credit agreements, including the indenture governing our 8 1/4 Senior Notes.
The covenants in our senior secured credit facility and the indenture governing our 8 1/4 Senior Notes impose restrictions that may limit our operating and financial flexibility.
     Our senior secured credit facility and the indenture governing our 8 1/4 Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to:
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

     Future adverse changes in our operating results or other negative developments, such as increases in interest rates or in resin prices, shortages of resin supply or decreases in sales of our products, could result in our being unable to comply with the fixed charge covenant ratio and other financial covenants in our senior secured credit facility. If we fail to comply with any of our loan covenants in the future and are unable to obtain waivers from our lenders, we could be declared in default under these agreements, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition, results of operations and cash flows would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
Our 8 1/4 Senior Notes are effectively subordinated to all of our secured debt, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the Senior Notes.
     Our 8 1/4 Senior Notes are not secured by any of our assets. The indenture governing the Senior Notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the Senior Notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of Senior Notes and other claims on us with respect to any of our other assets. In either event, because the Senior Notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the Senior Notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the Senior Notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 17 of our Notes to Consolidated Financial Statements of our Annual Report Form 10-K for the fiscal year ended August 31, 2006 for additional information regarding our restricted and unrestricted subsidiaries.
We may be unable to purchase our 8 1/4 Senior Notes upon a change of control.
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
     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales or any deterioration of their financial condition. During fiscal 2006 our top ten customers accounted for approximately 40% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2005 and fiscal 2006, have materially and adversely affected our gross margins and operating results for those periods. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At November 30, 2006, we had cash and cash equivalents of $2.9 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes and the remaining $3.0 million payments for the Blackhawk Molding Company Inc. litigation settlement. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.

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
We depend on new business development, international expansion and acquisition.
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
     We are involved in litigation from time to time in the course of our business to protect and enforce our intellectual property rights, and third parties from time to time initiate litigation against us asserting that our business infringes or violates their intellectual property rights. We cannot assure you that our intellectual property rights have the value that we believe them to have or that our products will not be found to infringe upon the intellectual rights of others. Further, we cannot assure you that we will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on our business. For example, on May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4.0 million on June 30, 2006, $0.5 million per quarter for four quarters thereafter and $0.25 million for the following four quarters. The Company has ample cash flow from operations and lines of credit to make these payments. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business and results of operations regardless of its outcome.
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
     Jack L. Watts (a member of our Board of Directors), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have two independent directors on our Board of Directors. Our Board of Directors and Compensation Committee have not met the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange, but the Audit Committee does. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rate, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Interest rate sensitivity
     We are exposed to market risk from changes in interest rates on long–term debt obligations. We manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.
Exchange rate sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month–end exchange rates. Income and expense items are translated at average exchange rates for the relevant periods. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended November 30, 2006, we incurred a gain of $0.1 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
Credit risk sensitivity
     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are concentrated primarily in several United States banks as well as banks in Canada, Mexico, China, Czech Republic and the United Kingdom. At times, such deposits may be in excess of insured limits. Management believes that the financial institutions which hold our financial instruments are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.
     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer, Saputo, accounted for 10% and 14% of sales for the three months ended November 30, 2006 and 2005 respectively, and 7% of accounts receivable as of November 30, 2006.
Resin price sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2005 and fiscal 2006, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2005 and fiscal 2006 have materially and adversely affected our gross margins and operating results for those periods. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended November 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PORTOLA PACKAGING, INC. (Registrant)

Date: January 11, 2007	/s/ Michael T. Morefield

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