Form 10-Q
period 2007-05-31
PORTOLA PACKAGING INC
filed 2007-07-12
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2007
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
12,014,770 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non-voting Class A Common Stock and 9,879,778 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at July 11, 2007.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
Trademark acknowledgments:
     Portola Packaging®, Cap Snap, Portola Tech International and the Portola logo are our trademarks used in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	May 31,	August 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $100	$3,577	$2,649
Accounts receivable, net of allowance for doubtful accounts of $1,133 and $1,409, respectively	31,996	33,976
Inventories, net (Note 7)	23,467	21,527
Other current assets	4,661	4,222

Total current assets	63,701	62,374

Property, plant and equipment, net (Note 8)	73,266	72,123
Goodwill (Note 9)	10,166	10,035
Debt issuance costs, net (Note 9)	5,833	6,907
Patents, net (Note 9)	1,086	1,274
Covenants not-to-compete and other intangible assets, net (Note 9)	1,581	1,065
Other assets, net	2,495	2,963

Total assets	$158,128	$156,741

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 10)	$—	$30
Accounts payable	19,428	20,075
Accrued liabilities	10,882	13,011
Accrued interest	4,950	1,238

Total current liabilities	35,260	34,354

Long-term debt, less current portion (Note 10)	211,550	204,958
Deferred income taxes	1,584	1,272
Other long-term obligations	1,361	2,018

Total liabilities	249,755	242,602

Commitments and contingencies (Note 11)
Shareholders’ deficit:
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,709 shares and 8,626 shares, respectively	9	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,598	6,514
Accumulated other comprehensive income (loss)	569	(298)
Accumulated deficit	(98,806)	(92,088)

Total shareholders’ deficit	(91,627)	(85,861)

Total liabilities and shareholders’ deficit	$158,128	$156,741

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months		For the Nine Months
	Ended		Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006

Sales	$68,719	$71,191	$199,782	$200,515
Cost of sales	57,963	58,457	169,362	168,080

Gross profit	10,756	12,734	30,420	32,435

Selling, general and administrative	5,743	5,875	17,347	18,628
Research and development	1,046	918	2,942	2,876
Litigation settlement	—	5,500	—	7,000
Gain from sale of property, plant and equipment	(18)	(10)	(41)	(896)
Amortization of intangibles	138	200	467	634
Restructuring costs	42	200	244	853

	6,951	12,683	20,959	29,095

Income from operations	3,805	51	9,461	3,340

Other (income) expense:
Interest income	(13)	(12)	(56)	(38)
Interest expense	4,524	4,251	13,395	12,747
Amortization of debt financing costs	418	403	1,249	1,210
Foreign currency transaction gain, net	(682)	(648)	(503)	(1,104)
Other (income) expense, net	(41)	(2)	448	3

	4,206	3,992	14,533	12,818

Loss before income taxes	(401)	(3,941)	(5,072)	(9,478)
Income tax expense	919	879	1,642	2,525

Net loss	(1,320)	(4,820)	(6,714)	(12,003)
Other comprehensive income	981	195	867	441

Comprehensive loss	$(339)	$(4,625)	$(5,847)	$(11,562)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	May 31, 2007	May 31, 2006

Cash flows provided by operating activities:	$6,304	$13,340

Cash flows from investing activities:
Additions to property, plant and equipment	(11,742)	(8,003)
Proceeds from sale of property, plant and equipment	44	4,308
Other investing activities	(353)	—

Net cash used in investing activities	(12,051)	(3,695)

Cash flows from financing activities:
Borrowings under revolver	18,849	16,713
Repayments under revolver	(12,200)	(23,876)
Repayments on other long-term obligations	(87)	(13)
Other financing activities	43	(276)

Net cash provided by (used in) financing activities	6,605	(7,452)

Effect of exchange rate changes on cash	70	60

Increase in cash and cash equivalents	928	2,253

Cash and cash equivalents at beginning of period	2,549	1,863

Cash and cash equivalents at end of period	$3,477	$4,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,683	$9,034

Cash paid for income taxes	$2,084	$3,439

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share data and percentages)
1. Basis of presentation and accounting policies:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 previously filed with the Securities and Exchange Commission (“SEC”) on November 21, 2006 (the “Form 10-K”). The August 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended May 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2007.
2. Recent accounting pronouncements:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of FIN 48.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits the measurement of certain financial

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159.
3. Other comprehensive income:
     Other comprehensive income consisted of cumulative foreign currency translation adjustments of $981 and $195 for the three months ended May 31, 2007 and 2006, respectively, and $867 and $441 for the nine months ended May 31, 2007 and 2006, respectively.
4. Reclassifications:
     Certain reclassifications have been made to prior year’s business segment information to conform with the 2007 presentation. See further discussion in Note 5 “Segments”.
5. Segments:
     The Company’s reportable operating businesses are organized primarily by geographic region and, in one case, by function. The Company’s United Kingdom and Mexico operations, as well as its Blow Mold Technology Division, produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and cosmetics, fragrance and toiletries (“CFT”) jars and closures. During the first and second quarter of fiscal 2006, Portola Allied Tool operations were moved from Michigan to Pennsylvania. As a result of this move Portola Allied Tool is no longer included in the Blow Mold Technologies segment; it is now a part of the Other segment data. The Blow Mold Technologies segment includes only the Canadian division. In the following tables, all periods have been restated for this presentation. The Company’s China operations also manufacture plastic parts for the high-tech industry. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest expense, taxes, depreciation and amortization to its subsidiaries. Certain Company businesses and activities, including the equipment division, do not meet the definition of a reportable operating segment and have been aggregated into “Other.” Revenue generating activities within “Other” include equipment sales and geographical regions which meet neither the quantitative nor qualitative thresholds of the Company’s reportable segments. The accounting policies of the segments are consistent with those policies used by the Company as a whole.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The table below presents information about reported segments for the three- and nine-month periods ended May 31, 2007 and 2006, respectively:

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
Revenues:
United States - Closures & Corporate	$26,637	$27,038	$79,993	$80,797
United States - CFT	6,867	7,727	19,592	19,327
Blow Mold Technology	11,540	12,509	34,405	35,848
United Kingdom	10,546	11,512	29,000	31,317
Mexico	4,933	5,519	14,664	15,494
China	4,362	3,000	10,404	8,186
Other	3,834	3,886	11,724	9,546

Total consolidated	$68,719	$71,191	$199,782	$200,515

     Inter-segment revenues totaling $3,687 and $2,946 have been eliminated from the segment totals presented above for the three months ended May 31, 2007 and 2006, respectively and $10,727 and $8,099 for the nine months ended May 31, 2007 and 2006, respectively.
     One Blow Mold Technology customer, Saputo, accounted for approximately 10% of sales for the three months ended May 31, 2007 and 2006, respectively and 10% and 12% of sales for the nine months ended May 31, 2007 and 2006, respectively. It also accounted for 6% of accounts receivable as of May 31, 2007 and August 31, 2006, respectively.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The tables below present the detail of EBITDA by segment for the three and nine months ended May 31, 2007 and 2006, respectively:

	United States -	United
	Closures &	States -	Blow Mold	United
EBITDA	Corporate	CFT	Technology	Kingdom	Mexico	China	Other	Total

For the three months ended May 31, 2007	$4,044	$(188)	$2,546	$847	$305	$798	$(40)	$8,312

For the three months ended May 31, 2006	$(1,018)	$1,048	$2,519	$1,775	$(602)	$694	$145	$4,561

	United States -	United
	Closures &	States -	Blow Mold	United
EBITDA	Corporate	CFT	Technology	Kingdom	Mexico	China	Other	Total

For the nine months ended May 31, 2007	$11,652	$(476)	$5,897	$947	$800	$2,050	$171	$21,041

For the nine months ended May 31, 2006	$3,170	$2,041	$5,973	$3,684	$107	$1,630	$(292)	$16,313
     The following table presents a reconciliation of EBITDA to net cash provided by operating activities for the nine months ended May 31, 2007 and 2006:

	For the Nine
	Months Ended
	May 31,	May 31,
	2007	2006

EBITDA	$21,041	$16,313

Interest expense	(13,395)	(12,747)
Tax expense	(1,642)	(2,525)
Impairment of intangible asset	(211)	—
Deferred income taxes	312	622
Provision for doubtful accounts	(90)	43
Provision for restructuring	244	853
Gain on property and equipment dispositions	(41)	(896)
Other	193	46
Changes in working capital items	(107)	11,631

Net cash provided by operating activities	$6,304	$13,340

6. Restructuring:
     The Company incurred restructuring costs of $42 and $244 for the three and nine months ended May 31, 2007. During the first nine months of fiscal 2007, the Company incurred restructuring charges of $107 relating to employee severance costs due to the elimination of certain positions in its US Closure plants. The remaining $137 is due to employee severance costs in the Company’s United States - CFT segment.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     During the first nine months of fiscal 2006, the Company incurred restructuring charges of $853 related to the relocation of its Allied Tool division from Michigan to Pennsylvania, its Blow Mold Technology segment and the elimination of certain of its corporate selling, general and administrative areas primarily related to employee severance costs.
     At May 31, 2007 and August 31, 2006, accrued restructuring costs related to employee severance and other amounted to $20 and $15, respectively. As of May 31, 2007, approximately $239 has been paid from the restructuring reserve for the employee severance costs. Management anticipates that the accrual balance will be paid within the next twelve months.
     The following table represents the activity in the restructuring reserve by segment for the nine months ended May 31, 2007:

	August 31,			May 31,
	2006	Provision	Cost Paid	2007

United States - Closures & Corporate	$15	$105	$(120)	$—
United States - CFT	—	137	(119)	18
Blow Mold Technology	—	—	—	—
Other	—	2	—	2

Total	$15	$244	$(239)	$20

7. Inventories:
     As of May 31, 2007 and August 31, 2006, inventories consisted of the following:

	May 31,	August 31,
	2007	2006

Raw materials	$12,774	$12,546
Work in process	1,391	1,154
Finished goods	11,167	9,236

Total inventory	25,332	22,936
Less: inventory reserves	(1,865)	(1,409)

Inventory - net	$23,467	$21,527

8. Property, plant and equipment:
     The Company had proceeds of $44 on the sale of property and equipment that resulted in a gain of $41 for the nine months ended May 31, 2007. During fiscal year 2006, the Company had the following transactions that resulted in a gain on the sale of assets. On November 9, 2005 the Company sold the remaining building and land at its San Jose, California location for proceeds of $2,139 which resulted in a gain on sale of $366. Also, during the first quarter ended November 30, 2005, the Company disposed of equipment in its closed Sumter, South Carolina facility resulting in a loss of $148. On December 28, 2005, the Company sold its facility in Sumter, South Carolina for $904 which resulted in a gain on sale of $54. On January 13, 2006, the Company sold its facility located at 84 Fairmont Avenue, Woonsocket, Rhode Island for $1,084

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
which resulted in a gain on sale of $532, including a reduction in the gain of $28 during the third quarter due to the early termination of the leaseback transactions. The Company had proceeds of $181 on the sale of other property and equipment that resulted in a gain of $92 for the nine months ended May 31, 2006
9. Goodwill and intangible assets:
     The following table represents the activity in goodwill by segment for the nine months ended May 31, 2007:

			Foreign
	August 31,		Currency	May 31,
	2006	Impairment	Translation	2007

United States - Closures	$5,918	$—	$—	$5,918
Blow Mold Technology	4,032	—	131	4,163
Other	85	—	—	85

Total Consolidated	$10,035	$—	$131	$10,166

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and performs its annual test at August 31st each year. The Company uses a two step approach when testing for impairment based on the EBITDA methodology. The Company will perform the calculation by using actual EBITDA and the plan EBITDA for the next fiscal year. Based on these two calculations the Company will review to determine if the assets are impaired. The Company measures goodwill by operating unit and reviews for impairment by utilizing the EBITDA multiplier methodology for United States - Closures, Blow Mold Technology and Other, and used the discounted cash flows methodology for United States - CFT. SFAS No. 142 allows the use of multiple methods to determine the fair value and the Company has been consistent in applying those methods to the segments. In management’s judgment, no events transpired during the first nine months of fiscal 2007 that would have required management to review goodwill for impairment as of May 31, 2007.
     The change in the gross carrying amounts and accumulated amortization for Blow Mold Technology from August 31, 2006 to May 31, 2007 was due to the effects of foreign currency translation.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The components of the Company’s intangible assets are as follows:

	May 31, 2007		August 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,688	$(8,602)	$9,688	$(8,414)
Debt issuance costs	12,094	(6,261)	11,903	(4,996)
Customer relationships	2,600	(2,600)	2,600	(2,600)
Covenants not-to-compete	1,272	(921)	829	(829)
Technology	400	(400)	400	(400)
Other	2,070	(840)	1,718	(653)

Total amortizable intangible assets	28,124	(19,624)	27,138	(17,892)

Non-amortizable intangible assets:

Trademarks	5,000	(5,000)	5,000	(5,000)

Total intangible assets	$33,124	$(24,624)	$32,138	$(22,892)

     Gross carrying amounts and accumulated amortization may fluctuate between periods due to the effects of foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the nine months ended May 31, 2007 and 2006 was $1,716 and $1,844, respectively. Amortization expense is estimated to be $555 for the remaining three months of fiscal 2007, $2,188 in fiscal 2008, $1,660 in fiscal 2009, $1,403 in fiscal 2010, $1,402 in fiscal 2011 and $1,292 in the remaining years thereafter.
10. Debt:
Long term debt consists of the following:

	May 31,	August 31,
	2007	2006
Senior notes	$180,000	$180,000
Senior revolving credit facility	31,550	24,901
Other	—	87

	211,550	204,988
Less: Current portion long-term debt	—	(30)

	$211,550	$204,958

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
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2007 and beyond. The June 29 Amendment allows a maximum of $7,000 to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50,000 to $60,000 with the amount in excess of $50,000 being based on the Company’s working capital/fixed asset

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13,500 to $16,500. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2007 and beyond. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At May 31, 2007, the Bank Prime Loan rate and the LIBOR Loan rate were 8.25% and 5.39%, respectively. At May 31, 2007, the Company had approximately $25,960 available for borrowing under the credit facility under the borrowing base formula described above.
Aggregate maturities of long-term debt:
     The aggregate maturities of long-term debt for the remaining three months of fiscal 2007 and the next four years and thereafter based on amounts outstanding at May 31, 2007 were as follows:

Three months ended August 31, 2007	$—
Year ended August 31, 2008	—
Year ended August 31, 2009	31,550
Year ended August 31, 2010	—
Year ended August 31, 2011	—
Thereafter	180,000

$211,550

Capital lease obligations:
     The Company acquired certain machinery and office equipment under noncancelable capital leases. Amounts owed under these leases were paid off during fiscal 2007. Property, plant and equipment include the following items held under capital lease obligations:

	May 31,	August 31,
	2007	2006
Equipment	$1,152	$1,152
Less accumulated depreciation	(751)	(663)

	$401	$489

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
Commitments and Contingencies:
     The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021 and with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Rent expense for the three month periods ended May 31, 2007 and 2006 was $1,362 and $1,360, respectively, and $4,083 and $4,058 for the nine months ended May 31, 2007 and 2006, respectively.
     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Three months ending August 31, 2007	$1,295
Fiscal year ending August 31, 2008	4,679
Fiscal year ending August 31, 2009	4,492
Fiscal year ending August 31, 2010	4,309
Fiscal year ending August 31, 2011	3,876
Thereafter	19,409

$38,060

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
12. Supplemental condensed consolidated financial statements:
     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are 100% owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International (“PTI”). The tables below set forth financial information of the guarantors and non-guarantors at May 31, 2007 and August 31, 2006 and for the three and nine months ended May 31, 2007 and 2006.
Supplemental Condensed Consolidated Balance Sheet
May 31, 2007

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:

Cash and cash equivalents	$985	$1,235	$1,357	$—	$3,577
Accounts receivable, net	11,348	17,999	8,038	(5,389)	31,996
Inventories, net	9,532	11,681	2,254	—	23,467
Other current assets	1,105	1,049	2,507	—	4,661

Total current assets	22,970	31,964	14,156	(5,389)	63,701
Property, plant and equipment, net	39,497	29,221	4,564	(16)	73,266
Goodwill	5,917	4,249	—	—	10,166
Debt issuance costs, net	5,833	—	—	—	5,833
Investment in subsidiaries	11,351	13,253	896	26	25,526
Common stock of subsidiaries	(15,306)	(18,988)	(4,318)	14,039	(24,573)
Other assets	4,069	66	74	—	4,209

Total assets	$74,331	$59,765	$15,372	$8,660	$158,128

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,067	$11,118	$5,632	$(5,389)	$19,428
Inter-company (receivable) payable	(70,513)	61,665	8,815	33	—
Other current liabilities	13,017	2,057	353	405	15,832

Total current liabilities	(49,429)	74,840	14,800	(4,951)	35,260
Long-term debt, less current portion	211,550	—	—	—	211,550
Other long-term obligations	3,837	(5)	(887)	—	2,945

Total liabilities	165,958	74,835	13,913	(4,951)	249,755

Other equity (deficit)	7,179	1,361	(879)	(482)	7,179
Accumulated equity (deficit)	(98,806)	(16,431)	2,338	14,093	(98,806)

Total shareholders’ equity (deficit)	(91,627)	(15,070)	1,459	13,611	(91,627)

Total liabilities and shareholders’ equity (deficit)	$74,331	$59,765	$15,372	$8,660	$158,128

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Balance Sheet
August 31, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$827	$1,270	$552	$—	$2,649
Accounts receivable, net	10,530	19,873	5,266	(1,693)	33,976
Inventories, net	7,921	11,583	2,023	—	21,527
Other current assets	1,059	1,449	1,714	—	4,222

Total current assets	20,337	34,175	9,555	(1,693)	62,374
Property, plant and equipment, net	37,042	30,847	4,250	(16)	72,123
Goodwill	5,917	4,118	—	—	10,035
Debt issuance costs, net	6,907	—	—	—	6,907
Investment in subsidiaries	(2,115)	25,667	897	1,597	26,046
Common stock of subsidiaries	(1,267)	(18,988)	(4,357)	—	(24,612)
Other assets	3,715	82	71	—	3,868

Total assets	$70,536	$75,901	$10,416	$(112)	$156,741

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,609	$11,587	$1,572	$(1,693)	$20,075
Inter-company (receivable) payable	(71,898)	61,138	10,804	(44)	—
Other current liabilities	10,518	2,530	726	505	14,279

Total current liabilities	(52,771)	75,255	13,102	(1,232)	34,354
Long-term debt, less current portion	204,900	—	58	—	204,958
Other long-term obligations	4,268	(127)	(851)	—	3,290

Total liabilities	156,397	75,128	12,309	(1,232)	242,602
		517

Other equity (deficit)	6,227	517	(999)	482	6,227
Accumulated equity (deficit)	(92,088)	256	(894)	638	(92,088)

Total shareholders’ equity (deficit)	(85,861)	773	(1,893)	1,120	(85,861)

Total liabilities and shareholders’ equity (deficit)	$70,536	$75,901	$10,416	$(112)	$156,741

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three Months Ended
May 31, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$30,379	$34,135	$7,892	$(3,687)	$68,719
Cost of sales	24,488	31,357	5,736	(3,618)	57,963

Gross profit	5,891	2,778	2,156	(69)	10,756

Selling, general and administrative	3,562	1,601	649	(69)	5,743
Research and development	680	366	—	—	1,046
Gain on sale of property, plant and equipment	(7)	—	(11)	—	(18)
Amortization of intangibles	137	1	—	—	138
Restructuring costs	24	18	—	—	42

Income from operations	1,495	792	1,518	—	3,805

Interest income	(2)	(9)	(2)	—	(13)
Interest expense	4,478	46	—	—	4,524
Amortization of debt financing costs	418	—	—	—	418
Foreign currency transaction gain	(191)	(483)	(8)	—	(682)
Inter-company interest (income) expense	(1,305)	1,164	141	—	—
Other (income) expense, including (income) expense from equity investments, net	(666)	71	3	551	(41)

(Loss) income before income taxes	(1,237)	3	1,384	(551)	(401)

Income tax expense	83	644	192	—	919

Net (loss) income	$(1,320)	$(641)	$1,192	$(551)	$(1,320)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three Months Ended
May 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$30,735	$37,462	$5,940	$(2,946)	$71,191
Cost of sales	24,917	32,164	4,116	(2,740)	58,457

Gross profit	5,818	5,298	1,824	(206)	12,734

Selling, general and administrative	3,918	1,405	758	(206)	5,875
Research and development	593	325	—	—	918
Litigation settlement	5,500	—	—	—	5,500
(Gain) loss on sale of property, plant and equipment	(40)	30	—	—	(10)
Amortization of intangibles	128	72	—	—	200
Restructuring costs	83	117	—	—	200

(Loss) income from operations	(4,364)	3,349	1,066	—	51

Interest income	—	(10)	(2)	—	(12)
Interest expense	4,213	38	—	—	4,251
Amortization of debt financing costs	403	—	—	—	403
Foreign currency transaction (gain) loss	(1,060)	417	(5)	—	(648)
Inter-company interest (income) expense	(1,337)	1,207	130	—	—
Other (income) expense, including (income) expense from equity investments, net	(1,765)	95	—	1,668	(2)

(Loss) income before income taxes	(4,818)	1,602	943	(1,668)	(3,941)

Income tax expense	2	877	—	—	879

Net (loss) income	$(4,820)	$725	$943	$(1,668)	$(4,820)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Nine Months Ended
May 31, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$90,214	$98,544	$21,751	$(10,727)	$199,782
Cost of sales	72,525	90,918	16,254	(10,335)	169,362

Gross profit	17,689	7,626	5,497	(392)	30,420

Selling, general and administrative	11,027	4,733	1,979	(392)	17,347
Research and development	1,926	1,016	—	—	2,942
Gain on sale of property, plant and equipment	(16)	(8)	(17)	—	(41)
Amortization of intangibles	465	2	—	—	467
Restructuring costs	105	137	2	—	244

Income from operations	4,182	1,746	3,533	—	9,461

Interest income	(22)	(30)	(4)	—	(56)
Interest expense	13,263	131	1	—	13,395
Amortization of debt financing costs	1,249	—	—	—	1,249
Foreign currency transaction (gain) loss	(481)	54	(76)	—	(503)
Inter-company interest (income) expense	(3,891)	3,480	411	—	—
Other (income) expense, including (income) expense from equity investments, net	528	747	25	(852)	448

(Loss) income before income taxes	(6,464)	(2,636)	3,176	852	(5,072)

Income tax expense	250	1,042	350	—	1,642

Net (loss) income	$(6,714)	$(3,678)	$2,826	$852	$(6,714)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Nine Months Ended
May 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$88,565	$104,329	$15,719	$(8,098)	$200,515
Cost of sales	71,507	92,140	11,857	(7,424)	168,080

Gross profit	17,058	12,189	3,862	(674)	32,435

Selling, general and administrative	12,055	4,907	2,340	(674)	18,628
Research and development	1,893	983	—	—	2,876
Litigation settlement	7,000	—	—	—	7,000
(Gain) loss on sale of property, plant and equipment	(311)	(586)	1	—	(896)
Amortization of intangibles	418	216	—	—	634
Restructuring costs	309	544	—	—	853

(Loss) income from operations	(4,306)	6,125	1,521	—	3,340

Interest income	—	(34)	(4)	—	(38)
Interest expense	12,663	83	1	—	12,747
Amortization of debt financing costs	1,210	—	—	—	1,210
Foreign currency transaction (gain) loss	(1,061)	(58)	15	—	(1,104)
Inter-company interest (income) expense	(3,794)	3,418	376	—	—
Other (income) expense, including (income) expense from equity investments, net	(2,437)	241	(21)	2,220	3

(Loss) income before income taxes	(10,887)	2,475	1,154	(2,220)	(9,478)

Income tax expense	1,116	1,409	—	—	2,525

Net (loss) income	$(12,003)	$1,066	$1,154	$(2,220)	$(12,003)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended
May 31, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow provided by operations	$1,885	$2,840	$1,579	$—	$6,304

Additions to property, plant and equipment	(7,852)	(3,091)	(799)	—	(11,742)
Proceeds from the sale of property, plant and equipment	34	10	—	—	44
(Increase) decrease in other assets, net	(473)	130	(10)	—	(353)

Net cash used in investing activities	(8,291)	(2,951)	(809)	—	(12,051)

Borrowings under revolver	18,849	—	—	—	18,849
Repayments under revolver	(12,200)	—	—	—	(12,200)
Repayments on other long-term obligations	(87)	—	—	—	(87)
Payment of debt issuance costs	(175)	—	—	—	(175)
Other	177	41	—	—	218

Net cash provided by financing activities	6,564	41	—	—	6,605

Effect of exchange rate changes on cash	—	35	35	—	70

Increase (decrease) in cash	158	(35)	805	—	928

Cash and cash equivalents at beginning of period	727	1,270	552	—	2,549

Cash and cash equivalents at end of period	$885	$1,235	$1,357	$—	$3,477

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended
May 31, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow provided by operations	$8,724	$3,679	$937	$—	$13,340

Additions to property, plant and equipment	(4,077)	(3,628)	(298)	—	(8,003)
Proceeds from the sale of property, plant and equipment	3,187	1,122	(1)	—	4,308

Net cash used in investing activities	(890)	(2,506)	(299)	—	(3,695)

Borrowings under revolver	16,713	—	—	—	16,713
Repayments under revolver	(23,876)	—	—	—	(23,876)
Other	(133)	(130)	(26)	—	(289)

Net cash used in financing activities	(7,296)	(130)	(26)	—	(7,452)

Effect of exchange rate changes on cash	—	69	(9)	—	60

Increase in cash	538	1,112	603	—	2,253

Cash and cash equivalents at beginning of period	288	857	718	—	1,863

Cash and cash equivalents at end of period	$826	$1,969	$1,321	$—	$4,116

13. Income taxes:
Income tax expense for the three and nine months ended May 31, 2007 and 2006 consisted of the following:

	For the Three		For the Nine
	Months Ended		Months Ended

	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	801	835	1,317	2,065

	801	835	1,317	2,065

Deferred	118	44	325	460

	$919	$879	$1,642	$2,525

     Income tax expense reported in the accompanying Condensed Consolidated Statements of Operations is primarily the result of taxable earnings generated in the Company’s Blow Mold Technology and China operations. The effective tax rate differs from the statutory tax rate primarily as a result of a valuation allowance. The Company has provided valuation allowances of $39,400 and $36,138 against deferred tax assets as of May 31, 2007 and August 31, 2006, respectively, to reduce deferred tax assets to the amounts expected to be realized. The increase in the valuation allowances is primarily related to increases in net operating losses in certain of the Company’s taxable jurisdictions.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
14. Related party transactions:
     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $500 and $1,741 for the three months ended May 31, 2007 and 2006, respectively, and $1,244 and $4,686 for the nine months ended May 31, 2007 and 2006, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. - Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.
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

     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.1 million and $1.4 million as of May 31, 2007 and August 31, 2006, respectively.
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
     Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first-in, first-out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.9 million and $1.4 million as of May 31, 2007 and August 31, 2006, respectively.
     Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. No significant impairment loss was recognized during the three and nine months ended May 31, 2007 and 2006, respectively.
     Impairment of goodwill and non amortizing assets. At August 31, 2006, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States - Closures and Corporate, Blow Mold Technology and Mexico and used the discounted cash flows methodology for United States - CFT. Based on our reviews, we recorded an impairment loss of $16.7 million for United States - CFT and $1.2 million for Mexico during fiscal 2006. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We have provided valuation allowances of $39.4 million and $36.1 million against net deferred tax assets as of May 31, 2007 and August 31, 2006, respectively.
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
Results of operations
Three months ended May 31, 2007 compared to the three months ended May 31, 2006
     Sales. Sales decreased $2.5 million to $68.7 million for the third quarter of fiscal 2007 compared to $71.2 million for the third quarter of fiscal 2006. Sales at our China operations increased $1.4 million primarily due to increased sales of 5 gallon closures and cosmetics. Offsetting these increases were decreased sales at our Blow Mold Technology operations of $1.0 million primarily due to passing lower resin cost to customers and decreased pricing to two of our largest customers. Unit volume at our Blow Mold Technology operation increased quarter over quarter. Sales at PTI decreased $0.9 million due to decreased cosmetic closure volume from moving some product offshore and lower average selling prices. Sales at our Mexico operations decreased $0.6 million due to a decrease in sales volume mainly in the 38mm and 5 gallon closures. United Kingdom sales decreased $1.0 million due to a decrease in closure sales resulting from a reduction in volume from one of our largest customers and lower pricing. Sales in US Closures decreased $0.4 million due primarily to passing lower resin costs to customers.
     Gross profit. Gross profit decreased $2.0 million to $10.7 million for the third quarter of fiscal 2007 compared to $12.7 million for the third quarter of fiscal 2006. The decrease in gross profit was due primarily to the lower gross profits at PTI of $1.4 million resulting from lower sales, increased scrap, higher outside subcontractor costs and increased labor costs due to poor manufacturing efficiencies and equipment maintenance issues that occurred during the third quarter of fiscal 2007. Also contributing to lower gross margins was the loss of sales volume in the United Kingdom coupled with higher labor and utility costs. The decrease in sales volume at our Mexico facility lowered gross margin slightly for that segment. Partially offsetting these lower margins were increased margins in China due to higher sales volume. Canada and US Closures gross margin also increased quarter over quarter mainly due to cost reduction activities. As a percentage of sales, gross profit decreased to 15.7% for the third quarter of fiscal 2007 from 17.9% for the same quarter of fiscal 2006.
     For the three months ended May 31, 2007, direct materials, labor and overhead costs represented 47.0%, 15.7% and 21.7% of sales, respectively, compared to 46.2%, 14.3% and 21.6%, respectively, for the three months ended May 31, 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million to $5.7 million for the third quarter of fiscal 2007 compared to $5.9 million for the third quarter of fiscal 2006. Selling costs increased $0.1 million due primarily to increased business development activities in Europe. General and administrative costs decreased due to lower legal and bonus expenses. Selling, general and administrative expenses remained relatively stable as a percentage of sales at 8.4% for the third quarter of fiscal 2007 as compared to 8.3% for the same quarter of fiscal 2006.
     Research and development expenses. Research and development expenses increased $0.1 million to $1.0 million for the third quarter of fiscal 2007 compared to $0.9 million for the third quarter of fiscal 2006. The increase is due primarily to an increase in headcount and higher prototype expenses.
     Litigation settlement. During the third quarter of fiscal 2006, the Company accrued $5.5 million relating to the Blackhawk litigation matter. This matter was settled in May 2006.
     Gain from sale of property, plant and equipment. For the third quarter ended May 31, 2007 and 2006 there was minimal activity resulting in a small gain for each period.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology, licenses, tradenames, covenants not-to-compete and customer relationships) decreased to $0.1 million for the third quarter of fiscal 2007 compared to $0.2 million reported for the third quarter of fiscal 2006.
     Restructuring costs. Restructuring charges decreased to $0.1 million for the third quarter of fiscal 2007 compared to $0.2 million for the third quarter of fiscal 2006. Fiscal year 2007 restructuring charges for the third quarter relate primarily to the Company’s US Closures and PTI divisions. These restructuring charges related to the elimination of certain personnel in the US Closure and PTI US plants and relate primarily to employee severance. Fiscal 2006 restructuring charges were for severance costs relating primarily to the Company’s corporate selling, general and administrative departments, Mexico and the United Kingdom.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $3.7 million to $3.8 million for the third quarter of fiscal 2007 compared to income from operations of $0.1 million for the third quarter of fiscal 2006, primarily due to the non recurring expense relating to the Blackhawk litigation settlement, which occurred in fiscal 2006. The elimination of the litigation cost in fiscal year 2007 was offset partially by a smaller gain on the sale of property and equipment and lower gross margins. Income from operations increased as a percentage of sales to 5.5% in the third quarter of fiscal 2007 compared to 0.1% in the same period of fiscal 2006.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.

     Interest expense increased $0.2 million to $4.5 million for the third quarter of fiscal 2007 compared to $4.3 million for the third quarter of fiscal 2006. The increase is due to an increase in the senior secured credit facility.
     Amortization of debt issuance costs remained constant at $0.4 million for the three months ended May 31, 2007 and 2006. The amortization of debt issuance cost is consistent between periods due to the Company incurring minimal additional cost related to issuance cost.
     We recognized a gain of $0.7 million on foreign exchange transactions for the third quarter of fiscal 2007 compared to a gain of $0.6 million for the third quarter of fiscal 2006. The gain on foreign exchange transactions for the three months ended May 31, 2007 was due primarily to the Canadian dollar performing stronger against the U.S. dollar. The gain in foreign exchange transactions for the three months ended May 31, 2006 was due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar.
     Income tax expense. The income tax expense for the third quarter of fiscal 2007 was $0.9 million on loss before income taxes of $0.4 million, compared to $0.9 million on loss before income taxes of $3.9 million for the third quarter of fiscal 2006. The income tax expense for third quarter is a result of income generated primarily in Canada and China. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $1.3 million for the third quarter of fiscal 2007 compared to a net loss of $4.8 million for the third quarter of fiscal 2006. The improvement in net loss was due primarily to no litigation expense in fiscal 2007. These income improvements were partially offset by a decrease in gross margins for the third quarter of 2007 compared to the same quarter of 2006.
Nine months ended May 31, 2007 compared to the nine months ended May 31, 2006
     Sales. Sales decreased $0.7 million to $199.8 million for the nine months ended May 31, 2007 compared to $200.5 million for the nine months ended May 31, 2006. Sales at our Blow Mold Technology operations decreased $1.4 million primarily due to an unfavorable product mix, decreased average selling prices resulting from lower resin costs passed back to the customers and price concessions given. Sales at our Mexico operations decreased $0.8 million due to decreased sales volume of 38mm and 5 gallon closures. United Kingdom sales decreased $2.3 million due to a decrease in volume and pricing concessions. US Closures sales decreased by $0.8 million primarily as a result of passing lower resin costs back to customers as part of contractual agreements. Offsetting these decreases were increases in sales at our China operations of $2.2 million primarily due to increased 5 gallon closures and cosmetic product sales. Sales at PTI increased $0.3 million due to increased cosmetic closure volume related to timing of orders. Sales at our Czech operations increased $1.9 million due primarily to increased cosmetic jar and closure sales. Sales at our Equipment and Tooling division increased $0.5 million due to increased volume.
     Gross profit. Gross profit decreased $2.0 million to $30.4 million for the nine months ended May 31, 2007 compared to $32.4 million for the nine months ended May 31, 2006. Gross profits decreased at PTI by $2.0 million, mainly due to lower margins reported in the US for products produced from China and higher labor and material costs due mainly to poor manufacturing productivity, higher scrap and equipment maintenance issues. Decreased margins in the UK resulted from decreased sales volume, lower pricing and increased rent and utilities costs. China increased gross profit by $0.5 million due to increased sales volume. Czech increased gross profit by $0.2 million due to higher sales volumes and improved operating efficiencies. As a percentage of sales, gross profit decreased to 15.2% for the nine months ended May 31, 2007 from 16.2% for the same period of fiscal 2006.
     For the nine months ended May 31, 2007, direct materials, labor and overhead costs represented 47.9%, 15.5% and 21.4% of sales, respectively, compared to 46.5%, 15.4% and 21.9%, respectively, for the nine months ended May 31, 2006. Direct material costs increased by $2.4 million for the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006 due primarily to higher scrap in cosmetic products and costs on products sold that are manufactured by a third party.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.3 million to $17.3 million for the nine months ended May 31, 2007 compared to $18.6 million for the nine months ended May 31, 2006. The reduction in these expenses has been a result of decreased legal expenses, lower bonus expense, a decrease in medical insurance claims, various cost improvement programs that have been implemented by the Company and the non recurring expense due to the dissolution of our MDC Plan in fiscal 2006. Partially offsetting these decreases was an increase of $0.7 million due to costs associated with converting new customers filling lines to be compatible with our closures. Selling, general and administrative expenses decreased as a percentage of sales to 8.7% for the nine months ended May 31, 2007 from 9.3% for the same period of fiscal 2006.
     Research and development expenses. Research and development expenses remained constant at $2.9 million for the nine months ended May 31, 2007 .
     Litigation settlement. In fiscal 2006, the Company accrued $7.0 million for the Blackhawk litigation matter. This matter was settled in May 2006.
     Gain from sale of property, plant and equipment. For the nine months ended May 31, 2007 there was minimal activity resulting in a small gain compared to a gain of $0.9 million for the nine months ended May 31, 2006.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology, licenses, tradenames, covenants not-to-compete and customer relationships) reported at $0.5 million for the nine months ended May 31, 2007 compared to $0.6 million for the nine months ended May 31, 2006.
     Restructuring costs. Restructuring charges decreased $0.7 million to $0.2 million for the nine months ended May 31, 2007 compared to $0.9 million for the nine months ended May 31, 2006. Fiscal 2007 restructuring charges related primarily to the Company’s US Closures and PTI divisions. Fiscal 2006 restructuring charges related primarily to the relocation of the Company’s Allied Tool division from Michigan to Pennsylvania. The Company also incurred restructuring charges related to the Company’s corporate selling, general and administrative activities and the Blow Mold Technology division closing of a plant.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations increased $6.2 million to $9.5 million for the nine months ended May 31, 2007 compared to $3.3 million for the nine months ended May 31, 2006. Income from operations increased as a percentage of sales to 4.7% in the nine months ended May 31, 2007 compared to 1.7% in the same period of fiscal 2006.

     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.7 million to $13.4 million for the nine months ended May 31, 2007 compared to $12.7 million for the nine months ended May 31, 2006. The increase is due to an increase in the amount outstanding on the senior secured credit facility as compared to May 31, 2006 and a slight increase in interest rates.
     Amortization of debt issuance costs remained relatively constant at $1.3 million for the nine months ended May 31, 2007 and 2006. The amortization of debt issuance cost remained constant due to the Company not incurring any additional costs and the current costs being amortized on the straight line method over the life of the loan.
     We recognized a gain of $0.5 million on foreign exchange transactions for the nine months ended May 31, 2007 compared to a gain of $1.1 million for the nine months ended May 31, 2006. The gain on foreign exchange transactions for the nine months ended May 31, 2007 was due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar. The gain on foreign exchange transactions for the nine months ended May 31, 2006 was due primarily to the Canadian dollar performing stronger against the U.S. dollar.
     Income tax expense. The income tax expense for the nine months ended May 31, 2007 was $1.6 million on loss before income taxes of $5.1 million, compared to $2.5 million on loss before income taxes of $9.5 million for the nine months ended May 31, 2006. The income tax expense for the nine months ended May 31, 2007 is a result of income generated primarily in Canada and China, being partially offset by the benefit generated on the loss in the United Kingdom. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $6.7 million for the nine months ended May 31, 2007 compared to a net loss of $12.0 million for the nine months ended May 31, 2006. The improvement in net loss was due primarily to a reduction of labor, overhead expenses and decreased selling general and administrative expenses and the elimination of litigation settlement expense relating to the Blackhawk matter, partially offset by an unfavorable foreign exchange effect and a smaller gain on the sale of property and equipment for the nine months ended May 31, 2007 compared to the same period of 2006.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At May 31, 2007, we had cash and cash equivalents, including restricted cash, of $3.6 million, an increase of $0.9 million from August 31, 2006.
     Operating activities. Cash provided by operations totaled $6.3 million for the nine months ended May 31, 2007, which represented a $7.0 million decrease from the $13.3 million provided by operations for the nine months ended May 31, 2006. The decrease in cash provided by operations is due to a reduction in legal and general accruals. Offsetting these reductions was an increase in cash provided by accounts receivables as compared to the prior period and improved financial performance related to employee cost reductions programs, productivity enhancements and other cost reduction activities. Working capital (current assets less current liabilities)

increased by $0.4 million to $28.4 million as of May 31, 2007, compared to $28.0 million as of August 31, 2006.
     Investing activities. Cash used in investing activities totaled $12.1 million for the nine months ended May 31, 2007, which represented an $8.4 million increase from the $3.7 million cash from investing activities for the nine months ended May 31, 2006. For the nine months ended May 31, 2007, cash used in investing activities was primarily due to additions to property, plant and equipment. For the nine months ended May 31, 2006, net cash provided by investing activities primarily related to the proceeds from the sale of our office building in San Jose, California, the warehouse in Woonsocket, Rhode Island and our facility in Sumter, South Carolina, which was offset by additions to property, plant and equipment. We are projecting to spend approximately $16.0 million for additions to property, plant and equipment for the fiscal year ended August 31, 2007.
     Financing activities. At May 31, 2007, we had total indebtedness of $211.6 million, $180.0 million of which was attributable to the Senior Notes. The remaining indebtedness of $31.6 million was attributable to our senior secured credit facility.
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
     Concurrently with the offering of the Senior Notes, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) we are required to maintain EBITDA for any 12-

month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) we no longer are required to maintain a borrowing availability amount; and (d) the amount we can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The June 29 Amendment allows a maximum of $7.0 million to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50.0 million to $60.0 million with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13.5 million to $16.5 million. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At May 31, 2007, the Bank Prime Loan rate and LIBOR Loan rate were 8.25% and 5.39%, respectively. At May 31, 2007, we had $26.0 million available for borrowings under our credit facility under the borrowing base formula described above.
     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. We were in compliance with these covenants at May 31, 2007 and believe that we will attain the projected results to ensure compliance with the covenants throughout fiscal 2007 and beyond. However, adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lenders, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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

Contractual obligations
     The following sets forth our contractual obligations as of May 31, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:	(dollars in thousands)

Long-term debt, including current portion:

Senior Notes (1)	$250,538	$14,850	$29,700	$205,988	$—

Revolver (2)	$35,961	$2,647	$33,314	$—	$—

Operating lease obligations (3)	$38,060	$1,295	$9,170	$8,186	$19,409

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1st and August 1st of each year. Interest began accruing January 23, 2004 and the first interest payment was made August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. On October 19, 2006 the Company amended its senior revolving credit facility, this amendment increased the maximum loan limit under the credit facility from $50.0 million to $60.0 million with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2007 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2007 are estimated to be $5.4 million.
Related party transactions
     We engage in certain related party transactions throughout the course of our business. Related party sales of $0.5 million and $1.7 million for the three months ended May 31, 2007 and 2006, respectively and $1.2 million and $4.7 million for the nine months ended May 31, 2007 and 2006, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. - Certain Relationships and Related Transactions” and Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2006.

Recent accounting pronouncements
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of FIN 48.
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
Exchange rate sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month-end exchange rates. Income and expense items are translated at average exchange rates for the relevant periods. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and nine months ended May 31, 2007, we incurred a gain of $0.7 million and $0.5 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Blow Mold Technology customer, Saputo, accounted for approximately 10% of sales for the three months ended May 31, 2007 and 2006 respectively, and 10% and 12% of sales for the nine months ended May 31, 2007 and 2006, respectively and 6% of accounts receivable as of May 31, 2007.
Resin price sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal year 2007 the price of resin continued to fluctuate substantially in both a favorable and unfavorable manner. During fiscal 2005 and fiscal 2006, we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during fiscal 2005 and fiscal 2006 have materially and adversely affected our gross margins and operating results for those periods. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended May 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     As of May 31, 2007, our total indebtedness was approximately $211.6 million, $180.0 million of this amount represented the 8 1/4 Senior Notes due 2012, $31.6 million represented funds drawn down under our senior secured credit facility. Moreover, as of May 31, 2007 we have a total shareholders’ deficit of $91.6 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our 8 1/4 Senior Notes. Among other things, our level of indebtedness may:
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
     Future adverse changes in our operating results or other negative developments, such as increases in interest rates or in resin prices, shortages of resin supply or decreases in sales of our products, could result in our being unable to comply with the fixed charge covenant ratio and other financial covenants in our senior secured credit facility. If we fail to comply with any of our loan covenants in the future and are unable to obtain waivers from our lenders, we could be declared in default under these agreements, and our lenders could accelerate our obligations hereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition, results of operations and cash flows would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2005 and fiscal 2006 have materially and adversely affected our gross margins and operating results for those periods. During fiscal year 2007 resin prices have significantly affected our sales price in both a favorable and unfavorable manner. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass-through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At May 31, 2007, we had cash and cash equivalents, including restricted cash, of $3.6 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes and the remaining $1.5 million payments for the Blackhawk Molding Company Inc. litigation settlement. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
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
     Many of our products are used to cap beverage and food products. From time to time in the past, we and other producers of similar products have received complaints from customers and end-consumers claiming that such products might cause or have almost caused injury to the end-consumer. In some instances, such claims have alleged defects in manufacture or faulty design of our closures. In the event an end-consumer suffers a harmful accident, we could incur substantial costs in responding to complaints or litigation. Further, if any of our products were found to be defective, we could incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation.
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
     Jack L. Watts (a member of our Board of Directors), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a Senior Advisor to J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our security holders. We currently have three independent directors on our Board of Directors. Our Board of Directors and Compensation Committee have not met the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange, but the Audit Committee does. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

ITEM 6. EXHIBITS
     Exhibits

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)
Date: July 12, 2007	/s/ Michael T. Morefield
Michael T. Morefield
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and Michael T. Morefield, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002