Form 10-K
period 2007-08-31
PORTOLA PACKAGING INC
filed 2007-11-28
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007

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
12,014,770 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non–voting Class A Common Stock and 9,879,778 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at November 27, 2007.

PORTOLA PACKAGING, INC.
ANNUAL REPORT ON FORM 10–K
YEAR ENDED AUGUST 31, 2007

		Page
	PART I

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	71
	PART III
Item 10.	Directors and Executive Officers of the Registrant	72
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item 13.	Certain Relationships and Related Transactions and Director Independence	82
Item 14	Principal Accountant Fees and Services	82
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	83
	Signatures	88
	Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	90
EX-16.01
EX-21.01
EX-23.01
EX-23.02
EX-31.01
EX-31.02
EX-32.01
Cap Snap®, Snap Cap®, Portola Packaging®, Nepco®, Tech Industries, Inc.® Easy Fit.®, Fusion ®, Smart
Flow.®, Steri-Shield.® and the Portola logo are our registered trademarks used in this Annual Report on Form 10–K.

NOTE:	ALL REQUESTS FOR TRANSFER OR OTHER CHANGES IN YOUR PORTOLA PACKAGING, INC. STOCK CERTIFICATES SHOULD BE SENT TO: KIM WEHRENBERG, SECRETARY, PORTOLA PACKAGING, INC., 951 DOUGLAS ROAD, BATAVIA, IL 60510

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     In addition to historical information, this report includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10–K, including, without limitation, statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financing alternatives, financial position, business strategy, plans and objectives of management for future operations, and industry conditions, are forward–looking statements. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward–looking statements. Readers are referred to the sections of this report entitled “Raw Materials and Production,” “Product Development,” “Competition,” “Risk Factors,” “Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk.” These sections describe risks that could cause actual results to differ materially from such forward–looking statements. Although we believe that the expectations reflected in any such forward–looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct, as they only reflect management’s opinions as of the date hereof. Any forward–looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, competition in our markets, and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward–looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward–looking statements except as required by law. Readers should carefully review the risk factors described in this paragraph, elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10–Q we will file in fiscal 2008.
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
     We believe that we are the sole or largest supplier to our top 25 customers of the products we supply to them. We have supplied products to these customers for an average of sixteen years. We sold 12.3 billion closures and bottles in fiscal 2007 to over 2,100 customers under the names Snap Cap, Nepco, Portola, Tech Industries, Portola Tech International and other brand names. We sell our products to such beverage, food and consumer product companies as Dean Foods, Saputo, Dairy Crest, Arla Foods, Kroger, Perrier Water/Nestle, Estée Lauder, Avon and Coca–Cola.
     Many features of our products have been developed through our significant research and development efforts. For example, we developed the “tear strip” feature that has become a standard tamper evident mechanism for non–carbonated beverage and food products. In addition, we have developed most of the technical information and know–how that we believe necessary to operate our business. We hold more than 277 domestic and foreign patents, with additional patent applications pending, on the design of container closures and compatible neck finishes.
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
History
     We were founded in 1964 and were acquired from our founders in 1986 by a group led by Jack L. Watts. We reincorporated in the State of Delaware on April 29, 1994. We have grown from $31.4 million in sales and 2.4 billion in closure units sold in fiscal 1988 to $269.6 million in sales and 12.0 billion closures and 305.0 million bottles sold in fiscal 2007. Portola’s senior management has significant experience in the plastic packaging business.

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
     On September 19, 2003, we acquired all of the outstanding capital stock of Tech Industries, Inc., (renamed as Portola Tech International, or PTI, subsequent to the acquisition; accordingly, we refer to Tech Industries, Inc. as PTI throughout this Form 10-K) for approximately $40.0 million (including assumed liabilities and transaction costs). PTI is a manufacturer of plastic closures and containers for the CFT industries. PTI’s customers include Estée Lauder and Avon, each of which has used our products for approximately 40 years. Tech Industries, Inc. provided us with an entrance to the CFT market, where advanced design capabilities and specialized manufacturing processes are required. We funded the purchase price for PTI through borrowings under our existing credit facility.
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
     Plastic closures. We offer a wide variety of plastic closures under each of our principal product lines to satisfy a great number of application and customer requirements. Our plastic closures for beverages are broadly grouped into five categories: (i) small closures used to cap blowmolded plastic bottles, (ii) closures for five–gallon returnable glass and plastic water cooler bottles, (iii) widemouth closures for institutional food products, (iv) fitments for gable–top containers (such as conventional paperboard milk and juice cartons) and (v) push–pull dispensing closures for bottled water, flavored water and sports drinks. Our plastic closures range in size from 26 mm to 110 mm and conform to international packaging standards. We offer 30 standard colors, and also offer a high degree of product distinction for our customers through over 300 custom–blended colors. In addition, we offer sophisticated printing, embossing and adhesive labeling capabilities. Most of our plastic closures offer a snap–on, snap–screw or screw feature, designs which are preferred by packagers because they reduce production costs. Our plastic closures also incorporate tear strips, breakaway bands or other visible tamper evident devices, a feature that has become an industry standard for non–carbonated beverage and food products. Our sales of plastic closures represented approximately 62%, 64% and 66% of total sales in fiscal 2007, 2006 and 2005, respectively.
     The following describes our principal closure lines for the non-carbonated beverage and institutional food markets:
•	Closures for gallon and half–gallon plastic containers. We are a leading provider of 38 mm closures used primarily for gallon and half–gallon blowmolded containers for milk, fruit juices and bottled water in the United States, and similar plastic containers in Canada, Mexico and the United Kingdom. These closures represented $123.6 million of total sales in fiscal 2007.

•	Five–gallon closures. We are a leading provider of plastic closures for five–gallon returnable glass and plastic water cooler bottles in the United States and similar containers in Canada, Mexico, China and the United Kingdom. These closures represented $28.1 million of total sales in fiscal 2007.

•	Other food and beverage closures. We produce a variety of specialty closures for the beverage and food markets. These products include (i) wide mouth closures for plastic containers used in institutional food applications such as condiments, mayonnaise and salad dressing, (ii) re–closeable plastic dispensing fitments for gable–top paperboard cartons used for orange juice, lemonade, other juice, dairy and soy products, and (iii) push–pull dispensing tamper evident closures for bottled water, fruit juices and sport drinks. We believe that we are a leader in many of these markets in the United States, Canada and the United Kingdom. These products represented $15.9 million of total sales in fiscal 2007.
     Cosmetic closures and jars. We produce and market custom bottle caps and jar covers for personal care, cosmetics products, fragrance and toiletries. We believe that we are a leader in providing closures for the CFT market, with particular strength in compression–molded closures used in high–end product applications. PTI has had long–standing relationships, averaging over 20 years, with five out of the seven major global cosmetics companies, including Avon, Estée Lauder and L’Oreal. These closures and jars represented $34.8 million, $30.5 million and $28.5 million of total sales for fiscal 2007, 2006 and 2005, respectively or 13% of total sales for fiscal 2007, and 11% for fiscal year 2006 and 2005.
     Plastic bottles. We produce a wide variety of blowmolded high density plastic bottles in Canada for use primarily in the dairy, bottled water and fruit juice industries. We also produce five–gallon polycarbonate water bottles in Mexico and the United Kingdom. The ability to sell the closures and bottles together enables the Canadian, Mexican and United Kingdom operations to provide their customers with a complete packaging system. Through our joint venture, Capsnap Europe Packaging, GmbH (“CSE”), we sell five–gallon polycarbonate bottles and closures primarily in Europe. In the CFT market, PTI offers a line of heavy wall PETG and polypropylene jars that complement our closure offerings. Our sales of bottles represented $43.1 million, $45.6 million and $41.5 million of total sales for fiscal 2007, 2006 and 2005, respectively or 16%, 17% and 16% of total sales in fiscal 2007, 2006 and 2005, respectively.

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
     We also manufacture and sell high quality tooling and molds used in the blowmolding industry for the manufacture of bottles. These capabilities allow us to rapidly respond to customers tooling needs, enhancing our ability to provide a complete solution to our customers. Our sales of equipment and tooling represented $7.6 million, $7.0 million and $7.5 million of total sales for fiscal 2007, 2006 and 2005, respectively or 3% of total sales for each fiscal year 2007, 2006 and 2005.
Product development
     We continue to be committed to product development and engineering in areas of our sales and operations. Our research and development group and engineering staff, as well as a number of skilled package design consultants, engage in a range of design and development services, focusing on (i) new products and existing product enhancements, (ii) tooling and molds necessary for manufacturing plastic closures and (iii) capping equipment compatible with our closures and our customers’ containers. Research and development expenditures for fiscal 2007, 2006 and 2005 were $4.0 million, $3.9 million and $3.8 million, respectively.
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
Intellectual property
     As of August 31, 2007, we held more than 277 domestic and foreign patents on the design of our products, including container closures, compatible neck finishes, handling equipment and related processes and additional patent applications are pending. We rely primarily on our patents to protect our intellectual property and are committed to developing new proprietary innovations in tamper evident plastic closures, bottles, related equipment and tooling for the food and beverage and CFT industries, which we expect to provide us with a competitive advantage in many new product areas. A number of our prior patents relating to one of our beverage closure product lines have expired in recent years. We believe this adversely affected our gross margins as competitors who have become free to imitate Portola designs have begun to compete aggressively in product pricing. Our current issued patents expire on various dates between 2008 and 2025. Similarly, we face the risk that our intellectual property may be misappropriated, particularly in certain foreign countries whose laws may not protect our intellectual property rights to the same extent as the laws of the United States, which could negatively affect our business. Our continued innovation in the markets served, as well as new markets, is designed to counteract this situation. We also have a number of trademarks that are deemed valuable to our business. We have developed most of the technical information and know–how in house that is used to operate our business.
Raw materials and production
     As of August 31, 2007, the principal raw material for our plastic closures and bottles was injection and blowmolding grade resin, which accounted for approximately 65.4% of the cost of all raw materials purchased for our plastic closures and bottles in fiscal 2007. Resin can be purchased from a number of reliable, competitive producers and is priced as a commodity. The majority of the resin we use in production is low density polyethylene (“LDPE”). We also use high density polyethylene, linear low density polyethylene, polypropylene and polycarbonate. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national bulk resin pricing. These prices are based on current market conditions and do not involve fixed quantities and therefore they are not considered derivatives. While resin prices can fluctuate substantially over relatively short periods of time, we have not experienced any significant difficulties over the past ten years in obtaining sufficient quantities of resin. In the past, we generally have been able to pass on increases in resin prices directly to our customers, in many cases after delays because of contractual provisions. However, during the past three years, with the significant increases in resin prices, we experienced difficulty passing on all such resin price increases to certain customers. Significant increases in resin prices from current levels, coupled with an inability to promptly pass such increases on to customers, had an adverse effect on our sales and margins during fiscal 2007, 2006 and 2005 and will continue to do so in the foreseeable future.
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
Sales, marketing and customer service
     We sell our products through our in–house sales staff, sales representatives and, to a lesser extent, distributors. Domestically, a substantial portion of our sales and marketing activities are conducted by majority–owned subsidiaries. Calls on customers and participation at trade shows are our primary means of customer contact. A number of our customers are large corporate clients with numerous production facilities, and each facility may make its own purchase decisions. Our customers include processors and packagers of fluid milk, non–carbonated bottled water, chilled juice and flavored drink products sold on the retail level and condiments sold in the wholesale and institutional market, as well as producers and distributors of CFT products. Our top ten customers (including our European joint venture, which is one of our customers) accounted for approximately 43.2% of our sales during fiscal 2007. One Canadian customer, Saputo, accounted for approximately 10.2% of total sales during fiscal 2007 and 7.0% of accounts receivable during fiscal 2007. We believe that we are the sole or largest supplier to our top 25 customers for the products we supply to them. Our consistent product quality and customer service have allowed us to develop strong relationships with our customers; our relationships with our top 25 customers average sixteen years in length. For information regarding revenues and EBITDA by segment, see Note 13 of the Notes to Consolidated Financial Statements.
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
International sales and joint ventures
     Our international sales have increased in recent years. Export sales from the United States and sales from our non–U.S. facilities increased to $145.3 million in fiscal 2007 from $143.0 million and $142.6 million in fiscal 2006 and 2005, respectively. Bottled water companies and other non–carbonated beverage companies in Europe, East Asia, Latin America, Australia and elsewhere have continued to adopt more advanced packaging materials and techniques and have increasingly chosen to purchase our products from our nearby plants rather than from the U.S. facilities. Correspondingly, our foreign subsidiaries have increased their production, and total foreign sales accounted for 54% of our consolidated sales in fiscal 2007. For fiscal 2007, 2006 and 2005, export closure sales from the United States to unaffiliated customers were $4.1 million, $4.8 million and $6.7 million, respectively, and export CFT sales were $4.7 million, $4.0 million and $4.4 million in fiscal 2007, 2006 and 2005, respectively. For information regarding international revenues by geographical region, see Note 13 of the Notes to Consolidated Financial Statements.
     We have historically entered new markets outside of the United States through joint ventures with bottle manufacturers, bottlers and distributors that have an established presence in the local market. We currently are a party to a joint venture with CSE that sells certain products in Europe. For risks associated with our foreign operations, see “Item 1A—Risk Factors—Difficulties presented by non–U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts.”
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
Employees
     As of August 31, 2007, we had 1,239 full–time employees, 40 of whom were engaged in product development, 76 in marketing, sales and customer support, 1,031 in manufacturing and 92 in finance and administration. We use seasonal and part–time employees for training, vacation replacements and other short–term requirements. None of our employees in the United States are covered by any collective bargaining agreement. Approximately 32 employees of our Canadian subsidiary are members of the Teamsters Union, and during fiscal 2005, we entered into a three–year agreement with this Union. In addition, approximately 108 of our employees are covered by a collective bargaining agreement in Mexico. We have never experienced a work stoppage and believe that employee relations are good.

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
     As of August 31, 2007, our total indebtedness was approximately $219.6 million. $180.0 million of this amount represented the aggregate principal amount of our 8 1/4% Senior Notes due 2012, and the remaining $39.6 million represented funds drawn down under our senior secured credit facility. The amount of our total indebtedness and our interest expense has increased during each of the past five fiscal years. Moreover, as of August 31, 2007, we had a total stockholders’ deficit of $96.7 million and we had $3.3 million of cash. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our Senior Notes. Among other things, our indebtedness may:
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
     Our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, such as interest rates and general economic, financial and business conditions. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations. We have a relatively small cash balance and accordingly, a reduction in our revenues or gross margins could leave us unable to generate sufficient cash to service our debt or fund other fixed expenses. When our current debt matures or if we are unable to generate sufficient cash flow to service our debt, we may be required to:
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
     Our 8 1/4% Senior Notes are not secured by any of our assets. The indenture governing the Senior Notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the Senior Notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of Senior Notes and other claims on us with respect to any of our other assets. In either event, because the Senior Notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the Senior Notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the Senior Notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 16 of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding our restricted and unrestricted subsidiaries.
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
     The integration of PTI with our other operations has been completed. Nonetheless, we have not realized the expected operating efficiencies, growth opportunities and other benefits of the transaction that we anticipated at the time of the acquisition. Our management was not initially experienced in the sales and marketing of CFT products and we depend significantly on the sales and marketing capabilities of inherited PTI management.
We may be subject to pricing pressures and credit risks due to consolidation in our customers’ industries, and we do not have long–term contracts with most of our customers.
     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. During fiscal 2007, our top ten customers accounted for approximately 43.2% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. Accordingly, the effects of resin pricing on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2005 and 2006 and the continued rise in resin cost during fiscal 2007 have materially and adversely affected our gross margins and operating results. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass–through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At August 31, 2007, we had cash and cash equivalents of $3.3 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $1.0 million over the next fiscal year for the settlement of patent litigation with Blackhawk Molding Company and $7.4 million in semi-annual interest payments with respect to our 8 1/4% Senior Notes and $3.2 million in interest obligations under our senior secured revolving credit facility based on current borrowing levels and interest rates under that facility. In addition, our senior secured credit facility and the indenture governing our 8 1/4% Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we are limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects. In 2007, the Company depended on increased borrowings to fund a portion of its expenses, and there will be a need to increase borrowings further in fiscal 2008 to pay expenses and interest. If adverse trends in competition and/or resin prices continue, it could jeopardize availability of funds under the Company’s revolving credit agreement.
The integration of future acquisitions may result in substantial costs, delays and other problems.
     We may not be able to successfully integrate future acquisitions, if any, without substantial costs, delays or other problems. For example, we had difficulty integrating the operations of PTI. Future acquisitions would require us to expend substantial managerial, operating, financial and other resources to integrate any new businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs would likely include non–recurring acquisition costs, investment banking fees, recognition of transaction–related obligations, plant closing and similar costs and various other acquisition–related costs. In addition, each transaction inherently carries an unavoidable level of risk regarding the actual condition of the acquired business, regardless of the investigation we may conduct beforehand. Until we assume operating control of such businesses, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities. If and when we acquire a business, we would likely be subject to risks including:
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
We depend on new business development, international expansion or acquisitions.
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
Difficulties presented by non–U.S. economic, political, legal, accounting and business factors could negatively affect our interests and business efforts
     Approximately 54% of our sales for fiscal 2007 were derived from shipments to destinations outside of the United States or from our operations outside the United States. We intend to expand such exports and our international operations and customer base. Our sales outside of the United States generally involve longer payment cycles from customers than our United States sales. Our operations outside the United States require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our operations outside the United States are also subject to the following potential risks:
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

     Jack L. Watts (a Director and major shareholder), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8 1/4% Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is an affiliate of J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC. The interests of Mr. Watts, Mr. Egan and J.P. Morgan Partners 23A SBIC, LLC may not in all cases be aligned with the interests of our other security holders. We currently have three independent directors (as defined under rules of the NASDAQ stock market) on our Board of Directors. Our Board of Directors and Compensation Committee have not met, including at such times when they have considered issues of importance to us, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange (“NYSE”); however, the Audit Committee does meet such independence requirements but only has two members rather than the three that would be required by NASDAQ and the NYSE. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions and Director Independence” and Note 14 of the Notes to Consolidated Financial Statements.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2. PROPERTIES
Properties
     We believe that our facilities are well–maintained, in good operating condition and strategically located. We also believe our facilities are adequate for our current needs and near–term growth requirements. However, substantial capital expenditures will be required to meet the production requirements for new and developing product lines. We cannot assure you that unanticipated developments will not occur that would require us to add production facilities sooner than expected. The table below indicates the locations, functions, square footage and nature of ownership of our current facilities as of August 31, 2007.

			Nature of
Location	Functions	Square feet	ownership(1)
San Jose, CA (1)	Administrative and IT	3,017	Leased
Kingsport, TN	Closure Mfg./Warehouse	93,400	Owned
Kingsport, TN (1)	Warehouse	6,000	Leased
Clifton Park, NY	Closure Mfg./Warehouse	51,400	Leased
Batavia, IL	Principal Executive Office/Closure Mfg./Warehouse /Engineering/Research and Development	73,100	Leased
New Castle, PA	Administrative/Warehouse/Equipment Division	60,000	Owned
Kansas City, MO	Sales Representative Organization	150	Leased
Tolleson, AZ	Closure Mfg./Warehouse	115,000	Leased
Woonsocket, RI	Closure and Container Mfg./Warehouse	247,500	Owned
Czech Republic(2)	Land	362,722	Owned
Louny, Czech Republic(3)	Closure Mfg.	34,000	Leased
Shanghai, China(4)	Closure Mfg./Warehouse/Engineering/Research and Development	123,116	Leased
Richmond, British Columbia, Canada	Bottle & Closure Mfg./Warehouse	49,205	Leased
Edmonton, Alberta, Canada	Bottle Mfg./Warehouse	55,600	Leased
Montreal, Quebec, Canada	Bottle Mfg./Warehouse	43,500	Leased
Guadalajara, Mexico	Bottle & Closure Mfg./Warehouse	80,000	Leased
Doncaster, South Yorkshire, England	Bottle & Closure Mfg./Warehouse/Engineering/Research and Development	80,000	Leased
Albany, Auckland, New Zealand(1)	Office/Warehouse	1,400	Leased

(1)	The facilities shown as leased in the table above are subject to long–term leases or lease options that extend for at least five years, except as follows: (a) the lease for Kingsport, TN warehouse is on a month to month basis, (b) the lease for New Zealand expires in March 2008, with one right of renewal, for a twelve month period and (c) the lease for San Jose which expires on December 31, 2008.

(2)	We purchased land in Czech Republic in November 2003. In the first quarter of fiscal 2008 ending November 30, 2007, we completed the sale of the land we owned in Louny, Czech Republic for approximately 450,000 Euros and signed a 10 year lease for the building that has been constructed on the land by the purchaser. We have moved our CFT manufacturing facility from Litvinov, Czech Republic to the new facility in Louny.

(3)	In the first quarter of fiscal 2008, ending November 30, 2007 we entered into a lease totaling 34,000 square feet in Louny, Czech Republic. The lease term is 10 years and expires in November 2017

(4)	In March 2006, we entered into a lease totaling 26,900 square feet, in Shanghai, China. The lease term is two years and expires on March 17, 2008. In July 2007, we entered into another lease totaling 27,416 square feet, in Shanghai, China. The lease term is one year and expires on June 30, 2008. In October 2007 we entered into a lease totaling 68,800 square feet for our location at Chun Zhong Road No. 66 buildings A and B in Shanghai, China. The lease term is five years and expires in October 2012.
Item 3. LEGAL PROCEEDINGS
     In the normal course of business, we are subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability for any such pending actions in the ordinary course of business will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4.0 million on June 30, 2006, $0.5 million per quarter for four quarters thereafter and $0.25 million for the following four quarters. The Company has made all of the settlement payments through September 30, 2007 and has ample cash flow from operations and lines of credit to make the remaining three payments.
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
     As of November 27, 2007, there were two holders of record of the 2,134,992 outstanding shares of Class A Common Stock. As of November 27, 2007, there were 196 holders of record of the 8,709,383 outstanding shares of Class B Common Stock, Series 1 and 13 holders of record of the 1,170,395 outstanding shares of Class B Common, Series 2. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our common stock.
Dividend Policy
     We have not paid dividends on any class of our common stock. Furthermore, certain of our agreements, including the indenture related to our Senior Notes issued on January 23, 2004 and the fourth amendment to the amended and restated senior revolving credit facility entered into on January 23, 2004, and as subsequently amended, restrict our ability to pay dividends.
Recent Sales of Unregistered Securities
     During the fiscal 2007 period covered by this report, we did not issue or sell any shares of our common stock, except for 83,332 shares upon the exercise of a stock option pursuant to our 2002 Stock Option Plan.

Item 6. SELECTED FINANCIAL DATA
     The following table sets forth Portola’s selected consolidated historical financial data for each of the five years in the period ended August 31, 2007, which have been derived from the consolidated financial statements of Portola, which have been audited by BDO Seidman, LLP, independent registered public accounting firm for the years ended August 31, 2007 and 2006 and by PricewaterhouseCoopers LLP, an independent registered public accounting firm, for all prior periods presented. The consolidated balance sheet as of August 31, 2007 and 2006 and the consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended August 31, 2007, 2006 and 2005 are included elsewhere in this report. The following data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this report.

	Year ended August 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Consolidated statements of operations data, as amended:
Sales(1)	$269,607	$271,603	$264,964	$242,507	$215,315
Cost of sales	230,291	226,263	220,994	201,808	166,777

Gross profit	39,316	45,340	43,970	40,699	48,538

Selling, general and administrative	23,161	24,138	28,252	30,894	29,307
Research and development	3,962	3,872	3,836	6,209	4,729
Loss/(gain) on sale of property plant and equipment(2)	14	(893)	39	(1,582)	30
Fixed asset impairment charge(3) (4)	1,620	—	—	1,120	—
Amortization of intangibles(5)	605	846	989	1,233	903
Goodwill and other intangibles impairment charge(6)	—	17,851	—	—	207
Litigation settlement	—	7,000	—	—	—
Restructuring costs(7) (8) (9) (10)	434	840	2,471	3,809	405

	29,796	53,654	35,587	41,683	35,581

Income (loss) from operations	9,520	(8,314)	8,383	(984)	12,957

Interest income(11)	(68)	(53)	(43)	(212)	(120)
Interest expense	17,966	17,101	16,439	15,843	12,544
Amortization of debt issuance costs	1,666	1,614	1,609	2,545	777
Loss on warrant redemption(12)	—	—	—	1,867	—
Minority interest (income) expense(13)	(17)	—	(3)	5	73
Equity loss (income) of unconsolidated affiliates, net(14)	389	(252)	(235)	(625)	(415)
Foreign currency transaction gain	(553)	(1,444)	(1,523)	(968)	(348)
Other (income) expense, net	(1)	(37)	(37)	159	194

	19,382	16,929	16,207	18,614	12,705

(Loss) income before income taxes	(9,862)	(25,243)	(7,824)	(19,598)	252
Income tax provision	2,153	3,523	3,729	1,193	2,071

Net loss	$(12,015)	$(28,766)	$(11,553)	$(20,791)	$(1,819)

	As of August 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Consolidated balance sheet data:
Working capital	$33,467	$28,020	$31,291	$32,879	$10,457
Total assets	161,470	156,741	179,969	189,082	132,674
Total debt	219,590	204,988	203,977	199,484	127,235
Redeemable warrants(15)	—	—	—	—	10,302
Total shareholders’ deficit	(96,675)	(85,861)	(57,754)	(46,871)	(26,413)
Cash Flow Data:
Net cash provided by (used in) operating activities	2,311	9,576	(1,196)	(383)	14,294
Net cash used in investing activities	(16,268)	(9,676)	(12,992)	(53,038)	(10,582)
Net cash provided by (used in) financing activities	14,572	788	3,551	61,089	(3,870)
Other data:
Closure unit volume (in millions) (unaudited)	11,972	12,001	12,645	12,174	12,337
Closure unit volume growth (unaudited)	(0.2)%	(5.1)%	3.9%	(1.3)%	(2.8)%
EBITDA(16)	27,092	27,057	25,962	17,023	31,590
Depreciation and amortization	17,322	33,585	15,738	18,233	18,017
Amortization of debt issuance costs	1,666	1,614	1,609	2,545	777
Capital expenditures	15,960	13,399	12,493	22,150	11,081

Notes to selected consolidated financial data
(1)	During fiscal 2004, the Company acquired Tech Industries, Inc. (renamed Portola Tech International or PTI) for approximately $40.0 million. PTI is a manufacturer of plastic closures and containers for the CFT industries.

(2)	(Gain) loss on sale of property, plant and equipment in fiscal 2006 is due primarily to the sale of land and building in San Jose and the sale of our warehouse in Woonsocket, Rhode Island. The gain on these two transactions was $0.9 million. A gain of $1.6 million on the sale of our manufacturing buildings in Chino and San Jose, California occurred in fiscal 2004.

(3)	We identified the Sumter, South Carolina facility would not be utilized in the near term and recognized an asset impairment loss of $1.1 million related to this building in 2004. As part of our restructuring plan in fiscal 2004, we closed our Sumter, South Carolina plant and moved the operations to our Kingsport, Tennessee plant.

(4)	Based on our review of the fixed assets of PTI, we determined that an impairment loss existed based on the deteriorating operating performance of PTI. The amount of impairment loss of $1.6 million was booked during fiscal year 2007.

(5)	Includes amortization of patents and technology licenses, tradename, covenants not–to–compete and customer relationships for all years presented. Effective September 1, 2001, we chose early adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for existing goodwill and other identifiable assets, at which time the amortization of goodwill ceased.

(6)	Based on our review of goodwill and other intangible assets, we identified the goodwill for Mexico and the goodwill, trademark, covenants not to compete, technology licenses and customer lists for Portola Tech were impaired based on EBITDA multiplier methodology for Mexico and the discounted cash flows method for Portola Tech. The Company recorded an impairment loss during fiscal 2006 of $1.2 million for Mexico and $16.7 million for United States – CFT.

(7)	During fiscal 2007, we incurred restructuring cost of $0.4 million related to a reduction in work force in our US Closure and Corporate facilities and our PTI facility. These costs relate primarily to employee severance. For more information see Note 4 of the Notes to our Consolidated Financial Statements.

(8)	We incurred restructuring costs of $0.8 million during fiscal 2006, related to the reduction of workforce and movement of operations. During fiscal 2006, the Company moved its tooling operation from Michigan to Pennsylvania. The Company also reduced its workforce in its corporate division, Blow Mold and United Kingdom divisions; costs related primarily to employee severance.

(9)	We incurred restructuring costs of $2.5 million during fiscal 2005, related to the reduction of workforce in selling, general and administrative areas primarily in the corporate division and in various manufacturing divisions throughout the Company, including PTI, Mexico, U.K., United States – Closures and Other. At August 31, 2005 accrued restructuring costs amounted to $1.1 million for employees severance costs. As of August 31, 2005 approximately $2.8 million had been charged against the restructuring reserve for the employee severance costs.

(10)	We incurred restructuring costs of $3.8 million during fiscal 2004, related to the closing and relocation of three plants in San Jose and Chino, California and Sumter, South Carolina, as well as a reduction of work force in the research and development and selling, general and administrative staffs. At August 31, 2004, accrued restructuring costs amounted to $1.4 million for employee severance costs. As of August 31, 2004, approximately $2.7 million had been charged against the restructuring reserve for the employee severance costs. The operations from the two California plants have been relocated to a new facility located in Tolleson, Arizona, a suburb of Phoenix. We entered into a fifteen-year lease commencing December 1, 2003 for the Tolleson, Arizona facility.

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

(11)	Interest income includes income on the revaluation of redeemable warrants to purchase shares of our Class A Common Stock.

(12)	Represents loss on warrant redemption in fiscal 2004 (see Note 15 to selected consolidated financial data below).

(13)	Represents minority interest expense (income) for our consolidated subsidiaries that are not wholly owned.

(14)	Represents equity (income) loss relating to our 50% interest in Capsnap Europe Packaging GmbH.

(15)	We had two outstanding warrants to purchase shares of our Class A Common Stock, each redeemable at the option of the holder upon 60 days’ prior written notice to us. These warrants were redeemable through June 30, 2004 and June 30, 2008, respectively. The redemption prices of the warrants were based on the higher of the price per share of our common stock or an amount computed under formulas in the warrant agreements. Following the offering of $180.0 million of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we offered to repurchase both of the warrants. During February 2004, one warrant holder agreed to our repurchase of 2,052,526 shares of our Class A Common Stock into which the warrant was convertible at a net purchase price of $5.19 1/3 per share. This new price was based upon a price per share of common stock of $5.80 that was agreed to with the holder, minus the warrant exercise price of 60-2/3 cents for each share of Class A Common Stock. The aggregate warrant repurchase price was $10.7 million and the funds were paid on February 23, 2004. We recognized a loss of $1.7 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to $5.80 per share as agreed with the warrant holder. During March 2004, the second warrant holder agreed to our repurchase of 440,215 shares of our Class A Common Stock into which the warrant was convertible at a net repurchase price of $3.30 per share. This new price was based upon an agreed price per share of common stock of $5.80, minus the warrant exercise price of $2.50 for each share of Class A Common Stock. The aggregate warrant repurchase price was $1.5 million and the funds were paid on May 4, 2004. We recognized a loss of $0.2 million on the transaction during the second quarter of fiscal 2004 due to having increased the deemed price of our common stock from $5.00 per share to the agreed-upon price of $5.80 per share. Prior to the redemption of the warrants, the carrying value of the warrants totaled $10.2 million, which represented the estimated fair value of the instruments as determined by our management using the Black-Scholes pricing model.

(16)	EBITDA represents, for any relevant period, income (loss) before interest expense, taxes, depreciation of property, plant and equipment, amortization of debt issuance costs and amortization of intangibles. EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. EBITDA is used as a measure of financial performance by the Company and certain investors may use this as a measure of financial performance for our Company. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides the Company’s calculation of EBITDA:

	Year ended August 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Consolidated net loss	$(12,015)	$(28,766)	$(11,553)	$(20,791)	$(1,819)
Add: Interest expense	17,966	17,101	16,439	15,843	12,544
Taxes	2,153	3,523	3,729	1,193	2,071
Depreciation and amortization	17,322	33,585	15,738	18,233	18,017
Amortization of debt issuance costs	1,666	1,614	1,609	2,545	777

EBITDA	$27,092	$27,057	$25,962	$17,023	$31,590

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
     In addition to historical information, this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K, including, without limitation, statements related to the impact of the final disposition of legal matters in the “Commitments and Contingencies” footnote to the unaudited condensed consolidated financial statements, anticipated cash flow sources and uses under “Liquidity and Capital Resources” and other statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding our critical accounting policies and estimates, financial position, business strategy, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. In addition, certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, constitute forward-looking statements. Readers are referred to sections of this Report entitled “Risk Factors,” “Critical Accounting Policies and Estimates,” and “Quantitative and Qualitative Disclosures About Market Risk.” Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including, but not limited to, competition in our markets and reliance on key customers, all of which may be beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this paragraph, elsewhere in this Report and in other documents we file from time to time with the Securities and Exchange Commission.
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
     As of August 31, 2007, we had the following principal holding and operating subsidiaries:
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
Critical accounting policies and estimates
     General. The consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to “Management’s discussion and analysis of financial condition and results of operations.” The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial techniques. We evaluate these factors regularly and make adjustments where facts and circumstances dictate. We believe that the following accounting policies are critical due to the degree of estimation required.
     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re–evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write–off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.1 million and $1.4 million as of August 31, 2007 and August 31, 2006, respectively.
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
     Inventory valuation. Cap, bottle and CFT related inventories are stated at the lower of cost (first–in, first–out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.6 million and $1.4 million as of August 31, 2007 and August 31, 2006, respectively.
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

Based on a review by management the fixed assets of PTI were determined to be impaired based on the deteriorating operating performance of PTI. The amount of impairment loss recorded during fiscal 2007 was $1.6 million.
     Impairment of goodwill and other intangible assets. At August 31, 2007 and 2006, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. Based on our reviews, we did not record an impairment loss during fiscal 2007. The Company did record an impairment loss during fiscal 2006 of $1.2 million for Mexico and $16.7 million for United States – CFT, representing all of the goodwill and other intangible assets recorded for our CFT business. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We provided valuation allowances of $42.3 million and $36.1 million against net deferred tax assets as of August 31, 2007 and August 31, 2006, respectively.
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
Results of operations
Fiscal year ended August 31, 2007 compared to fiscal year ended August 31, 2006
     Sales. Sales decreased $2.0 million, or 0.7%, to $269.6 million for fiscal 2007 from $271.6 million for fiscal 2006. Volume decreases in the U.K. and Mexico operations, lower average selling prices resulting from price erosion, resin related contract price decreases and product mix were the primary contributing factors to our decreased sales compared to last fiscal year. Sales by our United States Closures operations decreased $1.8 million in total mainly due to an unfavorable change in product mix and resin related reductions, partially offset by increased sales volume in our 38mm product line. Sales by our Blow Mold Technology operations decreased $1.3 million due to price concessions given to two of our largest customers and a decrease in our average selling price for both the bottle and closure operations. Sales by our U.K. operations decreased $3.6 million due primarily to decreased product sales and price erosion in dairy closure and a volume decrease for our push pull and 5 gallon closures due to poor summer weather. Sales by our Mexico operations decreased $1.1 million due to lower volume for the 38mm caps and 5 gallon caps, offset partially by sales increases in one of our newer DBJ cap products. These decreases were partially offset by the following. Sales by our China operations increased $3.5 million primarily due to increased sales for cosmetic products and 5 gallon closures. Sales by our Czech operations increased $2.4 million due primarily to higher sales volume of cosmetic products. Sales by our U.S. Equipment operations increased $0.7 million due to the transfer of the tooling operations from Blow Mold Technology in fiscal 2006. PTI increased $0.1 million due to higher unit volumes.
     During fiscal 2007 and 2006, our top ten customers accounted for approximately 43% and 40% of our sales, respectively. During fiscal 2007 and 2006, one company accounted for 10% or more of sales and 7.0% and 5.6% of accounts receivables for fiscal 2007 and 2006, respectively.

     Gross profit. Gross profit decreased $6.0 million or 13.3% to $39.3 million for fiscal 2007 from $45.3 million for fiscal 2006. Gross profit decreased as a percentage of sales to 14.6% in fiscal 2007 from 16.7% in fiscal 2006. Gross profit decreased primarily due to margin decreases in the U.S. Closures, Blow Mold Technology, PTI, U.K. and Mexico operations. In U.S. Closures, margins decreased by $2.8 million primarily due to the changes in product mix previously mentioned, increased resin costs, and a lag in passing these higher costs to customer and higher overhead costs particularly in energy related areas. These costs were partially offset by lower labor costs related to certain efficiency projects currently in progress. Blow Mold Technology margins decreased by $1.1 million due to price concessions given to two of our largest customers as well as increased labor costs. The margins in Mexico’s operations decreased by $0.3 million due to lower sales volume. U.K. margins decreased by $2.4 million due mainly to a decrease in sales, higher utility and lease rent rates and an unfavorable foreign currency exchange rate. The decrease in gross margin of $4.7 million at PTI was attributable to higher labor and material costs due to production inefficiency and higher resin costs not passed to customers, an increase in China imports, which carry a lower margin and higher repair and maintenance costs. These decreases in gross profit were partially offset by increases in China and Czech operations. China’s margin increased $0.8 million due to additional volume in the cosmetic products and 5 gallon closures. China was able to keep manufacturing costs consistent year over year even with higher sales volume. Czech gross profit increased by $0.2 million due to increased volume from cosmetic product sales. The Company also negotiated higher raw material rebates which helped offset the lower margins reported by some business units.
     Overall, fiscal 2007 direct materials, labor and overhead costs represented 48.2%, 15.6% and 22.4% of sales, respectively, compared to fiscal 2006 percentages of 46.8%, 15.1% and 21.4%. Direct material costs as a percentage of sales increased for fiscal 2007 from fiscal 2006 primarily due to increased resin prices coupled with lower average selling prices and an unfavorable product mix.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.0 million or 4.0% to $23.2 million in fiscal 2007 from $24.2 million in fiscal 2006. The decrease in expenses was mainly due to no bonus expense being earned in fiscal 2007 and lower legal and consulting and IT related expenses as well as decreased expenses as a result of various cost reduction programs that were implemented throughout fiscal 2007 and fiscal 2006, which included a reduction in manpower partially offset by increased domestic conversion costs as well as higher director fees. Selling, general and administrative expenses decreased as a percentage of sales to 8.6% for fiscal 2007 from 8.9% for fiscal 2006.
     Research and development expenses. Research and development expenses increased $0.1 million or 2.3% to $4.0 million in fiscal 2007 from $3.9 million in fiscal 2006, and remained steady as a percentage of sales at 1.5% and 1.4% for fiscal years 2007 and 2006. The increase is due primarily to an increase in developmental activities and prototype costs. These increases were partially offset by customer finance projects.
     Litigation settlement. The decrease of $7.0 million is due to the settlement of the Blackhawk litigation, which occurred in fiscal 2006.
     Loss (gain) on sale of property, plant and equipment. We recognized a net loss of $14,000 on the sale of property, plant and equipment during fiscal 2007 compared to a net gain of $0.9 million during the same period of fiscal 2006. The gain in fiscal 2006 was due primarily to the sale of our building in San Jose, California and our warehouse in Woonsocket, Rhode Island.
     Amortization of intangibles. Amortization of intangibles (consisting of amortization of patents and technology, licenses, certain tradenames, covenants not–to–compete and customer relationships) decreased $0.3 million or 33.3% to $0.6 million for fiscal 2007 from $0.9 million in fiscal 2006. This decrease was due to certain intangible assets being fully amortized during fiscal 2007.
     Asset impairment. Based on the Company’s review of impairment for fiscal 2007, the management of the Company determined that the fixed assets of PTI were impaired as a result of deteriorating operating performance. For fiscal 2007 the Company recorded an impairment loss of $1.6 million.
     Goodwill and other intangibles impairment. Based on the Company’s review for impairment for fiscal 2007, the Company did not record an impairment loss for fiscal 2007 on goodwill and other intangible assets. During fiscal 2006 the Company did recognized impairment of goodwill in our Mexico operations of $1.2 million and of goodwill and other intangibles assets in our PTI operations of $16.7 million.

          Restructuring costs. During fiscal 2007, we incurred restructuring charges of $0.4 million for severance costs relating to various restructuring activities throughout the Company including PTI, Corporate and U.K. As of August 31, 2007, we have a reserve balance of $0.1 million, which will be paid within twelve months from the end of fiscal 2007. During fiscal year 2007 approximately $0.4 million had been charged against the restructuring reserve for employee severance costs.
     Income/(loss) from operations. Due to the effect of the factors summarized above, especially the one time items that affected fiscal 2006, which were the litigation settlement of $7.0 million and the goodwill and other intangible impairment of $17.9 million, income/(loss) from operations increased $17.8 million to income of $9.5 million for fiscal 2007 compared to a (loss) of $(8.3) million for fiscal 2006. These one time items were particularly offset by the decreased gross margins for discussed earlier.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt issuance costs, minority interest expense, equity income of unconsolidated affiliates, foreign currency transaction (gain) and loss, and loss on warrant redemption.
     Interest expense increased by $0.9 million or 5.1% to $18.0 million in fiscal 2007 from $17.1 million in fiscal 2006. The increase was due primarily to higher debt levels and increased interest rates on our senior secured credit facility.
     Amortization of debt issuance costs increased $0.1 million or 3.2% to $1.7 million in fiscal 2007 from $1.6 million in fiscal 2006. The increase is due primarily to additional loan expense on the October 19 Amendment to the senior secured credit facility incurred in fiscal year 2007.
     We recognized a gain of $0.6 million on foreign exchange transactions for fiscal 2007 compared to a gain of $1.4 million in fiscal 2006. The gain on foreign currency transactions for fiscal 2007 is primarily due to the weak performance of the US dollar. The gain on foreign currency transaction for fiscal 2006 is due primarily to favorable rates against the United Kingdom Pound Sterling and Canadian Dollar.
     Income tax provision. The income tax provision for fiscal 2007 was $2.2 million on loss before income taxes of $9.9 million, compared to an income tax provision of $3.5 million in fiscal 2006 on loss before income taxes of $25.2 million. The tax expense for fiscal 2007 is due primarily to our Blow Mold Technology and Portola Holding Limited – Hong Kong operations, which had net income for fiscal 2007. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions and increased valuation allowances for our China, Mexico, Czech/Austria and New Zealand operations.
     Net loss. Net loss was $12.0 million in fiscal 2007 compared to a net loss of $28.8 million in fiscal 2006. This decrease in net loss was primarily due to the litigation settlement expense of $7.0 million and the goodwill and other intangible impairment charge of $17.9 million incurred during fiscal 2006.
Fiscal year ended August 31, 2006 compared to fiscal year ended August 31, 2005
     Sales. Sales increased $6.6 million, or 2.5%, to $271.6 million for fiscal 2006 from $265.0 million for fiscal 2005. Increased selling prices resulting from higher cost of resin across all divisions that we were able to pass through to customers and improved foreign exchange rates were the primary contributing factors to our increased sales compared to fiscal 2005. Sales by our Blow Mold Technology operations increased $1.8 million due to increased product sales in both the bottle and closure operations through new products and customers and, to a lesser extent, favorable changes in the Canadian foreign exchange rate, this was partially offset by the transfer of the tooling operations to U.S. Equipment. Sales by our China operations increased $4.2 million primarily due to increased sales for cutlery and push-pull closures as well as the addition of cosmetic product sales. Sales by our Mexico operations increased $1.6 million due to higher product sales in the bottle operations, increased average selling price and a favorable foreign exchange rate. Sales by our U.S. Equipment operations increased $2.5 million due to the transfer of the tooling operations from Blow Mold Technology in fiscal 2006. Sales by our Czech/Austria operations decreased $2.3 million due to the closure of the Austrian office in fiscal 2005, offset partially by higher sales volume of cosmetic products. Sales by our U.K. operations decreased $2.7 million due primarily to decreased product sales in the closure operations and equipment sales. Sales by our United States Closures operations decreased $0.5 million in total mainly due to reduced volume partially offset by increased prices as we were able to pass through to customers our higher resin costs. PTI decreased $0.6 million due mainly to the transfer of orders to the Czech and China facilities as well as decreased orders from our customers, which resulted from a slow down in the cosmetics market for the first two fiscal quarters of 2006.
     During fiscal 2006 and 2005, our top ten customers accounted for approximately 40% and 39% of our sales, respectively. During fiscal 2006, one Canadian customer, Saputo, accounted for approximately 10% of total sales and 5.6% of accounts receivable. During 2005, no customer accounted for 10% or more of total sales.
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
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.1 million or 14.6% to $24.2 million in fiscal 2006 from $28.3 million in fiscal 2005. The decrease in expenses was mainly due to lower consulting and legal expenses and decreased expenses as a result of various cost reduction programs that were implemented throughout fiscal 2006 and fiscal 2005, which included a reduction in manpower. Selling, general and administrative expenses decreased as a percentage of sales to 8.9% for fiscal 2006 from 10.7% for fiscal 2005.
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
Liquidity and capital resources
Fiscal year ended August 31, 2007 compared to fiscal year ended August 31, 2006

     In recent years, we have relied primarily upon cash from operations and borrowings from financial institutions to finance our operations and fund capital expenditures and acquisitions. At August 31, 2007, we had cash and cash equivalents of $3.3 million, an increase of $0.6 million from August 31, 2006. The increase in cash is due primarily to the timing of accounts payable checks clearing.
     Operating activities. Net cash provided by operations totaled $2.3 million and $9.6 million in fiscal 2007 and 2006, respectively. Net cash provided by operations for fiscal 2007 was the result of our financial performance, offset partially by cash used for working capital. Working capital (current assets less current liabilities) increased $5.4 million to $33.4 million as of August 31, 2007 from $28.0 million as of August 31, 2006. The change in cash provided by operations was due primarily to increases in inventory, other receivables, prepaid workers compensation and a decrease in accrued compensation, offset partially by an increase in accounts payables as a result of higher capital expenditures and a decrease in accounts receivable.
     Investing activities. Cash used in investing activities totaled $16.3 million and $9.7 million in fiscal 2007 and 2006, respectively. In fiscal 2007, cash used in investing activities consisted primarily of $16.0 million for additions to property, plant and equipment and $0.3 million for intangible and other assets. The increase of $6.6 million was due primarily to increased capital expenditures and $4.4 million of proceeds from the sale of assets which occurred in fiscal 2006 with minimal proceeds from the sale of assets in fiscal 2007.
     Our total capital expenditures for fiscal 2007 totaled $16.0 million. The increase in capital expenditures was primarily due to equipment and mold expenditures relating to new products and additional capacity for US Closures, PTI, U.K. and Mexico.
     Financing activities. At August 31, 2007, we had total indebtedness of $219.6 million, $180.0 million of which was attributable to our 8 1/4% Senior Notes due 2012. Of the remaining indebtedness, $39.6 million was attributable to our senior secured credit facility. Net cash provided by financing activities increased by $13.7 million, reflecting an increase in borrowings outstanding under our senior secured credit facility to fund capital expenditures and expenses.
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
     Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes on January 23, 2004, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004 and a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the sum of trailing 12 months restricted EBITDA times a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness, (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) the Company no longer is required to maintain a minimum borrowing availability amount and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The Company was in compliance with the covenants of the senior secured credit facility at August 31, 2005. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The June 29 Amendment allows a minimum of $7.0 million to be added back to EBITDA for the Blackhawk Molding Company, Inc. litigation settlement. The October 19 Amendment increases the maximum loan limit under the credit facility from $50.0 million to $60.0 million, with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. The October 19 Amendment also increases the amount of capital expenditures the Company is able to make each fiscal year from $13.5 million to $16.5 million. The Company believes it will be in compliance with these covenants during fiscal year 2008 and beyond. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2007, the Bank Prime Loan rate and LIBOR Loan rate were 8.25% and 5.18%, respectively. At August 31, 2007, we had $18.4 million available for borrowings under our credit facility under the borrowing base formula described above.
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
     Cash and cash equivalents. As of August 31, 2007, we had $3.3 million in cash and cash equivalents and our unused borrowing capacity under the senior secured credit facility was approximately $18.4 million.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but we cannot assure you that this will be the case. In this respect we note that trends for the past two years in competitive pressures on pricing and costs of raw materials have not been favorable. We believe that historical negative trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies. However, we cannot assure you that substantial improvements will occur during fiscal 2008.
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
Contractual obligations
     The following sets forth our contractual obligations as of August 31, 2007:

	Payments Due by Period
		Less
		than 1	1 – 3	3 – 5	After 5
	Total	Year	Years	Years	Years
Contractual Obligations:	(dollars in thousands)
Long-Term Debt, including current portion:

Senior Notes (1)	$246,825	$14,850	$29,700	$202,275	$—

Revolver (2)	44,181	3,240	40,941	—	—

Operating Lease Obligations (3)	37,359	4,853	8,958	7,602	15,946

Blackhawk Settlement	1,000	1,000	—	—	—

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment commenced August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2007 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2007 was $5.7 million.
Related party transactions
     We enter into certain related party transactions throughout the course of our business. In connection with the financing transactions related to the $180.0 million offering of our 8 1/4% Senior Notes due 2012, we paid fees of $5.0 million to JPMorgan Securities, Inc. (Robert Egan, one of our directors, is affiliated with JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1.1 million to The Breckenridge Group (of which Larry Williams, one of our directors, is a principal), $0.4 million to Tomlinson Zisko LLP and $30,000 to Timothy Tomlinson (Mr. Tomlinson was one of our directors until February 29, 2004, and he is a partner in Tomlinson Zisko LLP), and $0.1 million to Themistocles Michos our former Vice President, General Counsel and Secretary for services rendered. We also repurchased a warrant from JPMorgan Partners for $10.7 million, resulting in the recognition of a loss totaling $1.7 million. In addition, we paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson resigned from the Board on February 29, 2004 and Mr. Michos resigned as Vice President, General Counsel and Secretary on August 17, 2005.
     Related party sales of $6.2 million and $6.9 million for fiscal 2007 and 2006, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. – Certain Relationships and Related Transactions and Directors Independence” and Note 14 of Notes to Consolidated Financial Statements.
Raw material price volatility
          Most of our closures are priced based in part on the cost of the plastic resins from which they are produced.

Historically, we have been able to pass on increases in resin prices directly to our customers, subject to delays because of contractual provisions. However, during the past three years, with significant increases in resin prices, we experienced difficulty passing on all such resin price increases to certain customers. PTI has only one contract with a customer that allows price increases due to increases in raw material costs. The significant resin price increases we experienced during fiscal 2005, 2006 and 2007 materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2006 and fiscal 2007. Significant increases in resin prices coupled with a continued inability to fully and promptly pass such increases on to customers have had, and could continue to have, a material adverse impact on us. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Seasonality
          Our sales and earnings reflect a slightly seasonal pattern as a result of greater sales volumes during the summer months. As such, 49% of sales occurred in the first half of the year (September through February) while 51% of sales were generated in the second half (March through August) for fiscal 2007. Sales for fiscal year 2006 were seasonally divided at 48% for the first half and 52% for the second half of 2006.
Income taxes
          The relationship of income tax expense to income before income taxes is affected primarily by not providing a benefit for losses generated in certain foreign jurisdictions and a portion of our domestic operations. See Note 12 of the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Shared-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company adopted SFAS 123R in the first quarter of 2007.
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
          In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. On November 16, 2007 the FASB partially delayed the implementation of SFAS No. 157. The delay pertains to non-financial assets and liabilities being disclosed at Fair Value, measuring of fair values of liabilities at exit prices and the applicability of disclosure requirements to retirement plan assets. The effective date of these items will be for financial statements issued subsequent to November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 157.
          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 had no impact on its financial condition, results of operations or cash flows.
          In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is currently evaluating the requirements of SFAS No. 158.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159.
          In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1) amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or ‘settled” replace the terms “ultimate settlement” of “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material effect on our results of operations or financial position, although we are continuing to evaluate the full impact of the adoption of FSP FIN 48-1.
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
          The following table provides information about our debt obligations and related interest rates by expected maturity dates.

	August 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in thousands)
Liabilities:
Long–Term Debt, including current portion:
Fixed Rate—Notes	—	—	—	—	—	$180,000	$180,000
Average Interest Rate	—	—	—	—	—	8.25%
Variable Rate—Revolver (a)	—	$39,590	—	—	—	—	$39,590

(a)	Average interest is equal to, at our election, either the Bank Prime Loan rate plus 1.50% or LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2007, the Bank Prime Loan rate was 8.25% and the LIBOR Loan rate was 5.18%.
          The following table provides information about the fair value of our debt obligations. The fair value of our $180.0 million fixed rate notes was calculated based on the trading value at August 31, 2007.

	Fair Value August 31,
	2007	2006
	(dollars in thousands)
Liabilities:
Long–Term Debt, including current portion:
Fixed Rate—$180 million Senior Notes	$151,200	$152,550

Variable Rate—Revolver	39,590	24,901

Fixed Rate—Notes	—	87
Exchange Rate Sensitivity
          Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year–end exchange rates. Items of income and expense are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2007, we incurred a gain of $0.6 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
          Our products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer, Saputo, accounted for approximately 10% of sales for the years ended August 31, 2007 and 2006 and 7.0% and 5.6% of accounts receivable at August 31, 2007 and 2006, respectively.
Resin Price Sensitivity
          The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2005, fiscal 2006 and fiscal 2007 we experienced unprecedented significant increases in resin prices. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. However, during the past three years, with significant increases in resin prices, we experienced difficulty passing on all such resin increases to certain customers. The significant resin price increases we experienced during fiscal 2005, 2006 and 2007 materially and adversely affected our gross margins and operating results for those periods. We experienced a decrease in gross margins due to the impact of the resin increases during fiscal 2006 and fiscal 2007. Significant increases in resin prices coupled with a continued inability to fully and promptly pass such increases on to customers have had, and continue to have a material adverse impact on us. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

          Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Portola Packaging, Inc.
Batavia, Illinois
We have audited the accompanying consolidated balance sheet of Portola Packaging, Inc. (the “Company”) as of August 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. We have also audited the 2007 and 2006 schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portola Packaging, Inc. at August 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2007 and 2006 schedules present fairly, in all material respects, the information set forth therein.
/s/ BDO SEIDMAN, LLP
Chicago, Illinois
November 26, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Portola Packaging, Inc. and Subsidiaries:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Portola Packaging, Inc. and its subsidiaries for the year ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended August 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP Pittsburgh, Pennsylvania
November 17, 2005

Portola Packaging, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

August 31,	2007	2006

Assets
Current assets:
Cash and cash equivalents, including restricted cash of $100	$3,297	$2,649
Accounts receivable, net of allowance for doubtful accounts of $1,074 and $1,409, respectively	33,559	33,976
Inventories (Note 5)	26,671	21,527
Other current assets	5,520	4,222

Total current assets	69,047	62,374
Property, plant and equipment, net (Note 6)	71,723	72,123
Goodwill, net (Note 7)	10,215	10,035
Debt issuance costs, net of accumulated amortization of $6,685 and $4,996, respectively (Note 7)	5,415	6,907
Patents, net of accumulated amortization of $8,636 and $8,414, respectively (Note 7)	1,052	1,274
Covenants not–to compete and other intangible assets, net of accumulated amortization of $1,735 and $1,882, respectively (Note 7)	1,477	1,065
Other assets	2,541	2,963

Total assets	$161,470	$156,741

Liabilities, minority interest and shareholders’ equity (deficit)
Current liabilities:
Current portion of long–term debt (Note 8)	$—	$30
Accounts payable	21,188	20,075
Accrued liabilities	9,930	8,552
Accrued compensation	3,224	4,459
Accrued interest	1,238	1,238

Total current liabilities	35,580	34,354
Long–term debt, less current portion (Note 8)	219,590	204,958
Deferred income taxes	1,533	1,272
Other long–term obligations	1,442	2,018

Total liabilities	258,145	242,602

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares in 2007 and 2006	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,709 shares in 2007 and 8,626 shares in 2006	9	8
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares in 2007 and 2006	1	1
Additional paid–in capital	6,632	6,514
Accumulated other comprehensive gain (loss)	784	(298)
Accumulated deficit	(104,103)	(92,088)

Total shareholders’ equity (deficit)	(96,675)	(85,861)

Total liabilities, minority interest and shareholders’ equity (deficit)	$161,470	$156,741

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

Year ended August 31	2007	2006	2005

Sales	$269,607	$271,603	$264,964
Cost of sales	230,291	226,263	220,994

Gross profit	39,316	45,340	43,970

Selling, general and administrative	23,161	24,138	28,252
Research and development	3,962	3,872	3,836
Loss (gain) from sale of property, plant and equipment	14	(893)	39
Fixed asset impairment charge	1,620	—	—
Goodwill impairment charge	—	17,851	—
Amortization of intangibles	605	846	989
Litigation settlement	—	7,000	—
Restructuring costs	434	840	2,471

	29,796	53,654	35,587

Income/(loss) from operations	9,520	(8,314)	8,383

Other (income) expense:
Interest income	(68)	(53)	(43)
Interest expense	17,966	17,101	16,439
Amortization of debt issuance costs	1,666	1,614	1,609
Minority interest income	(17)	—	(3)
Equity loss (income) of unconsolidated affiliates, net	389	(252)	(235)
Foreign currency transaction gain	(553)	(1,444)	(1,523)
Other (income) expense, net	(1)	(37)	(37)

	19,382	16,929	16,207

Loss before income taxes	(9,862)	(25,243)	(7,824)
Income tax expense	2,153	3,523	3,729

Net loss	$(12,015)	$(28,766)	$(11,553)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended August 31,	2007	2006	2005

Cash flows from operating activities:
Net loss	$(12,015)	$(28,766)	$(11,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,155	15,734	15,738
Amortization of debt issuance costs	1,666	1,614	1,609
Deferred income taxes	261	611	902
Loss (gain) on property and equipment dispositions	14	(893)	39
Fixed asset impairment charge	1,620	—	—
Goodwill impairment charge	—	17,851	—
Provision for doubtful accounts	(184)	194	645
Provision for excess and obsolete inventories	168	229	120
Provision for restructuring	434	840	2,471
Executive stock based compensation SFAS 123R	67	—	—
Minority interest income	(17)	—	(3)
Equity loss (income) of unconsolidated affiliates, net	389	(252)	(235)
Restricted cash for self-insured medical claims	—	—	(100)
Other assets	—	—	(593)
Changes in working capital:
Accounts receivable	1,626	666	(2,673)
Inventories	(4,891)	(2,085)	(1,261)
Other current assets	(1,454)	(107)	1,436
Accounts payable	621	1,302	(4,533)
Accrued liabilities and compensation	(1,149)	2,638	(3,205)

Net cash provided by (used in) operating activities	2,311	9,576	(1,196)

Cash flows from investing activities:
Additions to property, plant and equipment	(15,960)	(13,399)	(12,493)
Proceeds from sale of property, plant and equipment	44	4,426	33
Additions to intangible assets	—	(1,026)	—
(Increase) decrease in other assets	(352)	323	(532)

Net cash used in investing activities	(16,268)	(9,676)	(12,992)

Cash flows from financing activities:
Borrowings under revolver, net	14,690	1,055	4,496
Payment of debt issuance costs	(175)	(50)	(330)
Decrease in bank overdraft	—	(103)	(571)
Repayments of long–term debt arrangements	(87)	(44)	(3)
Issuance of common stock	52	26	—
Payments on other long–term obligations	—	(96)	(41)
Distributions to minority owners	92	—	—

Net cash provided by financing activities	14,572	788	3,551

Effect of exchange rate changes on cash and cash equivalents	33	(2)	251

Increase (decrease) in cash and cash equivalents	648	686	(10,386)
Cash and cash equivalents, less restricted cash, at beginning of year	2,549	1,863	12,249

Cash and cash equivalents, less restricted cash, at end of year	$3,197	$2,549	$1,863

     See Note 15 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except per share data)

								Notes	Accumulated
			Class B				Additional	receivable	other		Total	Total
	Class A		Series 1		Series 2		paid–in	from	comprehensive	Accumulated	shareholders’	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shareholders	income (loss)	deficit	equity (deficit)	income (loss)

Balance, August 31, 2004	2,135	$2	8,603	$8	1,170	$1	$6,593	$—	$(1,706)	$(51,769)	$(46,871)
Repurchase of common stock	—	—	(19)	—	—	—	(105)	—	—	—	(105)
Net loss	—	—	—	—	—	—	—	—	—	(11,553)	(11,553)	(11,553)
Other comprehensive income	—	—	—	—	—	—	—	—	775	—	775	775

Balance, August 31, 2005	2,135	2	8,584	8	1,170	1	6,488	—	(931)	(63,322)	(57,754)	$(10,778)

Issuance of common stock	—	—	42	—	—	—	26	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	—	(28,766)	(28,766)	(28,766)
Other comprehensive income	—	—	—	—	—	—	—	—	633	—	633	633

Balance, August 31, 2006	2,135	2	8,626	8	1,170	1	6,514	—	(298)	(92,088)	(85,861)	$(28,133)

Issuance of common stock	—	—	83	1	—	—	51	—	—	—	52
Stock option expense	—	—	—	—	—	—	67	—	—	—	67
Net loss	—	—	—	—	—	—	—	—	—	(12,015)	(12,015)	(12,015)
Other comprehensive income	—	—	—	—	—	—	—	—	1,082	—	1,082	1,082

Balance, August 31, 2007	2,135	$2	8,709	$9	1,170	$1	$6,632	$—	$784	$(104,103)	$(96,675)	$(10,933)

The accompanying notes are an integral part of these consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
1. Summary of significant accounting policies:
Nature of operations:
Portola Packaging, Inc. and Subsidiaries (the “Company” or “PPI” or “Portola”) designs, manufactures and markets tamper–evident plastic closures and related equipment used for packaging applications in dairy, fruit juice, bottled water, sport drinks, institutional foods and other non–carbonated beverage products. The Company’s Canadian subsidiary also designs, manufactures and markets a wide variety of plastic bottles for use in the dairy, fruit juice and bottled water industries. The Company’s Mexican and United Kingdom subsidiaries also manufacture five–gallon polycarbonate water bottles. The Company has production facilities throughout the United States, Canada, the United Kingdom, the Czech Republic, Mexico and China. The Company also has facilities in the United States and Europe through joint venture agreements. In addition, the Company entered the cosmetics, fragrance and toiletries (“CFT”) market with the acquisition of Tech Industries, which was subsequently renamed Portola Tech International (“PTI”).
Through the period ended August 31, 2006, all earnings of our foreign operations were considered as permanently reinvested. Undistributed earnings of our foreign subsidiaries amounted to approximately $ 3,336 at August 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal and state income taxes has been provided thereon. Upon distribution of those earnings, we would be subject to US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. During fiscal 2007, we determined there was no clear need for future earnings and cash to remain in the foreign subsidiaries. Therefore, all post fiscal 2006 earnings cannot be considered as permanently reinvested. During fiscal 2007, foreign earnings were $ 3,429.
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
Property, plant and equipment:
Property, plant and equipment are stated at cost and depreciated on a straight–line basis over their estimated useful lives. The cost of maintenance and repairs is expensed as incurred. Leasehold improvements are amortized on a straight–line basis over their useful lives or

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
the lease term, whichever is shorter. When assets are disposed of, the cost and related accumulated depreciation are removed and the resulting gains or losses are included in the results of operations. During fiscal years 2007 and 2006, the Company had no capitalized interest related to construction in progress projects.
Carrying value of long–lived assets:
Long–lived assets, including property, plant and equipment and other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. No impairment charge was recognized during fiscal 2005 or 2006. Based on Management’s assessment of the carrying values of such long –lived assets, the Company identified that PTI’s long lived assets were impaired as a result of deteriorating operating performance. An impairment loss of $1,620 was recorded during fiscal 2007.
Intangible assets:
Patents, licenses, technology, trademarks, certain tradenames, covenants not–to–compete and customer lists are valued at cost and are amortized on a straight–line basis over the lesser of their remaining useful or contractual lives (generally two to sixteen years). Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets, recorded in connection with acquisitions by the Company is not amortized, but is tested for impairment annually, in the fourth quarter. During the fourth quarter, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and the United Kingdom, and used the discounted cash flows methodology for United States – CFT. There was no impairment losses recorded for fiscal 2007. Based on this review, the Company has recorded an impairment loss for fiscal 2006 of $1,154 for Mexico and $16,697 for the United States – CFT. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company plans to test these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.
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
Stock based compensation:
Effective September 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Also under the new standard, excess tax benefits related to issuance of equity instruments under share-based payment arrangements are considered financing instead of operating cash flow activities. The Company has adopted the modified prospective method of applying SFAS 123R, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated and do not include the impact of SFAS 123R. The adoption of SFAS 123R did not have a material effect on our financial position, results of operations or cash flows.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
The Company will recognize compensation expense for awards granted after September 1, 2006 on a straight-line basis over the requisite service period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based upon historical experience.
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
The Company’s products are principally sold to entities in the beverage and food industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is not required. The Company maintains reserves for potential credit losses, which, on a historical basis, have not been significant. During fiscal 2007 and 2006, one Canadian customer, Saputo, accounted for approximately 10% of sales for both years and 7.0% and 5.6% of accounts receivables at August 31, 2007 and 2006, respectively. There were no customers that accounted for 10% or more of sales for fiscal 2005.
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
Foreign currency translation:
The Company’s foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year end exchange rates. Items of income and expense are translated at average exchange rates for the relevant period. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions and the revaluation of certain intercompany debt are included in determining net income (loss). Gains arising from foreign currency transactions and the revaluation of certain intercompany debt for fiscal 2007, 2006 and 2005 totaled $553, $1,444 and $1,523, respectively. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates. In addition, the Company has two guarantee agreements in Eurodollars that were valued using a conversion rate as of August 31, 2007.
Fair value of financial instruments:
Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and other liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long–term debt except for the 8 1/4% Senior Notes due 2012, approximates fair value. The fair value of the Senior Notes was estimated to be approximately $151,200 as of August 31, 2007 (Note 8).

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Recent accounting pronouncements:
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Shared-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company adopted SFAS 123R in the first quarter of 2007.
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
In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. On November 16, 2007 the FASB partially delayed the implementation of SFAS No. 157. The delay pertains to non-financial assets and liabilities being disclosed at fair value, measuring of fair values of liabilities at exit prices and the applicability of disclosure requirements to retirement plan assets. The effective date of these items will be for financial statements issued subsequent to November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 157.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 had no impact on its financial condition, results of operations or cash flows.
In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is currently evaluating the requirement of SFAS No. 158.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159.
In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1) amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement’ or “settled” replace the terms “ultimate settlement’ or “ultimately settled’ when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. The Company does not anticipate that the adoption of FSP FIN 48-1 will have a material effect on the Company’s results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
2. New business activity:
On September 1, 2004, the Company formed a wholly owned subsidiary, Portola Packaging (ANZ) Limited, under the laws of New Zealand. Portola ANZ was formed to manage sales of the Company’s products in New Zealand and Australia and to facilitate the growth of operations in the region.
3. Other comprehensive income:
Other comprehensive income consisted of cumulative foreign currency translation adjustments of $(1,082), $(633) and $(775) for fiscal 2007, 2006 and 2005, respectively.
4. Restructuring:
The Company incurred restructuring costs of $434, primarily relating to its U.S. Closures and PTI segments, during fiscal 2007. These costs related to selling, general and administrative areas primarily in the corporate division and in plant management for PTI. The amount of restructuring costs the Company incurred in fiscal 2007 approximated the amount that the Company was expecting to incur. The Company is not expecting to incur any restructuring expenses related to this plan in the future. At August 31, 2007, accrued restructuring cost amounted to $89 for employee severance costs. Management anticipates the accrual balance will be paid within twelve months from year end.
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
The following table represents the activity in the restructuring reserve by segment for the fiscal year ended August 31, 2006 and 2007:

	August 31,			August 31,			August 31,
	2005			2006			2007
	Balance	Provision	Cost Paid	Balance	Provision	Cost Paid	Balance

United States - Closures & Corporate	$809	$304	$(1,098)	$15	$151	$(131)	$35
United States – CFT	25	—	(25)	—	261	(207)	54
Blow Mold Technology	139	95	(234)	—	—	—	—
Mexico	—	46	(46)	—	—	—	—
United Kingdom	—	88	(88)	—	22	(22)	—
Other	130	307	(437)	—	—	—	—

Total	$1,103	$840	$(1,928)	$15	$434	$(360)	$89

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
5. Inventories:

August 31,	2007	2006

Raw materials	$14,484	$12,546
Work in process	2,131	1,154
Finished goods	11,653	9,236

Total Inventory	28,268	22,936
Less: Inventory reserve	(1,597)	(1,409)

Inventory – net	26,671	$21,527

6. Property, plant and equipment:

August 31,	2007	2006

Assets (asset lives in years):
Buildings and land (35)	$10,961	$10,551
Machinery and equipment (5–10)	184,703	185,511
Leasehold improvements (10–20)	12,068	11,697

	207,732	207,759
Less accumulated depreciation	(136,009)	(135,636)

	$71,723	$72,123

Depreciation expense charged to operations was $14,550, $14,888 and $14,749 for fiscal 2007, 2006 and 2005, respectively.
Based on management’s review, the fixed assets of PTI were determined to be impaired as a result of the deteriorating operating performance of PTI. An impairment loss of $1,620 was recorded during fiscal 2007.
The Company had sales of other assets that resulted in a loss of $14 for the year ended August 31, 2007.
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
Capital lease obligations:
The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment includes the following items held under capital lease obligations:

August 31,	2007	2006

Equipment	$1,152	$1,152
Less accumulated depreciation	(779)	(663)

	$373	$489

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
7. Goodwill and intangible assets:
The following table represents the activity in goodwill by segment for the fiscal year ended August 31, 2006 and 2007:

	August 31,		Foreign	August 31,		Foreign	August 31,
	2005		Currency	2006		Currency	2007
	Balance	Impairment	Translation	Balance	Impairment	Translation	Balance

United States – Closures	$5,918	$—	$—	$5,918	$—	$—	$5,918
United States – CFT	9,163	(9,163)	—	—	—	—	—
Blow Mold Technology	3,750	—	282	4,032	—	180	4,212
Mexico	1,160	(1,154)	(6)	—	—	—	—
Other	85	—	—	85	—	—	85

Total Consolidated	$20,076	$(10,317)	$276	$10,035	$—	$180	$10,215

Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and performs its annual test at August 31st each year. The Company uses a two step approach when testing for impairment based on the EBITDA methodology. The Company will perform the calculation by using actual EBITDA and the plan EBITDA for the next fiscal year. Based on these two calculations the Company will review to determine if the assets are impaired. During the fourth quarter, the Company measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States – Closures, Blow Mold Technology, Mexico, and Other, and used the discounted cash flows methodology for United States – CFT. Based on this review, the Company did not record an impairment loss during fiscal 2007 on goodwill and other intangible assets. The Company did record an impairment loss during fiscal 2006 of $16,697 for United States – CFT and $1,154 for Mexico.
The components of the Company’s intangible assets are as follows:

	August 31, 2007		August 31, 2006
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Amortizable intangible assets:
Patents	$9,688	$(8,636)	$9,688	$(8,414)
Debt issuance costs	12,100	(6,685)	11,903	(4,996)
Customer relationships	2,600	(2,600)	2,600	(2,600)
Covenants not–to–compete	817	(522)	829	(829)
Technology	400	(400)	400	(400)
Other	1,995	(813)	1,718	(653)

Total amortizable intangible assets	27,600	(19,656)	27,138	(17,892)

Non-amortizable intangible assets:
Trademarks and tradename	5,000	(5,000)	5,000	(5,000)

Total intangible assets	$32,600	$(24,656)	$32,138	$(22,892)

The gross carrying amounts and accumulated amortization may fluctuate between periods due to foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, at August 31, 2006 was $2,460 for fiscal 2006 and $2,271 for fiscal 2007. For the remaining fiscal years amortization expense should be $2,189 in fiscal 2008, $1,661 in fiscal 2009, $1,403 in fiscal 2010, $1,403 in fiscal 2011 and $1,288 in the remaining fiscal years thereafter.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
8. Debt:
Debt:

August 31,	2007	2006

Senior notes	$180,000	$180,000
Senior revolving credit facility	39,590	24,901
Other	—	87

	219,590	204,988
Less: Current portion long–term debt	—	(30)

	$219,590	$204,958

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
Concurrently with the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004 and a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”) The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness, (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500, (c) the Company no longer is required to maintain a minimum borrowing availability amount and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2006 and beyond. The June 29 Amendment allows a maximum of $7,000 to be added back to EBITDA for the Blackhawk Molding Company, Inc. litigation settlement. The October 19 Amendment increases the maximum loan limit under the credit facility from $50,000 to $60,000, with the amount in excess of $50,000 being based on the Company’s working capital/fixed asset borrowing base calculation. The October 19 Amendment also increases the amount of capital expenditures the Company is able to make each fiscal year from $13,500 to $16,500. The Company was in compliance with the covenants of the senior secured credit facility at August 31, 2006 and 2007. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2008 and beyond. However, if the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At August 31, 2007, the Bank Prime Loan rate and the LIBOR Loan rate were 8.25% and 5.18%, respectively. At August 31, 2007, the Company had approximately $18,405 available for borrowing under the credit facility under the borrowing base formula described above.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Aggregate maturities of long–term debt:
The aggregate maturities of long–term debt as of August 31, 2007 were as follows:

Fiscal years ending August 31,

2008	$—
2009	39,590
2010	—
2011	—
2012	—
Thereafter	180,000

$219,590

9. Commitments and contingencies:
Legal:
On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4,000 on June 30, 2006, $500 per quarter for four quarters thereafter and $250 for the following four quarters. The Company has made these payments through September 30, 2007 and has ample cash flow from operations and lines of credit to make the remaining three payments.
In the normal course of business, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability for any such pending actions in the ordinary course of business will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Commitments and contingencies:
The Company leases certain office, production and warehouse facilities under various operating lease agreements expiring on various dates through 2021. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs.
At August 31, 2007, future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Fiscal years ending August 31,

2008	$4,853
2009	4,583
2010	4,375
2011	3,928
2012	3,674
Thereafter	15,946

$37,359

Rent expense for fiscal 2007, 2006 and 2005 totaled $5,693, $5,370 and $4,436 respectively.
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
In March 2007 the Company’s stockholders approved an amendment of the 2002 Plan to authorize the granting of restricted stock in addition to stock options. Such restricted stock may be granted by the Board of Directors or the Compensation Committee appointed by the Board upon such terms and conditions as they deem appropriate. No restricted stock was granted under the 2002 Plan in fiscal 2007.
The 2002 Plan may be administered by the Board of Directors or by a Compensation Committee appointed by the Board, which has discretion to select optionees and to establish the terms and conditions for the options, subject to the provisions of the 2002 Plan.
All stock option plans:
At August 31, 2007, the Company had reserved 15,800 and 4,895,000 shares of Class B, Series 1 Common Stock for issuance under the Company’s 1994 and 2002 stock option plans, respectively. Under both plans, stock options are granted by the Board of Directors at prices not less than 85% of fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for non–statutory options and not less than 100% of the fair market value of the Company’s Class B Common Stock, Series 1 at the date of grant for incentive options, except that for an incentive option granted to a person holding more than 10% of the total combined voting power of all classes of the Company or any parent or subsidiary of the Company, the exercise price must be not less than 110% of such fair market value.
The Company adopted SFAS 123R effective September 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. Stock based compensation expense recognized under SFAS 123R for the year ended August 31, 2007 recorded in selling, general and administrative expenses was $0.1 million.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Prior to September 1, 2006, we applied the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock awards. Accordingly, no compensation expense for employee stock options was recognized, as all options granted had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant.
The following pro forma information illustrates the pro forma effect on net loss for the years ended August 31, 2006 and 2005, as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards “Accounting for Stock-based Compensation”, to stock-based employee compensation.

	2006	2005

Net loss as reported	$(28,766)	$(11,553)
Deduct total compensation cost under fair value based method for all awards, net of tax	352	251

Net loss—pro forma	$(29,118)	$(11,804)

The table below summarized stock option activity under the stock option plans for the years ended August 31, 2007, 2006 and 2005:

		Options outstanding
	Available	Number of	Weighted average
	for grant	shares	exercise price

Balances, August 31, 2004	6,249,000	2,352,000	$4.99
Retirement of shares	—	—
Granted	(62,000)	62,000	$5.80
Exercised	—	—	—
Canceled	884,000	(998,000)	$4.92

Balances, August 31, 2005	7,071,000	1,416,000	$5.08
Retirement of shares	(3,341,000)	—
Granted	(1,800,000)	1,800,000	$0.69
Exercised	—	(42,000)	$0.62
Canceled	664,000	(664,000)	$5.10

Balances, August 31, 2006	2,594,000	2,510,000	$1.99
Retirement of shares	—	—
Granted	(120,000)	120,000	$3.12
Exercised	—	(83,000)	$0.62
Canceled	213,000	(213,000)	$4.57

Balances, August 31, 2007	2,687,000	2,334,000	$1.87
Exercisable at August 31, 2007	—	2,133,000	$1.84

At August 31, 2007, 2006 and 2005, vested options to purchase approximately 2,133,000, 1,762,000 and 1,227,000 shares, respectively, were unexercised. At August 31, 2007 the aggregate intrinsic value for these options was zero and the weighted average life of these options was 5.94 years.
The following is a summary of the Company’s nonvested shares:

		Weighted-average
	Shares under	exercise price
	option	per share

Nonvested at August 31, 2006	748,000	$0.68

Granted	120,000	3.12
Vested	(650,000)	(0.77)
Canceled	(17,000)	(3.19)

Nonvested at August 31, 2007	201,000	$1.61

As of August 31, 2007 there was $64 of total unrecognized compensation cost related to the non-vested option awards under the 2002 Stock Option Plan. That cost is expected to be recognized over the 2 year remaining vesting period of the non-vested option awards.
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
The following table summarizes information about stock options outstanding at August 31, 2007:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual life	exercise	Number	exercise
Range of exercise prices	outstanding	(years)	price	exercisable	price

$0.62	1,625,000	8.0	$0.62	1,504,000	$0.62
$3.12	120,000	9.0	$3.12	40,000	$3.12
$5.00	511,000	5.11	$5.00	511,000	$5.00
$5.25-$6.25	78,000	5.94	$5.70	78,000	$5.70

	2,334,000			2,133,000

The intrinsic value of the exercised options was zero at August 31, 2007.
The value of each option grant estimated at the date of grant using the Black–Scholes pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk–Free Interest Rate	4.50%	4.61%	3.39%
Expected Life	5 years	5 years	5 years
Volatility	30%	30%	n/a
Grant Price	$3.19	$0.62	$—
Dividend Yield	—	—	—
Expected Forfeiture Rate	—	—	—

Using the Black-Scholes option pricing model, the weighted average fair value per share of those options granted in fiscal 2007, 2006 and 2005 was $1.09, $0.15 and $4.92, respectively. The Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from our estimate, the stock based compensation expense could be significantly different from what we have recorded.
11. Employee benefit plans:
The Company maintains a defined contribution plan. To be eligible, employees of the Company must be 21 or older and not covered by a collective bargaining agreement. Eligible employees may begin to defer amounts the first of the month following the month of hire, but do not receive a match from the Company until they have completed one year of service. Employer matching contributions amounted to approximately $186, $188 and $230 for the years ended August 31, 2007, 2006 and 2005, respectively.
In fiscal 1996, the Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) under which 750,000 shares of Class B, Series 1 Common Stock have been reserved for issuance to employees meeting minimum employment criteria. The ESPP was terminated effective December 31, 2003. Employees were able to participate through payroll deductions in amounts related to their base compensation. The fair value of shares made available to any employee for purchase under the ESPP could not exceed $25 in any calendar year. The participant’s purchase price was 85% of the lower of the fair market value at the beginning or the end of the offering

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
period. Shares purchased under the ESPP were issued by the Company once a year, at calendar year end. In fiscal 2004, 2,560 shares were issued to employees under the ESPP at an annual aggregate purchase price of $11. As of August 31, 2007, the Company had issued a total of 39,392 shares under the ESPP at an aggregate purchase price of $182. The Company did not recognize compensation expense related to the ESPP during fiscal 2005, 2006 and fiscal 2007.
12. Income taxes:
The source of income (loss) before tax expense:

	2007	2006	2005

Domestic loss before income taxes	$(12,986)	$(31,258)	$(14,642)
Foreign income before income taxes	3,124	6,015	6,818

(Loss) income before income taxes	$(9,862)	$(25,243)	$(7,824)

Income tax provision for fiscal 2007, 2006 and 2005 consisted of the following:

August 31,	2007	2006	2005

Current:
Federal	$—	$—	$(222)
State	—	—	(58)
Foreign	1,878	2,912	3,107

	1,878	2,912	2,827

Deferred:
Federal	333	334	667
State	—	—	—
Foreign	(58)	277	235

	275	611	902

	$2,153	$3,523	$3,729

The reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

Year ended August 31,	2007	2006	2005

Federal statutory rate (benefit)	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	—	—	(0.1)
Effects of foreign operations	(3.7)	1.3	11.0
Nondeductible expenses	—	—	0.8
Change in valuation allowance	62.6	48.8	70.0
Other	(3.1)	(2.1)	—

Effective income tax rate	21.8%	14.0%	47.7%

Full valuation allowances have been established against net deferred tax assets in the Company’s domestic jurisdictions in 2007, 2006 and 2005. In addition, the Company had reversed a valuation allowance in fiscal 2004 that was provided in prior years for its China operations as China had taxable income in 2004 and had utilized a portion of its net operating loss in 2004. However in 2005, the Company reestablished the valuation allowance for China as China had a taxable loss in 2005 and the net operating loss started to expire in 2006. The Company also established a valuation allowance in fiscal 2005 for Czech, Austria and Mexico and in fiscal 2007 for New Zealand.
The components of the net deferred tax liabilities are as follows:

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

August 31,	2007	2006

Deferred tax assets:
Federal and state credits	$3,874	$3,874
Accounts receivable	174	235
Inventories	347	124
Fixed assets	614	—
Intangible assets	8,499	8,556
Net operating loss—foreign	4,679	3,516
Net operating loss—domestic	28,445	24,390
Accrued liabilities and other	1,155	1,730

Total gross assets	47,787	42,425
Less: valuation allowance	(42,316)	(36,138)

Total assets	5,471	6,287

Deferred tax liabilities:
Property, plant and equipment	5,671	6,559
Non amortizing intangibles and goodwill	1,333	1,000

Total liabilities	7,004	7,559

Net deferred tax (assets) liabilities	$1,533	$1,272

At August 31, 2007, the Company had a net operating loss carryforward of approximately $83,432 available to offset future U.S. federal income taxes that expire on various dates from August 31, 2020 through August 31, 2027.
For the first quarter ended November 30, 2007 in fiscal 2008, the Company will adopt FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1). The Company does not anticipate that the adoption of FSP FIN 48-1 will have a material effect on the Company’s results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FSP FIN 48-1.
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
The table below presents revenue information about reported segments for fiscal 2007, 2006 and 2005:

	2007	2006	2005

Revenues
United States – Closures and Corporate	$106,873	$108,712	$102,289
United States – CFT	25,336	25,280	26,608
Blow Mold Technology	46,960	48,317	43,928
United Kingdom	40,071	43,701	46,681
Mexico	19,452	20,554	18,930
China	15,205	11,662	9,700
Other	15,710	13,377	16,828

Total Consolidated	$269,607	$271,603	$264,964

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Inter-segment revenues totaling $14,964, $11,165 and $14,575 have been eliminated from the segment totals presented above for fiscal 2007, 2006 and 2005, respectively.
The table below presents total asset information by reported segment for fiscal 2007, 2006 and 2005:

	2007	2006	2005

United States – Closures and Corporate	$79,726	$79,164	$86,426
United States – CFT	15,908	16,899	35,502
Blow Mold Technology	18,747	17,825	17,701
United Kingdom	20,792	21,972	22,806
Mexico	7,728	9,397	9,570
China	12,540	6,237	4,400
Other	6,029	5,247	3,564

Total Assets	$161,470	$156,741	$179,969

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
The table below presents the detail of EBITDA by segment for the years ended August 31, 2007, 2006 and 2005, respectively:

	United States
	– Closures &	United	Blow Mold	United
EBITDA	Corporate	States - CFT	Technology	Kingdom	Mexico	China	Other	Total

For the year ended August 31, 2007	$14,684	$(1,419)	$8,095	$2,456	$438	$2,705	$133	$27,092
For the year ended August 31, 2006	$9,147	$1,913	$8,104	$5,460	$538	$2,220	$(325)	$27,057
For the year ended August 31, 2005	$9,371	$1,854	$6,407	$8,184	$652	$1,169	$(1,675)	$25,962
The following table presents a reconciliation of EBITDA to net cash provided by operating activities for the years ended August 31, 2007,2006 and 2005, respectively:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	August 31, 2007	August 31, 2006	August 31, 2005
EBITDA	$27,092	$27,057	$25,962
Interest expense	(17,966)	(17,101)	(16,439)
Tax expense	(2,153)	(3,523)	(3,729)
Deferred income taxes	261	611	902
Provision for doubtful accounts	(184)	194	645

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	August 31, 2007	August 31, 2006	August 31, 2005
Provision for restructuring	434	840	2,471
Loss (gain) on property and equipment dispositions	14	(893)	39
Other	60	(23)	(811)
Changes in working capital	(5,247)	2,414	(10,236)

Net cash provided by (used in) operating activities	$2,311	$9,576	$(1,196)

The table below presents revenues by product line for the fiscal 2007, 2006 and 2005:

	2007	2006	2005

Revenues:
Closures	$167,587	$174,756	$175,216
CFT	34,794	30,499	28,541
Bottles	43,062	45,627	41,525
Equipment	7,614	7,023	7,516
Other	16,550	13,698	12,166

Total	$269,607	$271,603	$264,964

One Canadian customer, Saputo, accounted for approximately 10% of total sales during fiscal 2007 and 2006 and 7.0% and 5.6% of accounts receivable during fiscal 2007 and 2006, respectively. During fiscal 2005 there were no customers that accounted for 10% or more of total sales.
The following is a breakdown of revenue and long–lived assets by geographic region for and as of fiscal 2007, 2006 and 2005:

	2007	2006	2005

Revenue:
United States	$133,091	$138,969	$137,580
Foreign	136,516	132,634	127,384

Total	$269,607	$271,603	$264,964

Long–lived assets:
United States	$55,776	$57,226	$69,959
Canada	6,554	6,244	6,763
United Kingdom	7,686	7,990	9,093
China	3,082	2,941	3,155
Mexico	6,567	7,203	7,068
Other Foreign	2,422	2,191	2,295

Total	$82,087	$83,795	$98,333

14. Related party transactions:
The Company enters into certain related party transactions throughout the course of its business. In connection with the financing transactions related to the $180,000 offering of its 8 1/4% Senior Notes due 2012, the Company paid fees of $5,000 to JPMorgan Securities, Inc. (Robert Egan, one of the Company’s directors, is affiliated with JPMorgan Partners, an affiliate of JP Morgan Securities, Inc.), $1,178 to The Breckenridge Group (of which Larry Williams, one of the Company’s directors, is a principal), $368 to Tomlinson Zisko LLP and $30 to Timothy Tomlinson (one of the Company’s directors until February 29, 2004, and a partner in Tomlinson Zisko LLP), and $69 to Themistocles Michos (the Company’s Vice President, General Counsel and Secretary until August 17, 2005) for services rendered. The Company also repurchased a warrant from JPMorgan Partners for $10,659, resulting in the recognition of a loss totaling $1,639. In addition, the Company paid fees to The Breckenridge Group, Tomlinson Zisko LLP and Themistocles Michos for services rendered related to operational matters. Mr. Tomlinson, who resigned from the Board on February 29, 2004, was a member of the Company’s Audit Committee until February 29, 2004 and also served as a member of its Compensation Committee until October 2003.

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
In addition to a base salary of $12, the Company paid $84 and $232 for fiscal 2006 and 2005, respectively, to Themistocles Michos, the Company’s former Vice President, General Counsel and Secretary, for legal services rendered and expense reimbursement.
The Company paid $146 in fiscal 2005 to Tomlinson Zisko LLP for legal services rendered.
The Company sold products to and performed certain services for its non–consolidated affiliated companies totaling approximately $6,200, $6,867 and $8,744 for fiscal 2007, 2006 and 2005, respectively. The Company had trade receivables due from these non–consolidated affiliated companies, which amounted to $1,143, $2,055 and $2,101 as of August 31, 2007, 2006 and 2005, respectively.
15. Supplemental cash flow disclosures:
The Company paid $17,790, $16,821 and $19,811 in interest during fiscal 2007, 2006 and 2005, respectively.
The Company paid $2,849, $4,117 and $2,248 in income taxes during fiscal 2007, 2006 and 2005, respectively.
For fiscal 2007 the Company wrote-off $530 in fully amortized intangible assets. During fiscal 2006 the Company had no write offs of fully amortized intangible assets. For fiscal 2005 the Company wrote-off fully amortized intangible assets totaling approximately $360.
No equipment was purchased under capital leases during fiscal 2007, 2006 and 2005.

16. Supplemental condensed consolidated financial statements:
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
Supplemental Condensed Consolidating Balance Sheet
As of August 31, 2007

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$987	$1,796	$514	$—	$3,297
Accounts receivable, net	12,605	17,603	10,185	(6,834)	33,559
Inventories	10,041	14,107	2,523	—	26,671
Other current assets	1,721	1,087	2,712	—	5,520

Total current assets	25,354	34,593	15,934	(6,834)	69,047
Property, plant and equipment, net	39,426	27,780	4,533	(16)	71,723
Goodwill	5,917	4,298	—	—	10,215
Debt issuance costs	5,415	—	—	—	5,415
Investment in subsidiaries	11,351	13,317	897	26	25,591
Common stock of subsidiary	(16,554)	(18,988)	(4,318)	15,287	(24,573)
Other assets	3,928	49	75	—	4,052

Total assets	$74,837	$61,049	$17,121	$8,463	$161,470

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,040	$13,512	$5,470	$(6,834)	$21,188
Intercompany (receivables) payables	(71,487)	63,600	7,854	33	—
Other current liabilities	10,808	1,442	1,746	396	14,392

Total current liabilities	(51,639)	78,554	15,070	(6,405)	35,580
Long-term debt, less current portion	219,590	—	—	—	219,590
Other long-term obligations	3,561	319	(905)	—	2,975

Total liabilities	171,512	78,873	14,165	(6,405)	258,145

Other equity (deficit)	7,428	1,594	(893)	(701)	7,428
Accumulated equity (deficit)	(104,103)	(19,418)	3,849	15,569	(104,103)

Total shareholders’ equity (deficit)	(96,675)	(17,824)	2,956	14,868	(96,675)

Total liabilities and equity (deficit)	$74,837	$61,049	$17,121	$8,463	$161,470

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Operations
For the fiscal year ended August 31, 2007

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$120,757	$132,923	$30,890	$(14,963)	$269,607
Cost of sales	98,449	123,568	22,768	(14,494)	230,291

Gross profit (loss)	22,308	9,355	8,122	(469)	39,316

Selling, general and administrative	14,612	6,262	2,756	(469)	23,161
Research and development	2,578	1,384	—	—	3,962
Loss (gain) on sale of assets	39	(8)	(17)	—	14
Fixed asset impairment	—	1,620	—	—	1,620
Amortization of intangibles	602	3	—	—	605
Restructuring costs	152	282	—	—	434

Income from operations	4,325	(188)	5,383	—	9,520

Interest income	(24)	(37)	(7)	—	(68)
Interest expense	17,787	178	1	—	17,966
Amortization of debt issuance costs	1,666	—	—	—	1,666
Foreign currency transaction (gain) loss	(749)	161	35	—	(553)
Intercompany interest (income) expense	(5,229)	4,629	600	—	—
Other expense (income), net	2,556	1,379	(524)	(3,040)	371

(Loss) income before income taxes	(11,682)	(6,498)	5,278	3,040	(9,862)

Income tax expense	333	1,241	579	—	2,153

Net (loss) income	$(12,015)	$(7,739)	$4,699	$3,040	$(12,015)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Operations
For the fiscal year ended August 31, 2005

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$117,717	$140,275	$21,547	$(14,575)	$264,964
Cost of sales	94,294	120,761	18,951	(13,012)	220,994

Gross profit (loss)	23,423	19,514	2,596	(1,563)	43,970

Selling, general and administrative	17,995	7,834	3,986	(1,563)	28,252
Research and development	2,279	1,540	17	—	3,836
Loss (gain) on sale of assets	49	(26)	—	16	39
Amortization of intangibles	702	287	—	—	989
Restructuring costs	1,406	763	302	—	2,471

Income (loss) from operations	992	9,116	(1,709)	(16)	8,383

Interest income	(16)	(25)	(2)	—	(43)
Interest expense	16,369	71	(1)	—	16,439
Amortization of debt issuance costs	1,588	21	—	—	1,609
Foreign currency transaction (gain) loss	(433)	(1,112)	22	—	(1,523)
Intercompany interest (income) expense	(4,197)	3,781	416	—	—
Other (income) expense, net	(1,153)	252	38	588	(275)

(Loss) income before income taxes	(11,166)	6,128	(2,182)	(604)	(7,824)

Income tax expense	387	2,622	720	—	3,729

Net (loss) income	$(11,553)	$3,506	$(2,902)	$(604)	$(11,553)

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Cash Flows
For the fiscal year ended August 31, 2007

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$(3,720)	$5,193	$838	$—	$2,311

Additions to property, plant and equipment	(10,255)	(4,826)	(879)	—	(15,960)
Proceeds from the sale of property, plant and equipment	34	10	—	—	44
Other	(471)	131	(12)	—	(352)

Net cash used in investing activities	(10,692)	(4,685)	(891)	—	(16,268)

Borrowings under revolver, net	14,690	—	—	—	14,690
Other	(118)	—	—	—	(118)

Net cash provided by financing activities	14,572	—	—	—	14,572

Effect of exchange rate changes on cash	—	18	15	—	33

Increase / (decrease) in cash	160	526	(38)	—	648

Cash and cash equivalents at beginning of year	727	1,270	552	—	2,549

Cash and cash equivalents at end of year	887	1,796	514	—	3,197

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
Supplemental Condensed Consolidating Statements of Cash Flows
For the fiscal year ended August 31, 2006

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations	$5,680	$3,407	$489	$—	$9,576

Additions to property, plant and equipment	(8,808)	(4,019)	(572)	—	(13,399)
Proceeds from the sale of property, plant and equipment	3,303	1,123	—	—	4,426
Other	(655)	(3)	(45)	—	(703)

Net cash used in investing activities	(6,160)	(2,899)	(617)	—	(9,676)

Borrowings under revolver, net	1,055	—	—	—	1,055
Other	(136)	(103)	(28)	—	(267)

Net cash provided by (used in) financing activities	919	(103)	(28)	—	788

Effect of exchange rate changes on cash	—	8	(10)	—	(2)

Increase / (decrease) in cash	439	413	(166)	—	686

Cash and cash equivalents at beginning of year	288	857	718	—	1,863

Cash and cash equivalents at end of year	$727	$1,270	$552	$—	$2,549

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

Portola Packaging, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share data)
17. Subsequent events:
     In the first quarter of fiscal 2008 ending November 30, 2007, the Company completed the sale of land it owned in Louny, Czech Republic for approximately 450,000 EUR and signed a 10 year lease for the building constructed on the land by the purchaser and the company moved its CFT manufacturing from the facility it leased in Litvinov, Czech Republic to the new facility in Louny.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     PricewaterhouseCoopers, LLP (“PWC”) were previously the principal accountants for Portola Packaging, Inc. (the “Company”). On February 13, 2006 the Audit Committee of the Board of Directors authorized the Company’s senior management to solicit proposals from various accounting firms to provide audit and related services for the Company’s fiscal year ended August 31, 2006. The decision resulted from the Audit Committee’s concerns about the increasing costs of such services. On June 26, 2006 the Audit Committee dismissed PWC as the Company’s principal accountants and appointed BDO Seidman, LLP (“BDO”) to be the Company’s principal accountants for the fiscal year ended August 31, 2006. PWC will continue to perform tax services for the Company.
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
     The Company has restated its second quarter of fiscal 2006 to record a $1.5 million loss contingency because the Company offered to settle the Blackhawk litigation by paying $1.5 million and has considered the effects of this decision on its internal controls.
     The Audit Committee of the Board of Directors has authorized PWC to respond fully to any inquiries the successor accountants, BDO may have.
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
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended August 31, 2007, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
     Not applicable.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Management
     Our directors and executive officers and their ages as of November 26, 2007 are as follows:

Name	Age	Title
Brian J. Bauerbach	42	Director, President, Chief Executive Officer

Michael T. Morefield	51	Senior Executive Vice President and Chief Financial Officer

Richard D. Lohrman	54	Vice President, Engineering/R&D

Kim Wehrenberg	55	Vice President, General Counsel and Secretary

Jeff Swoyer	54	Chief Human Resource Officer

Martin Imbler(2)	59	Chairman of the Board

Jack Watts	59	Director

Robert Egan(1)	43	Director

Larry C. Williams(1)	58	Director

Debra Leipman-Yale	51	Director

Richard Cross(2)	59	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.
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
     Michael T. Morefield has been our Senior Vice President and Chief Financial Officer since October 2004 and was also named Senior Executive Vice President in 2006. He has over twenty-five years of global experience in finance, accounting, administration and general management. Most recently, from 2002 to 2003 Mr. Morefield was Chief Financial Officer for Exelon Services, a subsidiary of the Fortune 500 company Exelon Inc., a provider of energy services. From 1999 to 2002, he was Vice President and Chief Financial Officer for United Plastics Group Inc., a global plastic injection molding manufacturer servicing the electronics, consumer, medical and automotive industries. Prior to that, he held CFO positions for a number of multinational manufacturing companies including Schmalbach-Lubeca Holdings, Inc., White Cap, Inc. and Toyoda Machinery USA Inc.
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
     Jeffrey Swoyer joined Portola on December 1, 2005 as Chief Human Resource Officer. Prior to joining Portola, he was Vice President, Human Resources for Regal Beloit Corporation, a manufacturer of motion control and power generation equipment from August 2005 to November 2005 and prior to Beloit, he served as Vice President, Human Resources for several divisions of Alcoa Corporation from 1994 to August 2005.
     Martin Imbler has been one of our directors since June 2003 and was elected Chairman of the Board in June 2005. Mr. Imbler is also a board member of various small privately owned venture capital businesses. Previously, Mr. Imbler was President and Chief Executive Officer of Berry Plastics Corporation, a manufacturer of proprietary plastic packaging, a position he held from 1991 until 2002. From 1987 to 1991, Mr. Imbler was President and CEO of Risdon Corporation, a manufacturer of metal and plastic packaging for the cosmetics industry. From 1973 to 1987, he held various executive positions with American Can Company, Conrail, Gulf Oil and The Boston Consulting Group. Previously, he was a Captain in the U.S. Army.
     Jack L. Watts was our Chairman of the Board and Chief Executive Officer from 1986 to 2005. He continues to serve as one of our directors. From 1982 to 1985, he was Chairman of the Board of Faraday Electronics, a supplier of integrated circuits and board level microprocessors.
     Robert Egan has been one our directors since June 2003. Mr. Egan founded Environmental Capital Partners, LLC, a private equity firm in 2007 and is a Managing Partner. Prior to 2007 Mr. Egan had a 20 year private equity career including being a Partner of J.P.Morgan Entertainment Partners (JPMEP) and a Senior Advisor to J.P.Morgan Partners. J.P.Morgan Partners is a large private equity fund. Previous to JPMEP, Mr. Egan was the President of Hudson River Capital LLC, a private equity fund that focused on investments in middle market companies. Prior to Hudson, Mr. Egan was a Principal and founding member of Chase Capital Partners, a predecessor to J.P.Morgan Partners. In addition, Mr. Egan has served as a Vice President of The Chase Manhattan Bank’s Merchant Banking Group.
     Larry C. Williams has been one of our directors since January 1989. He co–founded The Breckenridge Group, Inc., an investment banking firm in Atlanta, Georgia, in April 1987 and is one of its principals.
     Debra Leipman-Yale has been one of our directors since August 2004. Ms. Yale has over twenty-five years of experience in marketing and general management of cosmetic, fragrance and toiletry products. She currently serves as Chief Marketing Officer for Intermark, USA. Prior to that she served as Executive Vice President of Revlon, Inc., a cosmetics company from 2002 through 2003. Prior to her position at Revlon Inc., she held senior positions at Clairol, Inc., a division of Bristol-Myers Squibb from 1983 to 2002, including serving as President of Clairol International.
     Richard Cross was elected as one of our directors on August 24, 2006. Mr. Cross has served as Chairman and Chief Executive Officer of CARSTAR Incorporated and CARSTAR Franchising Systems, Inc., a franchisor of automobile collision shops since October 2004. Prior to that, he served as Managing Director of D. Cross Partnership, Ltd., a consulting company, from August 2001 to January 2004. Prior to that he served as President of Spalding and Slyer, Inc. a full service real estate company from September 1998 to August 2001.
     Each director listed above was elected at our Annual Meeting of Shareholders held on March 1, 2007, and each will serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal.
Audit Committee Matters
     Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Mr. Imbler and Mr. Cross. Our Board of Directors has determined that Mr. Imbler qualifies as an “audit committee financial expert,” and that both members are “independent” as defined by the rules of the NASDAQ Stock Market.
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

Item 11. EXECUTIVE COMPENSATION
Executive Compensation
Compensation Discussion and Analysis
Role of our Compensation Committee
     The Compensation Committee of the Board of Directors is responsible for establishing the base salary for the Chief Executive Officer and incentive cash bonus programs for our executive officers and administering certain other compensation programs for such individuals, subject in each instance to approval by the full Board. The Compensation Committee also has the responsibility for the administration of our stock option plans. The Chief Executive Officer annually reviews the performance of each named executive officer and based on these reviews the named executive officer’s base salaries are adjusted. The Compensation Committee meets in executive session without the Chief Executive present when it establishes the Chief Executive’s compensation.
Compensation Committee’s Philosophy and Objectives
     The fundamental policy of the Compensation Committee is to provide our Chief Executive Officer (“CEO”) and the named executive officers with competitive compensation opportunities based upon their contribution to our financial success and their personal performance. It is the Compensation Committee’s objective to have a substantial portion of each officer’s compensation contingent upon our performance as well as upon his or her own level of performance. The Committee also believes our executive compensation programs should enable us to attract and retain strong performers. These programs are designed to motivate the senior management team to achieve or exceed key objectives by making individual compensation directly dependent on our achievement of financial goals and by providing significant rewards for exceeding those goals.
     Compensation program considerations.
We take the following factors into consideration in establishing the compensation for the Chief Executive Officer and the other named executive officers:
Compensation position and comparative framework.
In order to attract and retain the talent that we need to meet corporate objectives, our executive compensation programs are designed to deliver overall cash compensation and employee benefits competitive with comparable manufacturing companies based on our experience in the industry. Bonuses are tied closely to corporate performance, such that actual awards are made only if our performance meets or exceeds objectives established for adjusted EBITDA. These awards thus may vary considerably according to the overall performance of our company.
Mix of Compensation.
The compensation package for the CEO and the named executive officers is comprised of three elements; (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels in the industry based on our experience, (ii) annual variable performance awards payable in cash and tied to our achievement of financial targets, and (iii) long-term stock-based incentive awards that strengthen the mutuality of interests between the executive officers and our stockholders. As an executive officer’s level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his or her total compensation be dependent upon the performance of our company and stock price appreciation rather than base salary.
Several of the more important factors that the Compensation Committee considers for the components of each executive officer’s compensation package for fiscal 2007 are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.
Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry based on the Compensation Committee’s experience and internal comparability considerations. The weight given to each of these factors differs from individual to individual. Mr. Morefield’s salary was increased from $227,044 in fiscal 2006 to $251,346 in fiscal 2007 because of his additional title of Senior Executive Vice President and a merit raise. Mr. Wehrenberg’s received a merit salary increase from $200,678 in fiscal 2006 to $208,538 in fiscal 2007 . Mr. Swoyer’s salary increased from $136,654 in fiscal 2006 to $196,538 in fiscal 2007 because he only worked for the Company for part of the year in fiscal 2006 and he received a merit raise.
Annual Incentive Compensation. Bonuses are earned by each executive officer primarily on the basis of our achievements of certain corporate financial performance goals established for each fiscal year. For fiscal 2007, the criteria for determination of payment of bonuses were based on our EBITDA performance net of capital expenditures, or Adjusted EBITDA relative to the target established by the Compensation Committee. The Company needed achieve 90% of the Adjusted EBITDA target in order for the named executives to receive any bonus; at this level they would receive 10% of target bonus. No bonuses were paid to the named officers for fiscal 2007 because sufficient Adjusted EBITDA was not achieved. If the Company had achieved 115% of its Adjusted EBITDA target for fiscal 2007, the named executives would have received 200% of their bonus, and at levels between 90% and 115%, the executives would receive an increasing amount, between 10% and 200% of the target bonus amount. The target bonus is set as a percentage of base salary for each named executive officer. For fiscal 2007 the target bonuses were: 50% for Messrs. Bauerbach and Morefield and 30% for Messrs. Lohrman, Swoyer and Wehrenberg.
Long-Term Equity Compensation. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share (the Board established price on the grant date) over a specified period of time (up to ten years). The fixed price per share for options held by our executive officers is 100% of fair market value at the date of issuance. The options will provide the maximum return to the executive officer only if the executive officer remains employed by us, and then only if the Board established price of the underlying shares of common stock appreciates over the option term. The number of shares of common stock subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position with us, the base salary associated with that position, the average size of comparable awards made to executive officer’s in similar positions within the industry, the executive officer’s potential for increased responsibility and promotion over the option term, and the executive officer’s personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. No options were granted to named officers in fiscal 2007.
Compensation of the Chief Executive Officer.
The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Brian J. Bauerbach’s base salary for fiscal 2007 was approximately $308,462. This was an increase from his 2006 fiscal year salary of $258,394 to further adjust for the additional responsibilities he assumed when became President and Chief Executive Officer. Mr. Bauerbach’s base salary was established in part by comparing the base salaries of Chief Operating Officers at other companies of similar size based on the experience and knowledge of the Compensation Committee. The Committee does not use a mechanical formula or a set benchmark of companies to establish compensation. Mr. Bauerbach did not receive any bonus in fiscal 2007 because the Adjusted EBITDA target for fiscal 2007 was not achieved.
Compensation Limitations.
Under Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder by the Internal Revenue Service, publicly held companies may be precluded from deducting certain compensation paid to certain executive officers in excess of $1.0 million in a year. The regulations exclude from this limit performance—based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. We believe that our 2002 Stock Option Plan qualifies for the exclusions. We do not currently anticipate taking action necessary to qualify our executive annual cash bonus plans for the exclusion.
     The following table sets forth information concerning compensation earned during the fiscal year 2007 for our Chief Executive Officer and our four other most highly compensated executive officers who were serving in such capacity at the end of the fiscal year (collectively the “Named Executive Officers”).
Summary compensation table

			All Other
Name and principal position	Salary (1)	Option Awards (2)	Compensation (3)	Totals
Brian J. Bauerbach President and Chief Executive Officer	$308,462	$—	$10,600	319,062
Michael T. Morefield Senior Executive Vice President and Chief Financial Officer	251,346	—	1,000	252,346
Richard D. Lohrman Vice President, Engineering/R&D	188,269	—	1,000	189,269
Kim Wehrenberg Vice President, General Counsel and Secretary	208,538	—	1,000	209,538
Jeffrey Swoyer Vice President, Human Resources	196,538	—	1,000	197,538

(1)	No bonus was paid in fiscal 2007.

(2)	No options were granted in fiscal 2007. The dollar amounts reflect the amount recognized for financial statement reporting purposes for fiscal 2007 in accordance with SFAS 123R for options granted in fiscal 2006.

(3)	All other compensation consists of a $1,000 Company match under the 401(k) plan and a $9,600 car allowance for Brian Bauerbach.
Retirement Benefits
The Company does not have a retirement plan. The named executive officers participate in the Company’s broad-based 401K plan that is available to all employees. The maximum Company matching contribution under the 401K plan is $1,000.
Health and Welfare Plans
The named executive officers participate in the same broad-based health and welfare plans (medical, prescription, dental, vision, life and disability) that are available to all employees.
Perquisites and Other Personal Benefits
The named executive officers do not have any perquisites or other personal benefits, except that Mr. Bauerbach has a $9,000 car allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information with respect to each unexercised stock option held by the Named Executive Officers as of August 31, 2007. None of the Named Executive Officers holds any shares of restricted stock or other equity awards. We did not grant any stock options to the Named Executive Officers in fiscal 2007 nor did any Named Executive Officer exercise any of his stock options during 2007.

			Number of securities
	Option	Option	underlying unexercised
	exercise	expiration	options at August 31, 2007
Name	price	date	Exercisable	Unexercisable
Brian J. Bauerbach	$0.62	2/14/16	320,000	80,000
Michael T. Morefield	0.62	2/14/16	175,000	—
Richard D. Lohrman	0.62	2/14/16	200,000	—
Kim Wehrenberg	0.62	2/14/16	83,334	—
Jeffrey Swoyer	0.62	2/14/16	83,333	41,667
Director compensation
     For fiscal 2007 Directors received quarterly retainers of $4,250 for Board service and $2,000 for attendance per Board meeting. Compensation Committee members received a quarterly retainer of $1,000 and Audit Committee members received a retainer of $2,500 per quarter. The Board Chairman also receives an additional retainer of $4,250 per quarter. Brian Bauerbach, a Director and our President and CEO, does not receive any compensation as a director.
     The non-employee directors earned the following compensation during the 2007 fiscal year.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Robert Egan	$29,000	$—	$29,000
Richard Cross	25,000	—	25,000
Martin Imbler	55,000	—	55,000
Debra Leipman-Yale	34,000	—	34,000
Jack Watts	25,000	—	25,000
Larry Williams	23,000	—	23,000
Employment and change of control arrangements
     Certain of the stock option agreements entered into pursuant to the 2002 Stock Option Plan provide for acceleration of vesting of options governed thereby in the event of a “change in control,” as defined in such stock option agreements. In this regard, the stock options granted during fiscal 2006 directors and executive officers, provide for acceleration of vesting upon a change in control of Portola.
     Mr. Bauerbach has an employment agreement that provides for a base salary of $400,000 and a bonus of 60% of base salary upon attainment of certain business goals for fiscal 2008. He also received a $75,000 signing bonus and standard moving expenses in fiscal 2005. He is entitled to payment of one year of severance if his employment is terminated without cause.
     Mr. Morefield has an employment agreement that provides for a base salary of $260,000 and a bonus of 50% of base salary upon attainment of certain business goals. He is entitled to payment of one year’s salary if his employment is terminated without cause.
     The following table sets forth the potential payments the named executive officers could receive for employment termination.

	Cash on
	Termination	Option Vesting on
	without Cause	Change of Control	Total
Brian J. Bauerbach	$310,000	$—	$310,000
Michael T. Morefield	260,000	—	260,000
Richard D. Lohrman	97,000	—	97,000
Kim Wehrenberg	106,000	—	106,000
Jeffrey Swoyer	200,000	—	200,000

Compensation Committee interlocks and insider participation
     The members of the Compensation Committee of our Board of Directors for fiscal year 2007 were Martin Imbler and Robert Egan.
     For a description of transactions between us and members of the Compensation Committee and entities affiliated with such members, please see “Certain Relationships and Related Transactions” under Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this Report on Form 10–K.
Compensation Committee report
     The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section set forth above with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended August 31, 2007.

/s/ Martin Imbler
Martin Imbler
Compensation Committee Member

/s/ Robert Egan
Robert Egan
Compensation Committee Member

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information with respect to beneficial ownership of each class of our voting securities as of November 26, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of such class, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group. Our equity securities are privately held and no class of our voting securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

	Shares of Class A		Shares of Class B
	common stock		common stock
	beneficially owned(1)		beneficially owned(2)
Name of beneficial owner	Number(3)	Percent(3)	Number(3)	Percent(3)
Suez Equity Investors, L.P.(4)	2,134,992	100.0%	—	—
SEI Associates(4)	2,134,992	100.0	—	—
Robert Egan(5)	—	—	2,438,048	24.5%
J.P. Morgan Partners 23A (formerly Chase Manhattan Capital Corporation)(6)	—	—	2,388,048	24.0%
Jack L. Watts(7)	—	—	3,374,446	34.0%
Gary L. Barry(8)	—	—	607,965	6.2%
Brian J. Bauerbach (9)	—	—	400,000	3.9%
Michael T. Morefield (10)	—	—	175,000	1.7%
Kim Wehrenberg (11)	—	—	125,000	1.3%
Larry C. Williams(12)	—	—	141,942	1.4%
Richard Lohrman(13)	—	—	200,000	2.0%
Martin Imbler(14)	—	—	97,500	*
Debra Leipman-Yale(15)	—	—	70,000	*
Jeff Swoyer (16)	—	—	83,332	*
Richard Cross	—	—	—	*

All executive officers and directors as a group (11 persons)(17)	—	—	7,105,268	71.7%

*	Less than 1%

(1)	As of November 27, 2007, there were 2,134,992 shares of Class A Common Stock issued and outstanding. The Class A Common Stock is non–voting and each share of Class A Common Stock may be converted into one share of Class B Common Stock, Series 1 in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10.0 million or there is a capital reorganization or reclassification of our capital stock. See Note 12 of Notes to Consolidated Financial Statements.

(2)	As of November 27, 2007, there were 9,879,778 shares of Class B Common Stock issued and outstanding, consisting of 8,709,383 shares of Class B Common Stock, Series 1 and 1,170,395 shares of Class B Common Stock, Series 2. The Class B Common Stock, Series 1 carry voting rights of one vote per share. Holders of Class B Common Stock, Series 2 have a number of votes equal to the number of shares of Class B Common Stock, Series 1 into which such holder’s shares of Class B Common Stock, Series 2 is then convertible. The Class B Common Stock, Series 2 has a liquidation preference equal to $0.60 on each distributed dollar in the event that the value of our assets available for distribution is less than $1.75 per share. Each share of Class B Common Stock, Series 2 is convertible at any time at the option of the holder into that number of shares of Class B Common Stock, Series 1 that results from dividing the Conversion Price (as defined in our certificate of incorporation) by $1.75 and will be automatically converted into one such share (i) in the event that shares of Class B Common Stock, Series 1 shall be sold in a firm commitment public offering in which the aggregate public offering price is equal to or greater than $10 million or (ii) immediately prior to the effectiveness of a merger or consolidation in which Portola is not the surviving entity and in which the value of the property to be received by the stockholders shall be not less than $1.75 per share. See Note 10 of Notes to Consolidated Financial Statements.

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

(4)	Represents 2,028,242 shares held by Suez Equity Investors, L.P. and 106,750 shares held by SEI Associates, an affiliate of Suez Equity Investors, L.P. The address of both Suez Equity Investors, L.P. and SEI associates is 712 5th Avenue, 24th Floor, New York, New York 10019.

(5)	Mr. Egan is an affiliate of JPMorgan Partners (formerly Chase Capital Partners), an affiliate of JPMorgan Partners 23A (formerly Chase Manhattan Capital Corporation). Includes (i) 1,552,333 shares of Class B Common Stock, Series 1 held of record by JPMorgan Partners 23A and affiliates (of which 149,047 shares are held by Archery Partners and 99,800 shares held by Baseball Partners) and 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of November 27, 2007, and (ii) 10,000 shares of Class B Common Stock, Series 1 subject to options held by JPMorgan Partners 23A and 50,000 options held by Mr. Egan that are exercisable within 60 days of November 27, 2007. Also includes 726,095 shares of Class B Common Stock, Series 2 held of record by JPMorgan Partners 23A, 39,620 shares of Class B Common Stock, Series 2 held of record by Archery Partners and 50,000 shares of Class B Common Stock, Series 2 held of record by Baseball Partners, both affiliates of JPMorgan Partners 23A. Mr. Egan disclaims beneficial ownership of the 1,569,333 shares of Class B Common Stock, Series 1 owned by JPMorgan Partners 23A and affiliates, and the 815,715 shares of Class B Common Stock, Series 2 owned by JPMorgan Partners 23A and affiliates. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(6)	With respect to Class B Common Stock, Series 1, includes (i) 149,047 shares held by Archery Partners, (ii) 99,800 shares held by Baseball Partners, and (iii) (a) 10,000 shares subject to options held by JPMorgan Partners Global 2001 SBIC, LLC, an affiliate of JPMorgan Partners 23A, that are exercisable within 60 days of November 27, 2007 and (b) 9,000 shares subject to options held by JPMorgan Partners 23A that are exercisable within 60 days of November 27, 2007. With respect to Class B Common Stock, Series 2, includes 39,620 shares held of record by Archery Partners and 50,000 shares held of record by Baseball Partners, such entities being affiliates of JPMorgan Partners 23A. The address of this shareholder is 1221 Avenue of the Americas, New York, New York 10017.

(7)	Includes 2,889,972 shares held by Mr. Watts individually, 424,474 shares held of record by LJL Cordovan Partners, L.P., of which Mr. Watts is the general partner, and 10,000 shares held of record by the Watts Family Foundation, of which Mr. Watts is the President and a Trustee. Also includes 50,000 shares subject to options that are exercisable within 60 days of November 27, 2007. The shares listed do not include 55,332 shares held in the names of trusts for the benefit of Mr. Watts’ children, due to the fact that Mr. Watts does not exercise voting or investment control over such trusts. Mr. Watts’ business address is 951 Douglas Road, Batavia, IL 60510.

(8)	Mr. Barry’s forwarding address is 951 Douglas Road, Batavia, IL 60510.

(9)	Represents 400,000 shares subject to options that are exercisable within 60 days of November 27, 2007. Mr. Bauerbach’s address is 951 Douglas Road, Batavia, IL 60510.

(10)	Represents 175,000 shares subject to options that are exercisable within 60 days of November 27, 2007. Mr. Morefield’s address is 951 Douglas Road, Batavia, IL 60510.

(11)	Includes 83,334 shares subject to options that are exercisable within 60 days of November 27, 2007. Mr. Wehrenberg’s address is 951 Douglas Road, Batavia, IL 60510.

(12)	Includes 90,000 shares subject to options that are exercisable within 60 days of November 27, 2007. Excludes shares held in the individual names of three other principals of The Breckenridge Group, Inc., of which Mr. Williams is a principal. Mr. Williams’ address is Resurgens Plaza, Suite 2100, 945 East Paces Ferry Road, Atlanta, Georgia 30326.

(13)	Represents 200,000 shares subject to options that are exercisable within 60 days of November 27, 2007. Mr. Lohrman’s address is 951 Douglas Road, Batavia, IL 60510.

(14)	Includes 77,500 shares subject to options that are exercisable within 60 days of November 27, 2007. Mr. Imbler’s address is 5901 Lincoln Avenue, Evansville, IN 47715.

(15)	Represents 70,000 shares subject to options that are exercisable within 60 days of November 27, 2007. Ms. Leipman-Yale’s address is 18 Fawn Lane, Armonk, NY 10504.

(16)	Represents 83,332 shares subject to options that are exercisable within 60 days of November 27, 2007. Mr. Swoyer’s address is 951 Douglas Road, Batavia, IL 60510.

(17)	Includes the shares shown in footnotes 5, 7 and 9 through 16. Includes 1,279,166 shares subject to options that are exercisable within 60 days of November 27, 2007.
Equity compensation plan information

Year Ended August 31, 2007
Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance Under Equity
	Exercise of	Outstanding Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights(a)	Rights(b)	Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)	2,334,400	$1.87	2,570,600

(1)	All such plans involve only our Class B, Series 1 Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Transactions with related persons
     Other than the compensation arrangements described in Item 11 above, since September 1, 2006, there has not been, nor is there currently proposed, any transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest, other than the following:
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
Approval of Related Party Transaction
     Pursuant to the requirements of its written charter, the Audit Committee is required to review and approve any related party transactions, which include any transactions in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest. Such review would typically occur during one of the Audit Committee’s regularly scheduled meetings. We did not engage in any related party transactions in fiscal 2007 which would have required the review and approval of the Audit Committee.
Director Independence
     Our Chief Executive Officer, Brian J. Bauerbach, is a member of our Board of Directors and Jack L. Watts was our Chief Executive Officer until April 2005. Consequently, neither of Mr. Bauerbach or Mr. Watts qualifies as “independent” in accordance with the rules of the NASDAQ Stock Market. Each of our other non-employee directors, Martin Imbler, Richard Cross, Robert Egan, Debra Leipman-Yale and Larry C. Williams, qualifies as “independent” in accordance with the rules of the NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, including that a director may not be our employee and that the director has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of such director’s independent judgment in carrying out the responsibilities of a director.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The aggregate fees billed by BDO Seidman, LLP for the audit of our financial statements included in our annual report on Form 10-K for fiscal years 2007 and 2006, the reviews of our financial statements included in our quarterly reports on Form 10-Q and related required regulatory filings were approximately $487,466 and $473,250 for the year ended August 31, 2007 and August 31, 2006, respectively.
Audit Related Fees
     There were no audit related fees for fiscal 2007 and 2006, respectively.
All Other Fees
     There were no aggregate fees billed for any other non-audit services for the years ended August 31, 2007 and 2006.
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

Page in
Form 10–K
Schedule II—Valuation and Qualifying Accounts	90
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

10.26	Employment Agreement with Michael T. Morefield *

10.27	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among the Registrant and General Electric Capital Corporation (31)

10.28	Option to Renew (32)

10.29	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and the Registrant (33)

10.30	Lease between Cabot Industrial Properties, L.P., Landlord, and the Registrant, Tenant (34)

10.31	Employment Agreement with Brian J. Bauerbach (35) *

10.32	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of June 21, 2005, by and between the Registrant and General Electric Capital Corporation (36)

10.33	Severance Agreement with Jack L. Watts *

10.35	First Amendment of Portola Packaging, Inc. 2002 Stock Option Plan. (38)

10.36	Amended Employment Agreement with Michael T. Morefield * (30)

14.01	Corporate Code of Ethics (37)

16.01	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission

21.01	Subsidiaries of the Registrant

23.01	Consent of BDO Seidman LLP

23.02	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.01
Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, and Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included on the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the quarter ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, as filed with the Securities and Exchange Commission on April 12, 2007.

(31)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.28 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005, as filed with the Securities and Exchange Commission on April 19, 2005.

(36)	Incorporated herein by reference to exhibit 99.01 included in the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2005.

(37)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(38)	Incorporated herein by reference to exhibit 10.35 included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, as filed with the Securities and Exchange Commission on April 12, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTOLA PACKAGING, INC., a Delaware corporation
	By:	/s/ Michael T. Morefield
Michael T. Morefield
November 27, 2007		Senior Executive Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER
	By:	/s/ BRIAN J. BAUERBACH
Brian J. Bauerbach
November 27, 2007		President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER
	By:	/s/ MICHAEL T. MOREFIELD
Michael T. Morefield
November 27, 2007		Senior Executive Vice President and Chief Financial Officer

DIRECTORS
	By:	/s/ MARTIN IMBLER
November 27, 2007		Martin Imbler

	By:	/s/ ROBERT EGAN
November 27, 2007		Robert Egan

November 27, 2007	By:	/s/ JACK L. WATTS
Jack L. Watts

	By:	/s/ LARRY C. WILLIAMS
November 27, 2007		Larry C. Williams

	By:	/s/ DEBRA LEIPMAN-YALE
November 27, 2007		Debra Leipman-Yale

	By:	/s/ RICHARD CROSS
November 27, 2007		Richard Cross

	By:	/s/ BRIAN J. BAUERBACH
November 27, 2007		Brian J. Bauerbach

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
     We have not sent to our security holders either (1) an annual report covering fiscal 2007 or (2) any proxy materials with respect to an annual or special meeting of our security holders. To the extent that we send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10–K, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

PORTOLA PACKAGING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for	Beginning	Charged to Costs		Deductions From	Other	Ending
Doubtful Accounts	Balance	and Expenses	Recoveries	Reserves(1)	Adjustments	Balance
August 31, 2007	1,409	236	42	613	—	1,074
August 31, 2006	1,601	859	(24)	1,027	—	1,409
August 31, 2005	1,204	792	(24)	371	—	1,601

					Other
Allowance for Inventory	Beginning	Charged to Costs		Deductions From	Adjustments	Ending
Valuation	Balance	and Expenses	Recoveries	Reserves(2)	(3)	Balance
August 31, 2007	1,409	1,795	—	1,607	—	1,597
August 31, 2006	1,228	1,269	—	1,087	(1)	1,409
August 31, 2005	1,408	1,021	—	1,202	1	1,228

Deferred Tax	Beginning	Charged to Costs		Deductions from	Other	Ending
Valuation Allowance	Balance	and Expenses	Recoveries	Reserves	Adjustments	Balance
August 31, 2007	36,138	6,178	—	—	—	42,316
August 31, 2006	23,815	12,323	—	—	—	36,138
August 31, 2005	16,318	7,497	—	—	—	23,815

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

10.26	Employment Agreement with Michael T. Morefield*

10.27	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement Among the Registrant and General Electric Capital Corporation (31)

10.28	Option to Renew (32)

10.29	Second Amendment to Lease Agreement between Santa Maria Industrial Partners, L.P. and the Registrant (33)

10.30	Lease between Cabot Industrial Properties, L.P., Landlord, and the Registrant, Tenant (34)

10.31	Employment Agreement with Brian J. Bauerbach (35) *

10.32	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of June 21, 2005, by and between the Registrant and General Electric Capital Corporation (36)

Exhibit
Number	Exhibit Title
10.33	Severance Agreement with Jack L. Watts *

10.35	First Amendment of Portola Packaging, Inc. 2002 Stock Option Plan. (38)

10.36	Amended Employment Agreement with Michael T. Morefield* (30)

14.01	Corporate Code of Ethics (36)

16.01	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission

21.01	Subsidiaries of the Registrant

23.01	Consent of BDO Seidman LLP

23.02	Consent of PricewaterhouseCoopers LLP

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.02	Certification of Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.01
Certification of Brian J. Bauerbach, Chief Executive Officer of the Registrant, and Michael T. Morefield, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Denotes a management contract or compensating plan or arrangement

(1)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(2)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(3)	Incorporated herein by reference to exhibit 4.01 included in Amendment No. 1 to the Registrant’s Registration Statement on Form S–4/A (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on June 25, 2004.

(4)	Incorporated herein by reference to the exhibit with the same number included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(5)	Incorporated herein by reference to exhibit 10.02 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(6)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(7)	Incorporated herein by reference to exhibit 10.07 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(8)	Incorporated herein by reference to exhibit 10.13 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(9)	Incorporated herein by reference to exhibit 10.15 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(10)	Incorporated herein by reference to exhibit 10.16 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(11)	Incorporated herein by reference to exhibit 10.20 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(12)	Incorporated herein by reference to exhibit 10.21 included in the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on August 1, 1995.

(13)	Incorporated herein by reference to exhibit 10.22 included in pre–effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on September 25, 1995.

(14)	Incorporated herein by reference to exhibit 10.25 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(15)	Incorporated herein by reference to exhibit 10.26 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(16)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1995, as filed with the Securities and Exchange Commission on January 16, 1996.

(17)	Incorporated herein by reference to exhibit 4.03 to the Registrant’s Registration Statement on Form S–8 (Commission File No. 333–82125), as filed with the Securities and Exchange Commission on July 1, 1999, as amended by Post–Effective Amendment thereto, as filed with the Securities and Exchange Commission on May 15, 2001.

(18)	Incorporated herein by reference to exhibit 10.37 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(19)	Incorporated herein by reference to exhibit 10.38 included in the Registrant’s Annual Report on Form 10–K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission on November 25, 1996.

(20)	Incorporated herein by reference to exhibit 10.43 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended November 30, 1996, as filed with the Securities and Exchange Commission on January 13, 1997.

(21)	Incorporated herein by reference to exhibit 10.44 with the same number included in Post–Effective Amendment No. 2 to Registrant’s Registration Statement on Form S–1 (Commission File No. 33–95318), as filed with the Securities and Exchange Commission on March 11, 1997.

(22)	Incorporated herein by reference to exhibit 10.03 included in the Registrant’s Quarterly Report on Form 10–Q for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on April 9, 2004.

(23)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Quarterly Report on Form 10–Q for the quarter ended May 31, 2002, as filed with the Securities and Exchange Commission on July 3, 2002.

(24)	Incorporated herein by reference to exhibit 2.01 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(25)	Incorporated herein by reference to exhibit 2.02 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(26)	Incorporated herein by reference to exhibit 2.03 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(27)	Incorporated herein by reference to exhibit 2.04 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(28)	Incorporated herein by reference to exhibit 2.05 included in the Registrant’s Report on Form 8–K, as filed with the Securities and Exchange Commission on October 6, 2003.

(29)	Incorporated herein by reference to exhibit 10.34 included in the Registrant’s Registration Statement on Form S–4 (Commission File No. 334–115862), as filed with the Securities and Exchange Commission on May 25, 2004.

(30)	Incorporated herein by reference to exhibit 10.36 included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, as filed with the Securities and Exchange Commission on April 12, 2007.

(31)	Incorporated herein by reference to exhibit 10.27 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(32)	Incorporated herein by reference to exhibit 10.28 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(33)	Incorporated herein by reference to exhibit 10.29 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(34)	Incorporated herein by reference to exhibit 10.30 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(35)	Incorporated herein by reference to exhibit 10.31 included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005, as filed with the Securities and Exchange Commission on April 19, 2005.

(36)	Incorporated herein by reference to exhibit 99.01 included in the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2005.

(37)	Incorporated herein by reference to exhibit 14.01 included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on December 14, 2004.

(38)	Incorporated herein by reference to exhibit 10.35 included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, as filed with the Securities and Exchange Commission on April 12, 2007.