Form 10-Q
period 2007-11-30
PORTOLA PACKAGING INC
filed 2008-01-22
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2007
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
12,014,770 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non-voting Class A Common Stock and 9,879,778 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at January 18, 2008.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
Trademark acknowledgments:
     Portola Packaging ®, Cap Snap ® , Snap Cap ®, Nepco ®, Tech Industries, Inc ®, Easy Fit ®, Fusion®, Smart Flow ®, Steri-Shield ® and the Portola logo are our trademarks used in this Quarterly Report on Form 10—Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	November 30,	August 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $100	$3,628	$3,297
Accounts receivable, net of allowance for doubtful accounts of $1,194 and $1,074 respectively	34,450	33,559
Inventories, net (Note 7)	29,094	26,671
Other current assets	6,783	5,520

Total current assets	73,955	69,047

Property, plant and equipment, net (Note 8)	72,844	71,723
Goodwill (Note 9)	10,517	10,215
Debt issuance costs, net (Note 9)	4,997	5,415
Patents, net (Note 9)	1,019	1,052
Covenants not-to-compete and other intangible assets, net (Note 9)	1,374	1,477
Other assets, net	2,600	2,541

Total assets	$167,306	$161,470

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,619	$21,188
Accrued liabilities	10,362	9,930
Accrued compensation	2,794	3,224
Accrued interest	4,950	1,238

Total current liabilities	39,725	35,580

Long-term debt (Note 10)	222,763	219,590
Deferred income taxes	1,490	1,533
Other long-term obligations	1,711	1,442

Total liabilities	265,689	258,145

Commitments and contingencies (Note 11)
Shareholders’ deficit:
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,709 shares	9	9
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,643	6,632
Accumulated other comprehensive income	1,658	784
Accumulated deficit	(106,696)	(104,103)

Total shareholders’ deficit	(98,383)	(96,675)

Total liabilities and shareholders’ deficit	$167,306	$161,470

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months Ended
	November 30,	November 30,
	2007	2006

Sales	$72,598	$67,404
Cost of sales	63,378	57,129

Gross profit	9,220	10,275

Selling, general and administrative	5,979	5,719
Research and development	1,076	1,027
Loss (gain) from sale of property, plant and equipment	48	(2)
Amortization of intangibles	137	174
Restructuring costs	10	89

	7,250	7,007

Income from operations	1,970	3,268

Other (income) expense:
Interest income	(14)	(33)
Interest expense	4,633	4,441
Amortization of debt financing costs	418	413
Foreign currency transaction gain, net	(1,768)	(104)
Other income, net	(5)	(79)

	3,264	4,638

Loss before income taxes	(1,294)	(1,370)
Income tax expense	1,299	699

Net loss	(2,593)	(2,069)
Other comprehensive income (loss)	874	(95)

Comprehensive loss	$(1,719)	$(2,164)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	November 30,	November 30,
	2007	2006

Cash flows provided by operating activities:	$907	$2,937

Cash flows from investing activities:
Additions to property, plant and equipment	(3,982)	(3,173)
Proceeds from sale of property, plant and equipment	22	5
Other investing activities	1	(178)

Net cash used in investing activities	(3,959)	(3,346)

Cash flows from financing activities:
Borrowings under revolver	5,673	6,030
Repayments under revolver	(2,500)	(5,500)
Repayments on other long-term obligations	—	(9)
Payments of debt issuance costs	—	(125)
Other financing activities	12	281

Net cash provided by financing activities	3,185	677

Effect of exchange rate changes on cash	198	21

Increase in cash and cash equivalents	331	289

Cash and cash equivalents at beginning of period	3,197	2,549

Cash and cash equivalents at end of period	$3,528	$2,838

Supplemental disclosure of cash flow information:
Cash paid for interest	$921	$558

Cash paid for income taxes	$576	$1,385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share data and percentages)
1.	Basis of presentation and accounting policies:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 previously filed with the Securities and Exchange Commission (“SEC”) on November 27, 2007 (the “Form 10-K”). The August 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Interim results are subject to seasonal variations, and the results of operations for the three months ended November 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2008.
2.	Recent accounting pronouncements:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of fiscal 2008.
     We have reviewed the impact of FIN 48 on our condensed consolidated financial statements and have determined we do not have material uncertain tax positions or unrecognized tax benefits and there is no material impact on our financial position, results of operations or cash flows. The Company’s FIN 48 evaluation was performed for the tax years 2003 through 2006, which are the years that remain subject to federal and state examinations as of September 1, 2007.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141R.
     In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.
3.	Other comprehensive income (loss):
     Other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $874 and $(95) for the three months ended November 30, 2007 and 2006, respectively.
4.	Reclassifications:
     Certain reclassifications have been made to prior year’s business segment information to conform with the 2008 presentation.
5.	Segments:
     The Company’s reportable operating businesses are organized primarily by geographic region and, in one case, by function. The Company’s United Kingdom, Mexico and Canada operations produce both closure and bottle product lines. The Company’s United States and China operations produce closure products for plastic beverage containers and cosmetics, fragrance and toiletries (“CFT”) jars and closures. The Company’s China operations also manufacture plastic parts for the high-tech industry. The Company has one operating measure. Management evaluates the performance of, and allocates resources to, regions based on earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”). The Company does not allocate interest expense, taxes, depreciation and amortization to its subsidiaries. Certain Company businesses and activities, including the equipment division, do not meet the definition

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
of a reportable operating segment and have been aggregated into “Other.” Revenue generating activities within “Other” include equipment sales and geographical regions which meet neither the quantitative nor qualitative thresholds of the Company’s reportable segments. The accounting policies of the segments are consistent with those policies used by the Company as a whole.
     The table below presents information about reported segments for the three-month period ended November 30, 2007 and 2006, respectively:

	For the Three
	Months Ended
	November 30,	November 30,
	2007	2006
Revenues:
United States — Closures & Corporate	$29,417	$27,409
United States — CFT	6,829	6,415
Canada	13,078	11,885
United Kingdom	9,761	9,555
Mexico	5,027	5,291
China	4,999	2,838
Other	3,487	4,011

Total consolidated	$72,598	$67,404

     Inter-segment revenues totaling $4,046 and $3,437 have been eliminated from the segment totals presented above for the three months ended November 30, 2007 and 2006, respectively.
     One Canadian customer, Saputo, accounted for approximately 11% and 10% of sales for the three months ended November 30, 2007 and 2006, respectively. It also accounted for 7% and 6% of accounts receivable as of November 30, 2007 and August 31, 2007, respectively.
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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The tables below present the detail of EBITDA by segment for the three months ended November 30, 2007 and 2006, respectively:

	United States	United
	—Closures &	States —		United
EBITDA	Corporate	CFT	Canada	Kingdom	Mexico	China	Other	Total

For the three months ended November 30, 2007	$2,933	$(26)	$2,428	$1,209	$367	$780	$(49)	$7,642

For the three months ended November 30, 2006	$3,861	$(150)	$1,669	$749	$463	$477	$156	$7,225
     The following table presents a reconciliation of EBITDA to net cash provided by operating activities for the three months ended November 30, 2007 and 2006:

	For the Three
	Months Ended
	November 30,	November 30,
	2007	2006
EBITDA	$7,642	$7,225

Interest expense	(4,633)	(4,441)
Tax expense	(1,299)	(699)
Deferred income taxes	178	(122)
Provision (benefit) provision for doubtful accounts	66	(6)
Provision for restructuring	10	89
Loss (gain) on sale of property, plant and equipment	48	(2)
Other	(3)	(73)
Changes in working capital items	(1,102)	966

Net cash provided by operating activities	$907	$2,937

6.	Restructuring:
     The Company incurred restructuring costs of $10 for the three months ended November 30, 2007, related primarily to its CFT operations.
     The Company incurred restructuring costs of $89 for the three months ended November 30, 2006. During the first three months of fiscal 2007, the Company incurred restructuring charges of $67 due to the elimination of certain positions in its US Closure plants. The remaining $22 is due to the Company’s United States — CFT segment primarily related to employee severance costs.
     At November 30, 2007 and August 31, 2007, accrued restructuring costs related to employee severance and other amounted to $13 and $89, respectively. As of November 30, 2007, approximately $86 has been paid from the restructuring reserve for the employee severance

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
costs. Management anticipates that the accrual balance will be paid within the next twelve months.
     The following table represents the activity in the restructuring reserve by segment for the nine months ended November 30, 2007:

	August 31,			November 30,
	2007	Provision	Cost Paid	2007
United States — Closures & Corporate	$35	$(2)	$(26)	$7
United States — CFT	54	12	(60)	6

Total	$89	$10	$(86)	$13

7.	Inventories:
     As of November 30, 2007 and August 31, 2007, inventories consisted of the following:

	November 30,	August 31,
	2007	2007

Raw materials	$17,057	$14,484
Work in process	1,921	2,131
Finished goods	11,310	11,653

Total inventory	30,288	28,268
Less: inventory reserves	(1,194)	(1,597)

Inventory — net	$29,094	$26,671

8.	Property, plant and equipment:
     The Company had proceeds of $22 on the sale of property and equipment that resulted in a loss of $48 for the three months ended November 30, 2007. The Company had proceeds of $5 on the sale of other assets that resulted in a gain of $2 for the three months ended November 30, 2006.
Capital lease obligations:
     The Company acquired certain machinery and office equipment under non-cancelable capital leases. Property, plant and equipment include the following items held under capital lease obligations:

	November 30,	August 31,
	2007	2007
Equipment	$1,152	$1,152
Less accumulated depreciation	(807)	(779)

	$345	$373

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
9.	Goodwill and intangible assets:
     The following table represents the activity in goodwill by segment for the three months ended November 30, 2007:

			Foreign
	August 31,		Currency	November 30,
	2007	Impairment	Translation	2007

United States — Closures	$5,918	$—	$—	$5,918
Canada	4,212	—	302	4,514
Other	85	—	—	85

Total Consolidated	$10,215	$—	$302	$10,517

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and performs its annual test at August 31st each year. The Company uses a two step approach when testing for impairment based on the EBITDA methodology. The Company will perform the calculation by using actual EBITDA and the plan EBITDA for the next fiscal year. Based on these two calculations the Company will review to determine if the assets are impaired. The Company measures goodwill by operating unit and reviews for impairment by utilizing the EBITDA multiplier methodology for United States — Closures, Canada and Other. SFAS No. 142 allows the use of multiple methods to determine the fair value and the Company has been consistent in applying those methods to the segments. In management’s judgment, no events transpired during the first three months of fiscal 2008 that would have required management to review goodwill for impairment as of November 30, 2007.
     The change in the gross carrying amounts and accumulated amortization for Canada from August 31, 2007 to November 30, 2007 was due to the effects of foreign currency translation.
     The components of the Company’s intangible assets are as follows:

	November 30, 2007		August 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,688	$(8,669)	$9,688	$(8,636)
Debt issuance costs	12,137	(7,140)	12,100	(6,685)
Customer relationships	2,600	(2,600)	2,600	(2,600)
Covenants not-to-compete	817	(577)	817	(522)
Technology	400	(400)	400	(400)
Other	1,999	(865)	1,995	(813)

Total amortizable intangible assets	27,641	(20,251)	27,600	(19,656)

Non-amortizable intangible assets:
Trademarks	5,000	(5,000)	5,000	(5,000)

Total intangible assets	$32,641	$(25,251)	$32,600	$(24,656)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     Gross carrying amounts and accumulated amortization may fluctuate between periods due to the effects of foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the three months ended November 30, 2007 and 2006 was $555 and $587, respectively. Amortization expense is estimated to be $1,633 for the remaining nine months of fiscal 2008, $1,661 in fiscal 2009, $1,403 in fiscal 2010, $1,403 in fiscal 2011, $671 in fiscal 2012 and $619 in the remaining years thereafter.
10.	Debt:
Long term debt consists of the following:

	November 30,	August 31,
	2007	2007
Senior notes	$180,000	$180,000
Senior revolving credit facility	42,763	39,590

	$222,763	$219,590

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
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2007 and beyond. The June 29 Amendment allows a maximum of $7,000 to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50,000 to $60,000 with the amount in excess of $50,000 being based on the Company’s working capital/fixed asset borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13,500 to $16,500. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2008 and beyond. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At November 30, 2007, the Bank Prime Loan rate and the LIBOR Loan rate were 7.50% and 4.53%, respectively. At November 30, 2007, the Company had approximately $15,402 available for borrowing under the credit facility under the borrowing base formula described above.
Aggregate maturities of long-term debt:
     The aggregate maturities of long-term debt for the remaining nine months of fiscal 2008 and the next four years and thereafter based on amounts outstanding at November 30, 2007 were as follows:

Nine months ended August 31, 2008	$—
Year ended August 31, 2009	42,763
Year ended August 31, 2010	—
Year ended August 31, 2011	—
Year ended August 31, 2012	180,000
Thereafter	—

$222,763

11.	Commitments and contingencies:
Legal:
     On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4,000 on June 30, 2006, $500 per quarter for four quarters thereafter and $250 for the following four quarters. Of the settlement amount, $1,500 was expensed in the period ending February 28, 2006 and the remainder

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
was expensed on the settlement date. The Company has made these payments through December 31, 2007 and has adequate cash flow from operations and availability under its lines of credit to make the remaining payments.
     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability from these pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Commitments and Contingencies:
     The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021 and with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Rent expense for the three month periods ended November 30, 2007 and 2006 was $1,441 and $1,370 respectively.
     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Nine months ending August 31, 2008	$4,052
Fiscal year ending August 31, 2009	4,968
Fiscal year ending August 31, 2010	4,737
Fiscal year ending August 31, 2011	4,219
Fiscal year ending August 31, 2012	3,766
Thereafter	15,015

$36,757

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
12.	Supplemental condensed consolidated financial statements:
     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are 100% owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International (“PTI”). The tables below set forth financial information of the guarantors and non-guarantors at November 30, 2007 and August 31, 2007 and for the three months ended November 30, 2007 and 2006.
Supplemental Condensed Consolidated Balance Sheet
November 30, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$781	$1,135	$1,712	$—	$3,628
Accounts receivable, net	12,139	18,385	9,001	(5,075)	34,450
Inventories, net	11,539	14,451	3,104	—	29,094
Other current assets	2,452	1,446	2,885	—	6,783

Total current assets	26,911	35,417	16,702	(5,075)	73,955
Property, plant and equipment, net	39,547	28,174	5,139	(16)	72,844
Goodwill	5,917	4,600	—	—	10,517
Debt issuance costs, net	4,997	—	—	—	4,997
Investment in subsidiaries	11,351	13,314	897	26	25,588
Common stock of subsidiaries	(14,444)	(18,988)	(4,318)	13,177	(24,573)
Other assets	3,835	51	92	—	3,978

Total assets	$78,114	$62,568	$18,512	$8,112	$167,306

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,708	$12,806	$5,180	$(5,075)	$21,619
Inter-company (receivable) payable	(73,502)	65,301	8,169	32	—
Other current liabilities	14,759	841	2,105	401	18,106

Total current liabilities	(50,035)	78,948	15,454	(4,642)	39,725
Long-term debt, less current portion	222,763	—	—	—	222,763
Other long-term obligations	3,769	358	(926)	—	3,201

Total liabilities	176,497	79,306	14,528	(4,642)	265,689

Other equity (deficit)	8,313	2,740	(1,163)	(1,577)	8,313
Accumulated equity (deficit)	(106,696)	(19,478)	5,147	14,331	(106,696)

Total shareholders’ equity (deficit)	(98,383)	(16,738)	3,984	12,754	(98,383)

Total liabilities and shareholders’ equity (deficit)	$78,114	$62,568	$18,512	$8,112	$167,306

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Balance Sheet
August 31, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$987	$1,796	$514	$—	$3,297
Accounts receivable, net	12,605	17,603	10,185	(6,834)	33,559
Inventories, net	10,041	14,107	2,523	—	26,671
Other current assets	1,721	1,087	2,712	—	5,520

Total current assets	25,354	34,593	15,934	(6,834)	69,047
Property, plant and equipment, net	39,426	27,780	4,533	(16)	71,723
Goodwill	5,917	4,298	—	—	10,215
Debt issuance costs, net	5,415	—	—	—	5,415
Investment in subsidiaries	11,351	13,317	897	26	25,591
Common stock of subsidiaries	(16,554)	(18,988)	(4,318)	15,287	(24,573)
Other assets	3,928	49	75	—	4,052

Total assets	$74,837	$61,049	$17,121	$8,463	$161,470

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,040	$13,512	$5,470	$(6,834)	$21,188
Inter-company (receivable) payable	(71,487)	63,600	7,854	33	—
Other current liabilities	10,808	1,442	1,746	396	14,392

Total current liabilities	(51,639)	78,554	15,070	(6,405)	35,580
Long-term debt, less current portion	219,590	—	—	—	219,590
Other long-term obligations	3,561	319	(905)	—	2,975

Total liabilities	171,512	78,873	14,165	(6,405)	258,145

Other equity (deficit)	7,428	1,594	(893)	(701)	7,428
Accumulated equity (deficit)	(104,103)	(19,418)	3,849	15,569	(104,103)

Total shareholders’ equity (deficit)	(96,675)	(17,824)	2,956	14,868	(96,675)

Total liabilities and shareholders’ equity (deficit)	$74,837	$61,049	$17,121	$8,463	$161,470

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three Months Ended
November 30, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$32,941	$35,062	$8,641	$(4,046)	$72,598
Cost of sales	27,881	32,095	7,353	(3,951)	63,378

Gross profit	5,060	2,967	1,288	(95)	9,220

Selling, general and administrative	3,924	1,443	707	(95)	5,979
Research and development	765	311	—	—	1,076
Loss on sale of property, plant and equipment	—	48	—	—	48
Amortization of intangibles	136	1	—	—	137
Restructuring costs	(2)	12	—	—	10

Income from operations	237	1,152	581	—	1,970

Interest income	—	(11)	(3)	—	(14)
Interest expense	4,587	46	—	—	4,633
Amortization of debt financing costs	418	—	—	—	418
Foreign currency transaction gain	(495)	(1,267)	(6)	—	(1,768)
Inter-company interest (income) expense	(1,351)	1,136	212	3	—
Other (income) expense, including (income) expense from equity investments, net	(412)	5	—	402	(5)

(Loss) income before income taxes	(2,510)	1,243	378	(405)	(1,294)

Income tax expense	83	1,110	106	—	1,299

Net (loss) income	$(2,593)	$133	$272	$(405)	$(2,593)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three Months Ended
November 30, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$30,348	$33,507	$6,986	$(3,437)	$67,404
Cost of sales	24,705	30,475	5,197	(3,248)	57,129

Gross profit	5,643	3,032	1,789	(189)	10,275

Selling, general and administrative	3,691	1,582	635	(189)	5,719
Research and development	689	338	—	—	1,027
Gain on sale of property, plant and equipment	—	(2)	—	—	(2)
Amortization of intangibles	173	1	—	—	174
Restructuring costs	67	22	—	—	89

Income from operations	1,023	1,091	1,154	—	3,268

Interest income	(21)	(11)	(1)	—	(33)
Interest expense	4,399	42	—	—	4,441
Amortization of debt financing costs	413	—	—	—	413
Foreign currency transaction (gain) loss	(269)	194	(29)	—	(104)
Inter-company interest (income) expense	(1,307)	1,174	133	—	—
Other (income) expense, including (income) expense from equity investments, net	(207)	(70)	—	198	(79)

(Loss) income before income taxes	(1,985)	(238)	1,051	(198)	(1,370)

Income tax expense	84	524	91	—	699

Net (loss) income	$(2,069)	$(762)	$960	$(198)	$(2,069)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Three Months Ended
November 30, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(1,282)	$628	$1,561	$—	$907

Additions to property, plant and equipment	(2,111)	(1,362)	(509)	—	(3,982)
Proceeds from the sale of property, plant and equipment	—	22	—	—	22
Increase (decrease) in other assets, net	2	—	(1)	—	1

Net cash used in investing activities	(2,109)	(1,340)	(510)	—	(3,959)

Borrowings under revolver	5,673	—	—	—	5,673
Repayments under revolver	(2,500)	—	—	—	(2,500)
Other	12	—	—	—	12

Net cash provided by financing activities	3,185	—	—	—	3,185

Effect of exchange rate changes on cash	—	51	147	—	198

(Decrease) increase in cash	(206)	(661)	1,198	—	331

Cash and cash equivalents at beginning of period	887	1,796	514	—	3,197

Cash and cash equivalents at end of period	$681	$1,135	$1,712	$—	$3,528

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Three Months Ended
November 30, 2006

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow provided by operations	$1,261	$991	$685	$—	$2,937

Additions to property, plant and equipment	(1,420)	(1,403)	(350)	—	(3,173)
Proceeds from the sale of property, plant and equipment	—	5	—	—	5
(Increase) decrease in other assets, net	(233)	126	(71)	—	(178)

Net cash used in investing activities	(1,653)	(1,272)	(421)	—	(3,346)

Borrowings under revolver	6,030	—	—	—	6,030
Repayments under revolver	(5,500)	—	—	—	(5,500)
Repayments on other long-term obligations	(1)	—	(8)	—	(9)
Payment on debt issuance costs	(125)	—	—	—	(125)
Other	—	281	—	—	281

Net cash provided by (used in) financing activities	404	281	(8)	—	677

Effect of exchange rate changes on cash	—	6	15	—	21

Increase in cash	12	6	271	—	289

Cash and cash equivalents at beginning of period	727	1,270	552	—	2,549

Cash and cash equivalents at end of period	$739	$1,276	$823	$—	$2,838

13. Income taxes:
Income tax expense for the three months ended November 30, 2007 and 2006 consisted of the following:

	For the Three
	Months Ended
	November 30,	November 30,
	2007	2006

Current:
Federal	$—	$—
State	—	—
Foreign	1,120	588

	1,120	588

Deferred	179	111

	$1,299	$699

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     Income tax expense reported in the accompanying Condensed Consolidated Statements of Operations is primarily the result of taxable earnings generated in the Company’s Canada and China operations. The effective tax rate differs from the statutory tax rate primarily as a result of the benefit of taxable losses being offset by increases in the valuation allowance. The Company has provided valuation allowances of $30,109 and $29,446 against deferred tax assets as of November 30, 2007 and August 31, 2007, respectively, to reduce net deferred tax assets to the amounts expected to be realized. The increase in the valuation allowances is primarily related to increases in net operating losses in certain of the Company’s taxable jurisdictions.
     As the Company was implementing FIN 48 for the first quarter of fiscal 2008 ended November 30, 2007, the Company’s management evaluated a potential income tax matter arising under its senior secured credit facility that had been entered into by the Company and its subsidiaries. The Company evaluated whether under Section 956 of the Internal Revenue Code, pledging assets of its foreign subsidiaries for the Company’s domestic borrowings from August 31, 2000 through August 31, 2007 could result in U.S. taxable income. As a result of this review, management of the Company determined that U.S. taxable income from August 31, 2000 through August 31, 2007 was understated by $37,352. The Company plans to make the necessary corrections when filing their August 31, 2007 U.S. tax return. Such corrections will not result in any additional tax due because each affected year had available other losses to reduce the aggregate taxable income to below zero. In footnote 12 of the Company’s financial statements included in its 2007 10-K filed with the SEC, the Company had disclosed that it had approximately $83,432 in net operating loss carry forwards and a full valuation allowance. As a result of the Section 956 taxable income, the Company’s revised net operating loss carry forward at August 31, 2007 is approximately $46,080 and at November 30, 2007 is approximately $48,770. However, these reductions were fully offset by reduction in the recorded valuation allowance and, as such, no resulting income statement or balance sheet adjustments are required. The Company will amend its historical disclosure of net operation loss carry forwards and valuation allowance in its future filings. The valuation allowance disclosures in the previous paragraph have been resolved for this matter.
14.	Related party transactions:
     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $1,437 and $1,096 for the three months ended November 30, 2007 and 2006, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 14 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
15.	Subsequent Events:
     On December 19, 2007 the Company sold its 50% ownership of Capsnap Europe Packaging GmbH for 445 Euros. The Company also entered into a continuing distribution and licensing agreements.
     On December 28, 2007 the Company purchased 1,875 Class A Units of Leonard S. Slaughter and Associates, LLC, a distributor for the Company, for $250.

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
     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re—evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write—off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.2 million and $1.1 million as of November 30, 2007 and August 31, 2007, respectively.
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
     Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first—in, first—out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.2 million and $1.6 million as of November 30, 2007 and August 31, 2007, respectively.
     Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. Based on the Company’s review of impairment for fiscal 2007, the management of the company determined that the fixed assets of PTI were impaired as a result of deteriorating operating performance. For fiscal 2007 the Company recorded an impairment loss of $1.6 million. No significant impairment loss was recognized during the three months ended November 30, 2007 and 2006, respectively.
     Impairment of goodwill and non amortizing assets. At August 31, 2007, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States — Closures and Corporate, Canada, Mexico and the United Kingdom. Based on our reviews, we did not record an impairment loss for fiscal 2007. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired.

     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We have provided valuation allowances of $30.1 million and $29.4 million against net deferred tax assets as of November 30, 2007 and August 31, 2007, respectively. For additional information regarding the change in the valuation allowance, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
Results of operations
Three months ended November 30, 2007 compared to the three months ended November 30, 2006
     Sales. Sales increased $5.2 million to $72.6 million for the first quarter of fiscal 2008 compared to $67.4 million for the first quarter of fiscal 2007. Sales at our China operations increased $2.2 million primarily due to increased sales volume of cosmetics products and push pull closures. Sales at our Canada operations increased $1.2 million primarily due to higher bottle and closure volume and foreign exchange rate. Sales at PTI increased $0.4 million due to a favorable change in product mix and higher jar volume. Sales in US Closures increased $2.0 million due primarily to higher 38mm, 5 gallon and fitment closure volume. United Kingdom sales increased $0.2 million due to a favorable change in product mix. Offsetting these increases were decreased sales at our Mexico operations of $0.3 million due to an unfavorable change in product mix due to the decrease in sales volume of 5 gallon closures. Czech sales decreased $0.7 million due to a decrease in cosmetic closure sales resulting from a reduction in volume from one of our largest customers. US Closure and Canada also experienced higher sales dollars due to increased resin related average selling price.
     Gross profit. Gross profit decreased $1.1 million to $9.2 million for the first quarter of fiscal 2008 compared to $10.3 million for the first quarter of fiscal 2007. The decrease in gross profit was due primarily to the lower gross profits at US Closures of $0.7 million resulting from higher resin costs and increased freight, utilities and repair and maintenance costs. Also contributing to lower gross margins was increased resin costs in Mexico coupled with higher labor and utility costs. Czech gross margin was lower by $0.3 million due to a decrease in cosmetic closure sales volume. The increase in resin at our United Kingdom facility lowered gross margin slightly for that segment. Partially offsetting these lower margins were increased margins in China due to higher sales volume. Canada gross margin also increased quarter over quarter mainly due to increased sales volume. As a percentage of sales, gross profit decreased to 12.7% for the first quarter of fiscal 2008 from 15.2% for the same quarter of fiscal 2007.

     For the three months ended November 30, 2007, direct materials, labor and overhead costs represented 50.1%, 15.5% and 21.6% of sales, respectively, compared to 48.9%, 15.1% and 20.7%, respectively, for the three months ended November 30, 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.3 million to $6.0 million for the first quarter of fiscal 2008 compared to $5.7 million for the first quarter of fiscal 2007. Selling costs remained consistent quarter over quarter. General and administrative costs increased $0.3 million due to higher inflationary salary expense and increased bonus and consulting expense. Selling, general and administrative expenses remained relatively stable as a percentage of sales at 8.2% for the first quarter of fiscal 2008 as compared to 8.5% for the same quarter of fiscal 2007.
     Research and development expenses. Research and development expenses increased $0.1 million to $1.1 million for the first quarter of fiscal 2008 compared to $1.0 million for the first quarter of fiscal 2007. The increase is due primarily to additional resources relating to new product development initiatives.
     (Loss)/gain from sale of property, plant and equipment. For the first quarter ended November 30, 2007, there was a loss on sale of equipment of $48,000. For the first quarter ended November 30, 2006 there was minimal activity resulting in a small gain.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology, licenses, tradenames, covenants not-to-compete and customer relationships) decreased to $0.1 million for the first quarter of fiscal 2008 compared to $0.2 million reported for the first quarter of fiscal 2007.
     Restructuring costs. Restructuring charges decreased to $10,000 for the first quarter of fiscal 2008 compared to $0.1 million for the first quarter of fiscal 2007. Fiscal year 2007 restructuring charges for the first quarter relate primarily to the Company’s PTI divisions. These restructuring charges related to the elimination of certain personnel in the PTI US plants and relate primarily to employee severance.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations decreased $1.3 million to $2.0 million for the first quarter of fiscal 2008 compared to income from operations of $3.3 million for the first quarter of fiscal 2007. Income from operations decreased as a percentage of sales to 2.6% in the first quarter of fiscal 2008 compared to 4.8% in the same period of fiscal 2007.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.2 million to $4.6 million for the first quarter of fiscal 2008 compared to $4.4 million for the first quarter of fiscal 2007. The increase is due to a higher outstanding balance on our senior secured credit facility.
     Amortization of debt issuance costs remained constant at $0.4 million for the three months ended November 30, 2007 and 2006. The amortization of debt issuance cost is consistent between periods due to the Company incurring minimal additional cost related to issuance cost.
     We recognized a gain of $1.8 million on foreign exchange transactions for the first quarter of fiscal 2008 compared to a gain of $0.1 million for the first quarter of fiscal 2007. The gain on foreign exchange transactions for the three months ended November 30, 2007 was due primarily to the Canadian dollar performing stronger against the U.S. dollar. In general the gain is due to the weak performance of the US dollar. The gain in foreign exchange transactions for the three months ended November 30, 2006 was due primarily to the United Kingdom pound sterling and the Canadian dollar performing stronger against the U.S. dollar.
     Income tax expense. The income tax expense for the first quarter of fiscal 2008 was $1.3 million on loss before income taxes of $1.3 million, compared to $0.7 million on loss before income taxes of $1.4 million for the first quarter of fiscal 2007. The income tax expense for first quarter is a result of income generated primarily in Canada, UK and China. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $2.6 million for the first quarter of fiscal 2008 compared to a net loss of $2.1 million for the first quarter of fiscal 2007. This increase was due primarily to the decrease in gross margins for the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At November 30, 2007, we had cash and cash equivalents, including restricted cash, of $3.6 million, an increase of $0.3 million from August 31, 2007.
     Operating activities. Cash provided by operations totaled $0.9 million for the three months ended November 30, 2007, which represented a $2.0 million decrease from the $2.9 million provided by operations for the three months ended November 30, 2006. The decrease in cash provided by operations is due to a reduction in cash provided by accounts receivables and an increase in inventory. Partially offsetting these reductions was a decrease in cash used for payables. Working capital (current assets less current liabilities) increased by $0.8 million to $34.2 million as of November 30, 2007, compared to $33.4 million as of August 31, 2007.
     Investing activities. Cash used in investing activities consist primarily of additions to property, plant and equipment, which totaled $4.0 million for the three months, ended November 30, 2007, this represented a $0.7 million increase from the $3.3 million cash from investing activities for the three months ended November 30, 2006. We are projecting to spend approximately $16.5 million for additions to property, plant and equipment for the fiscal year ended August 31, 2008.
     Financing activities. At November 30, 2007, we had total indebtedness of $222.8 million, $180.0 million of which was attributable to the Senior Notes. The remaining indebtedness of $42.8 million was attributable to our senior secured credit facility.
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

     Concurrently with the offering of the Senior Notes, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) we are required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) we no longer are required to maintain a borrowing availability amount; and (d) the amount we can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The June 29 Amendment allows a maximum of $7.0 million to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50.0 million to $60.0 million with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13.5 million to $16.5 million. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At November 30, 2007, the Bank Prime Loan rate and LIBOR Loan rate were 7.50% and 4.53%, respectively. At November 30, 2007, we had $15.4 million available for borrowings under our credit facility under the borrowing base formula described above.
     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. We were in compliance with these covenants at November 30, 2007 and believe that we will remain in compliance with the covenants throughout fiscal 2008. However, adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lenders, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Our senior secured credit agreement is due on January 23, 2009. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
     We believe that our existing financial resources, together with our current and anticipated results of operations, will be adequate to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but, for the reasons stated above, we cannot assure you that this will be the case. In this respect, we note that competitive pressures and costs of raw materials have not been favorable. We expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through the remainder of fiscal 2008 or beyond.
Contractual obligations
     The following sets forth our contractual obligations as of November 30, 2007:

	Payments Due by Period
		Less than 1		3 — 5	More than 5
	Total	Year	1 — 3 Years	Years	Years
Contractual obligations:	(dollars in thousands)

Long-term debt, including current portion:

Senior Notes (1)	$243,113	$14,850	$29,700	$198,563	$—

Revolver (2)	$47,327	$3,221	$44,106	$—	$—

Operating Lease Obligations (3)	$36,757	$4,052	$9,705	$7,985	$15,015

Blackhawk Settlement	$750	$750	$—	$—	$—

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1st and August 1st of each year. Interest began accruing January 23, 2004 and the first interest payment was made August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. On October 19, 2006 the Company amended its senior revolving credit facility, this amendment increased the maximum loan limit under the credit facility from $50.0 million to $60.0 million with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2007 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2008 are estimated to be $5.5 million.
Related party transactions
     We engage in certain related party transactions throughout the course of our business. Related party sales of $1.4 million and $1.1 million for the three months ended November 30, 2007 and 2006, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2007.
Recent accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of fiscal 2008.
     We have reviewed the impact of FIN 48 on our condensed consolidated financial statements and have determined we do not have material uncertain tax positions or unrecognized tax benefits and there is no material impact on our financial position, results of operations or cash flows. The Company’s FIN 48 evaluation was performed for the tax years 2003 through 2006, which are the years that remain subject to federal and state examinations as of September 1, 2007.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) SFAS No. 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141R.
     In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates, foreign currency exchange rate, credit risk and resin prices. We do not use derivative financial instruments for speculative or trading purposes. There have been no material changes in market risk related to changes in interest rates from that which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.
Interest rate sensitivity
     We are exposed to market risk from changes in interest rates on long—term debt obligations. We manage such risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk.
Exchange rate sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month—end exchange rates. Income and expense items are translated at average exchange rates for the relevant periods. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended November 30, 2007, we incurred a gain of $1.8 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer, Saputo, accounted for approximately 11% and 10% of sales for the three months ended November 30, 2007 and 2006 respectively, and 7% of accounts receivable as of November 30, 2007.

Resin price sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal year 2007 the price of resin continued to fluctuate substantially in both a favorable and unfavorable manner. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during the first quarter of fiscal 2008 have materially and adversely affected our gross margins and operating results for that period. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a—15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended November 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as the Company was implementing FIN 48 for the first quarter of fiscal 2008 ended November 30, 2007, the Company’s management evaluated a potential income tax matter arising under its senior secured credit facility that had been entered into by the Company and its subsidiaries. The Company evaluated whether under Section 956 of the Internal Revenue Code, pledging assets of its foreign subsidiaries for the Company’s domestic borrowings from August 31, 2000 through August 31, 2007 could result in U.S. taxable income. As a result of this review, management of the Company determined that U.S. taxable income from August 31, 2000 through August 31, 2007 was understated by $37,352. The Company plans to make the necessary corrections when filing their August 31, 2007 U.S. tax return. Such corrections will not result in any additional tax due because each affected year had available other losses to reduce the aggregate taxable income to below zero. In footnote 12 of the Company’s financial statements included in its 2007 10-K filed with the SEC, the Company had disclosed that it had approximately $83,432 in net operating loss carry forwards and a full valuation allowance. As a result of the Section 956 taxable income, the Company’s revised net operating loss carry forward at August 31, 2007 is approximately $46,080 and at November 30, 2007 is approximately $48,770. However, these reductions were fully offset by reduction in the recorded valuation allowance and, as such, no resulting income statement or balance sheet adjustments are required. The Company will amend its historical disclosure of net operation loss carry forwards and valuation allowance in its future filings. The valuation allowance disclosures in the previous paragraph have been resolved for this matter.
     Management considered this tax error in its assessment of internal control over financial reporting relating to our accounting for income taxes and determined that the error indicates a significant deficiency in its internal control over financial reporting related to the accounting for income taxes. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls over financial reporting that is important enough to merit attention by management. Specifically, the Company did not have sufficient knowledge of international tax laws applicable in the Company’s circumstances, to properly account for U.S. income tax ramifications related to foreign operations. The Company is taking steps to remediate this control deficiency for future reporting periods including having additional discussions with its third party tax consultant that assists the Company in accounting for complex issues relating international tax laws. The Company expects to have this control deficiency remediated by the end of fiscal 2008.
Limitations on effectiveness of controls and procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Portola have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision—making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost—effective control system, misstatements due to error or fraud may occur and not be detected.

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
     On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4.0 million on June 30, 2006, $0.5 million per quarter for four quarters thereafter and $0.25 million for the following four quarters. The Company has made all required payments under the settlement agreement to date and has adequate cash flow from operations and availability under its lines of credit to make the remaining payments.
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
     As of November 30, 2007, our total indebtedness was approximately $222.8 million, $180.0 million of this amount represented the 8 1/4 Senior Notes due 2012, $42.8 million represented funds drawn down under our senior secured credit facility. Our senior secured credit agreement is due on January 23, 2009. Moreover, as of November 30, 2007 we have a total shareholders’ deficit of $98.4 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our 8 1/4 Senior Notes. Among other things, our level of indebtedness may:
•	limit our ability to obtain additional financing for working capital, capital expenditures, and general corporate purposes;

•	require us to dedicate all or a substantial portion of our cash flow to service our debt, which will reduce funds available for other business purposes, such as capital expenditures;

•	limit our flexibility in planning for or reacting to changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors with less indebtedness;

•	render us more vulnerable to general adverse economic and industry conditions; and

•	make it more difficult for us to satisfy our financial obligations.
     Nonetheless, we and our subsidiaries may still be able to incur more debt. The terms of our senior secured credit facility and the indenture governing our 8 1/4 Senior Notes permit additional borrowings and such borrowings may be secured debt.

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
     Our 8 1/4 Senior Notes are not secured by any of our assets. The indenture governing the Senior Notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the Senior Notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of Senior Notes and other claims on us with respect to any of our other assets. In either event, because the Senior Notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the Senior Notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the Senior Notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 16 of our Notes to Consolidated Financial Statements of our Annual Report Form 10-K for the fiscal year ended August 31, 2007 for additional information regarding our restricted and unrestricted subsidiaries.
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
Risks related to our business
We have completed the integration of PTI with the beverage product elements of our Company, and we have not realized the anticipated benefits of this acquisition.
     The integration of PTI with our other operations has been completed. Nonetheless, we have not realized the expected operating efficiencies, growth opportunities and other benefits of the transaction. Our management was not initially experienced in the sales and marketing of CFT products and we depend significantly on the sales and marketing capabilities of inherited PTI management.
We may be subject to pricing pressures and credit risks due to consolidation in our customers’ industries, and we do not have long—term contracts with most of our customers.
     The dairy, bottled water and fruit juice industries, which constitute our largest customer base from a revenue perspective, have experienced consolidations through mergers and acquisitions in recent years, and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the business of customers that represent an increasingly large portion of our sales or any deterioration of their financial condition. During fiscal 2007 our top ten customers accounted for approximately 43% of our sales. Consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2005, fiscal 2006 and fiscal 2007 have materially and adversely affected our gross margins and operating results for those periods. During fiscal year 2008 resin prices have significantly affected our gross margin and operating results in an unfavorable manner. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass—through of the decrease, and we cannot assure you that we would be able to maintain our gross margins.
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
     At November 30, 2007, we had cash and cash equivalents, including restricted cash, of $3.6 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our Senior Notes and the remaining $0.75 million payments for the Blackhawk Molding Company Inc. litigation settlement. In addition, our senior secured credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
The integration of future acquisitions may result in substantial costs, delays and other problems.
     We may not be able to successfully integrate future acquisitions, if any, without substantial costs, delays or other problems. Future acquisitions would require us to expend substantial managerial, operating, financial and other resources to integrate any new businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs would likely include non—recurring acquisition costs, investment banking fees, recognition of transaction—related obligations, plant closing and similar costs and various other acquisition—related costs. In addition, each transaction inherently carries an unavoidable level of risk regarding the actual condition of the acquired business, regardless of the investigation we may conduct beforehand. Until we assume operating control of such businesses, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities. If and when we acquire a business, we would likely be subject to risks including:
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

     We are involved in litigation from time to time in the course of our business to protect and enforce our intellectual property rights, and third parties from time to time initiate litigation against us asserting that our business infringes or violates their intellectual property rights. We cannot assure you that our intellectual property rights have the value that we believe them to have or that our products will not be found to infringe upon the intellectual rights of others. Further, we cannot assure you that we will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on our business. For example, on May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4.0 million on June 30, 2006, $0.5 million per quarter for four quarters thereafter and $0.25 million for the following four quarters. The Company has adequate cash flow from operations and availability under its lines of credit to make the remaining payments. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business and results of operations regardless of its outcome.
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
     Jack L. Watts (a member of our Board of Directors), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8 1/4% Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a affiliate of J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC, may not in all cases be aligned with the interests of our other security holders. We currently have three independent directors (as defined under the rules of the NASDAQ Stock Market) on our Board of Directors. Our Board of Directors and Compensation Committee have not met, including at such times when they have considered issues of importance to us, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange (“NYSE”); however, the Audit Committee does meet such independence requirements, but only has two members rather than the three that would be required by NASDAQ and the NYSE.. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 14 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

PORTOLA PACKAGING, INC. (Registrant)
Date: January 18, 2008	/s/ Michael T. Morefield
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