Form 10-Q
period 2008-02-29
PORTOLA PACKAGING INC
filed 2008-04-14
CIK 788983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑.
12,014,770 shares of Registrant’s $.001 par value common stock, consisting of 2,134,992 shares of non—voting Class A Common Stock and 9,879,778 shares in the aggregate of voting Class B Common Stock, Series 1 and 2 combined, were outstanding at April 14, 2008

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
Trademark acknowledgments:
     Portola Packaging®, Cap Snap, Portola Tech International and the Portola logo are our trademarks used in this Quarterly Report on Form 10—Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 29,	August 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $100	$3,678	$3,297
Accounts receivable, net of allowance for doubtful accounts of $1,249 and $1,074, respectively	34,078	33,559
Inventories, net (Note 7)	27,165	26,671
Other current assets	6,340	5,520

Total current assets	71,261	69,047

Property, plant and equipment, net (Note 8)	73,641	71,723
Goodwill (Note 9)	10,569	10,215
Debt issuance costs, net (Note 9)	4,630	5,415
Patents, net (Note 9)	986	1,052
Covenants not-to-compete and other intangible assets, net (Note 9)	1,644	1,477
Other assets, net	1,541	2,541

Total assets	$164,272	$161,470

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 10)	$52,462	$—
Accounts payable	18,296	21,188
Accrued liabilities	9,156	9,930
Accrued compensation	3,354	3,224
Accrued interest	1,238	1,238

Total current liabilities	84,506	35,580

Long-term debt, less current portion (Note 10)	180,000	219,590
Deferred income taxes	1,605	1,533
Other long-term obligations	1,495	1,442

Total liabilities	267,606	258,145

Commitments and contingencies (Note 11)
Shareholders’ deficit:
Class A convertible Common Stock of $.001 par value:
Authorized: 5,203 shares; Issued and outstanding: 2,135 shares	2	2
Class B, Series 1, Common Stock of $.001 par value:
Authorized: 17,715 shares; Issued and outstanding: 8,709 shares	9	9
Class B, Series 2, convertible Common Stock of $.001 par value:
Authorized: 2,571 shares; Issued and outstanding: 1,170 shares	1	1
Additional paid-in capital	6,655	6,632
Accumulated other comprehensive loss	1,759	784
Accumulated deficit	(111,760)	(104,103)

Total shareholders’ deficit	(103,334)	(96,675)

Total liabilities and shareholders’ deficit	$164,272	$161,470

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Sales	$66,582	$63,659	$139,180	$131,063
Cost of sales	59,585	54,270	122,963	111,399

Gross profit	6,997	9,389	16,217	19,664

Selling, general and administrative	6,243	5,885	12,222	11,604
Research and development	1,154	869	2,230	1,896
Gain from sale of property, plant and equipment	(222)	(21)	(174)	(23)
Amortization of intangibles (Note 9)	164	156	301	329
Restructuring costs (Note 6)	20	113	30	201

	7,359	7,002	14,609	14,007

(Loss) income from operations	(362)	2,387	1,608	5,657

Other (income) expense:
Interest income	(14)	(11)	(28)	(44)
Interest expense	4,653	4,430	9,286	8,871
Amortization of debt financing costs (Note 9)	418	418	836	831
Foreign currency transaction (gain) loss, net	(462)	283	(2,230)	179
Loss on investment	512	—	512	—
Other expense, net	64	569	59	492

	5,171	5,689	8,435	10,329

Loss before income taxes	(5,533)	(3,302)	(6,827)	(4,672)
Income tax (benefit) expense (Note 13)	(468)	24	830	723

Net loss	(5,065)	(3,326)	(7,657)	(5,395)
Other comprehensive income (loss) (Note 3)	101	(19)	975	(114)

Comprehensive loss	$(4,964)	$(3,345)	$(6,682)	$(5,509)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PORTOLA PACKAGING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	February 29,	February 28,
	2008	2007

Cash flows (used in) provided by operating activities:	$(3,863)	$2,753

Cash flows from investing activities:
Additions to property, plant and equipment	(8,938)	(7,975)
Proceeds from sale of property, plant and equipment	708	26
Other investing activities	(400)	(355)

Net cash used in investing activities	(8,630)	(8,304)

Cash flows from financing activities:
Borrowings under revolver	18,622	15,406
Repayments under revolver	(5,750)	(9,000)
Repayments on other long-term obligations	—	(88)
Other financing activities	(45)	(147)

Net cash provided by financing activities	12,827	6,171

Effect of exchange rate changes on cash	47	28

Increase in cash and cash equivalents	381	648

Cash and cash equivalents at beginning of period	3,197	2,549

Cash and cash equivalents at end of period	$3,578	$3,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,286	$8,871

Cash paid for income taxes	$1,167	$1,408

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share data and percentages)
1. Basis of presentation and accounting policies:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Portola Packaging, Inc. and its subsidiaries (the “Company” or “PPI”) without audit and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 previously filed with the Securities and Exchange Commission (“SEC”) on November 27, 2007 (the “Form 10-K”). The August 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results are subject to seasonal variations, and the results of operations for the three and six months ended February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2008.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. On November 16, 2007 the FASB partially delayed the implementation of SFAS No. 157. The delay pertains to non-financial assets and liabilities being disclosed at fair value, measuring of fair values of liabilities at exit prices and the applicability of disclosure requirements to retirement plan assets. The effective date of these items will be for financial statements issued subsequent to November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 157.
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
     In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for fiscal years beginning after November 15, 2008. The company is currently evaluating the requirements of SFAS No. 161.
3. Other comprehensive income (loss):
     Other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $101 and $(19) for the three months ended February 29, 2008 and February 28, 2007, respectively, and $975 and $(114) for the six months ended February 29, 2008 and February 28, 2007, respectively.
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
     The table below presents information about reported segments for the three- and six-month periods ended February 29, 2008 and February 28, 2007, respectively:

	For the Three		For the Six
	Months Ended		Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues:
United States — Closures & Corporate	$26,984	$25,947	$56,401	$53,356
United States — CFT	5,687	6,310	12,516	12,725
Canada	13,053	10,980	26,131	22,865
United Kingdom	8,716	8,899	18,477	18,454
Mexico	4,626	4,440	9,653	9,731
China	4,662	3,204	9,661	6,042
Other	2,854	3,879	6,341	7,890

Total consolidated	$66,582	$63,659	$139,180	$131,063

     Inter-segment revenues totaling $3,925 and $3,603 have been eliminated from the segment totals presented above for the three months ended February 29, 2008 and February 28, 2007, respectively and $7,971 and $7,040 for the six months ended February 29, 2008 and February 28, 2007, respectively.
     One Canadian customer, Saputo, accounted for approximately 12% and 10% of sales for the three months ended February 29, 2008 and February 28, 2007, respectively and 11% and 10% of sales for the six months ended February 29, 2008 and February 28, 2007, respectively. It also accounted for 8% and 7% of accounts receivable as of February 29, 2008 and August 31, 2007, respectively.

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
     The tables below present the detail of EBITDA by segment for the three and six months ended February 29, 2008 and February 28, 2007, respectively:

	United States	United
	— Closures &	States —		United
EBITDA	Corporate	CFT	Canada	Kingdom	Mexico	China	Other	Total

For the three months ended February 29, 2008	$168	$107	$1,801	$276	$612	$652	$(166)	$3,450

For the three months ended February 28, 2007	$3,746	$(138)	$1,682	$(649)	$32	$775	$55	$5,503

	United States	United
	— Closures &	States —		United
EBITDA	Corporate	CFT	Canada	Kingdom	Mexico	China	Other	Total

For the six months ended February 29, 2008	$3,101	$81	$4,229	$1,485	$979	$1,432	$(215)	$11,092

For the six months ended February 28, 2007	$7,607	$(288)	$3,351	$100	$495	$1,252	$211	$12,728

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The following table presents a reconciliation of EBITDA to net cash (used in) provided by operating activities for the six months ended February 29, 2008 and February 28, 2007:

	For the Six
	Months Ended
	February 29, 2008	February 28, 2007

EBITDA	$11,092	$12,728

Interest expense	(9,286)	(8,871)
Tax expense	(830)	(723)
Impairment of intangible assets	—	(211)
Deferred income taxes	72	313
Provision for doubtful accounts	161	(67)
Provision for restructuring	30	201
Loss on investment	512	—
Gain on property and equipment dispositions	(174)	(23)
Other	110	273
Changes in working capital items	(5,550)	(867)

Net cash (used in) provided by operating activities	$(3,863)	$2,753

6. Restructuring:
     The Company incurred restructuring costs of $20 and $30 for the three and six months ended February 29, 2008. The restructuring cost for the three months ended February 29, 2008 related primarily to elimination of certain positions in its corporate division. The restructuring cost for the six months ended February 29, 2008 related to our CFT operations and the elimination of certain positions in its corporate division.
     The Company incurred restructuring costs of $113 and $201 for the three and six months ended February 28, 2007. During the first six months of fiscal 2007, the Company incurred restructuring charges of $82 relating to employee severance costs due to the elimination of certain positions in its US Closure plants. The remaining $119 is due to employee severance costs in the Company’s United States — CFT segment.
     At February 29, 2008 and August 31, 2007, accrued restructuring costs related to employee severance and other amounted to $9 and $89, respectively. As of February 29, 2008, approximately $110 has been paid from the restructuring reserve for the employee severance costs. Management anticipates that the accrual balance will be paid within the next twelve months.

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     The following table represents the activity in the restructuring reserve by segment for the six months ended February 29, 2008:

	August 31,			February 29,
	2007	Provision	Cost Paid	2008

United States — Closures & Corporate	$35	$18	$(44)	$9
United States — CFT	54	12	(66)	—

Total	$89	$30	$(110)	$9

7. Inventories:
     As of February 29, 2008 and August 31, 2007, inventories consisted of the following:

	February 29,	August 31,
	2008	2007

Raw materials	$14,582	$14,484
Work in process	1,887	2,131
Finished goods	11,915	11,653

Total inventory	28,384	28,268
Less: inventory reserves	(1,219)	(1,597)

Inventory, net	$27,165	$26,671

8. Property, plant and equipment:
     On December 19, 2007, the Company completed the sale of land it owned in Louny, Czech Republic for proceeds of $627, which resulted in a gain on sale of $212. The Company had sales of other assets that resulted in a loss of $38 for the six months ended February 29, 2008 on proceeds of $81. The Company had proceeds of $26 on the sale of other assets that resulted in a gain of $23 for the six months ended February 28, 2007.
Capital lease obligations:
     The Company acquired certain machinery and office equipment under noncancelable capital leases. Property, plant and equipment include the following items held under capital lease obligations:

	February 29,	August 31,
	2008	2007
Equipment	$1,152	$1,152
Less accumulated depreciation	(835)	(779)

	$317	$373

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
9. Goodwill and intangible assets:
          The following table represents the activity in goodwill by segment for the six months ended February 29, 2008:

	August 31,		Foreign Currency	February 29,
	2007	Impairment	Translation	2008

United States — Closures	$5,918	$—	$—	$5,918
Canada	4,212	—	354	4,566
Other	85	—	—	85

Total Consolidated	$10,215	$—	$354	$10,569

     Effective September 1, 2001, the Company adopted SFAS No. 142 for existing goodwill and other identifiable assets and performs its annual test at August 31st each year. The Company uses a two step approach when testing for impairment based on the EBITDA methodology. The Company will perform the calculation by using actual EBITDA and the plan EBITDA for the next fiscal year. Based on these two calculations the Company will review to determine if the assets are impaired. The Company measures goodwill by operating unit and reviews for impairment by utilizing the EBITDA multiplier methodology for United States — Closures, Canada and Other. In management’s judgment, no events transpired during the first six months of fiscal 2008 that would have required management to review goodwill for impairment as of February 29, 2008.
     The change in the gross carrying amounts for Canada from August 31, 2007 to February 29, 2008 was due to the effects of foreign currency translation.
     The components of the Company’s intangible assets are as follows:

	February 29, 2008		August 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Patents	$9,688	$(8,702)	$9,688	$(8,636)
Debt issuance costs	12,194	(7,564)	12,100	(6,685)
Customer relationships	2,600	(2,600)	2,600	(2,600)
Covenants not-to-compete	1,217	(659)	817	(522)
Technology	400	(400)	400	(400)
Other	2,000	(914)	1,995	(813)

Total amortizable intangible assets	28,099	(20,839)	27,600	(19,656)

Non-amortizable intangible assets:
Trademarks	5,000	(5,000)	5,000	(5,000)

Total intangible assets	$33,099	$(25,839)	$32,600	$(24,656)

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     Gross carrying amounts and accumulated amortization may fluctuate between periods due to the effects of foreign currency translation. In addition, amortization expense for the net carrying amount of intangible assets, including debt issuance costs, for the six months ended February 29, 2008 and February 28, 2007 was $1,137 and $1,160, respectively. Amortization expense is estimated to be $1,227 for the remaining six months of fiscal 2008, $1,823 in fiscal 2009, $1,487 in fiscal 2010, $1,431 in fiscal 2011, $671 in fiscal 2012 and $621 in the remaining years thereafter.
10. Debt:
Long term debt consists of the following:

	February 29,	August 31,
	2008	2007
Senior notes	$180,000	$180,000
Senior revolving credit facility	52,462	39,590

	232,462	219,590
Less: Current portion of long-term debt	(52,462)	—

	$180,000	$219,590

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
Senior revolving credit facility:
     Concurrently with the offering of the Senior Notes on January 23, 2004, the Company entered into an amended and restated five-year senior revolving credit facility of up to $50,000, maturing on January 23, 2009. The Company entered into an amendment to this senior secured credit facility on May 21, 2004, a limited waiver and second amendment to this senior secured credit facility on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit facility contains covenants and provisions that restrict, among other things, the Company’s ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
on its property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) the Company is required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17,500; (c) the Company no longer is required to maintain a borrowing availability amount; and (d) the amount the Company can invest in certain specified subsidiaries was increased from $6,700 to $8,500. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2008 and beyond. The June 29 Amendment allows a maximum of $7,000 to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50,000 to $60,000 with the amount in excess of $50,000 being based on the Company’s working capital/fixed asset borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13,500 to $16,500. The Company believes that it will attain its projected results and that it will be in compliance with the covenants throughout fiscal 2008 and beyond. An unused fee is payable on the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at the Company’s election, either the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At February 29, 2008, the Bank Prime Loan rate and the LIBOR Loan rate were 6.00% and 2.81%, respectively. At February 29, 2008, the Company had approximately $3,535 available for borrowing under the credit facility under the borrowing base formula described above.
Aggregate maturities of long-term debt:
     The aggregate maturities of long-term debt for the remaining six months of fiscal 2008 and the next four years and thereafter based on amounts outstanding at February 29, 2008 were as follows:

Six months ended August 31, 2008	$—
Year ended August 31, 2009	52,462
Year ended August 31, 2010	—
Year ended August 31, 2011	—
Year ended August 31, 2012	180,000
Thereafter	—

$232,462

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
11. Commitments and contingencies:
Legal:
     On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4,000 on June 30, 2006, $500 per quarter for four quarters thereafter and $250 for the following four quarters. Of the settlement amount, $1,500 was expensed in the period ending February 28, 2006 and the remainder was expensed on the settlement date. The Company has made these payments through March 31, 2008 and has adequate cash flow from operations and availability under its lines of credit to make the final payment due June 30, 2008.
     In the normal course of business, except for the Blackhawk litigation mentioned above, the Company is subject to various legal proceedings and claims. Based on the facts currently available, management believes that the ultimate amount of liability from these pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Commitments and Contingencies:
     The Company leases certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021 and with various terms. Most of these agreements require the Company to pay an initial base rent for a certain period of time, with escalation based on a fixed amount or a percentage tied to an economic index. The Company calculates its lease obligation, including the escalation, and recognizes the rent expense on a straight-line basis over the lease term. Under the terms of the facilities’ leases, the Company is responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Rent expense for the three month periods ended February 29, 2008 and February 28, 2007 was $1,509 and $1,351, respectively, and $2,951and $2,721 for the six months ended February 29, 2008 and February 28, 2007, respectively.
     The future minimum rental commitments under agreements with terms in excess of twelve months were as follows:

Six months ending August 31, 2008	$2,889
Fiscal year ending August 31, 2009	5,396
Fiscal year ending August 31, 2010	5,161
Fiscal year ending August 31, 2011	4,661
Fiscal year ending August 31, 2012	4,199
Thereafter	16,665

$38,971

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
12. Supplemental condensed consolidated financial statements:
     On January 23, 2004, the Company completed the offering of $180,000 in aggregate principal amount of 8 1/4% Senior Notes due 2012. The majority of the net proceeds of such offering were used to redeem all of the previously outstanding $110,000 in aggregate principal amount of 10 3/4% Senior Notes. In the fourth quarter of fiscal 2004, the Company exchanged the outstanding Senior Notes for registered exchange notes having substantially the same terms. The exchange notes have the following guarantors, all of which are 100% owned subsidiaries of the Company and have provided guarantees that are full and unconditional and for which they are jointly and severally liable: Allied Tool; Portola Limited; Portola Packaging, Inc. Mexico, S.A. de C.V.; Portola Packaging Canada Ltd.; Portola Packaging Limited; and Portola Tech International (“PTI”). The tables below set forth financial information of the guarantors and non-guarantors at February 29, 2008 and August 31, 2007 and for the three- and six-months ended February 29, 2008 and February 28, 2007.
Supplemental Condensed Consolidated Balance Sheet
February 29, 2008

			Combined
		Combined Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$696	$1,718	$1,264	$—	$3,678
Accounts receivable, net	11,278	18,128	10,415	(5,743)	34,078
Inventories, net	10,995	12,849	3,321	—	27,165
Other current assets	1,098	1,415	3,827	—	6,340

Total current assets	24,067	34,110	18,827	(5,743)	71,261
Property, plant and equipment, net	40,722	27,631	5,304	(16)	73,641
Goodwill	5,917	4,652	—	—	10,569
Debt issuance costs, net	4,630	—	—	—	4,630
Investment in subsidiaries	11,302	12,312	—	—	23,614
Common stock of subsidiaries	(14,167)	(18,988)	(3,353)	12,900	(23,608)
Other assets	3,979	89	97	—	4,165

Total assets	$76,450	$59,806	$20,875	$7,141	$164,272

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long term debt	$52,462	$—	$—	$—	$52,462
Accounts payable	6,395	11,292	6,352	(5,743)	18,296
Intercompany (receivable) payable	(72,930)	67,660	4,854	416	—
Other current liabilities	10,030	1,101	2,617	—	13,748

Total current liabilities	(4,043)	80,053	13,823	(5,327)	84,506
Long-term debt, less current portion	180,000	—	—	—	180,000
Other long-term obligations	3,827	234	(961)	—	3,100

Total liabilities	179,784	80,287	12,862	(5,327)	267,606

Other equity (deficit)	8,426	2,827	(451)	(2,376)	8,426
Accumulated equity (deficit)	(111,760)	(23,308)	8,464	14,844	(111,760)

Total shareholders’ equity (deficit)	(103,334)	(20,481)	8,013	12,468	(103,334)

Total liabilities and shareholders’ equity (deficit)	$76,450	$59,806	$20,875	$7,141	$164,272

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Balance Sheet
August 31, 2007

			Combined
		Combined Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$987	$1,796	$514	$—	$3,297
Accounts receivable, net	12,605	17,603	10,185	(6,834)	33,559
Inventories, net	10,041	14,107	2,523	—	26,671
Other current assets	1,721	1,087	2,712	—	5,520

Total current assets	25,354	34,593	15,934	(6,834)	69,047
Property, plant and equipment, net	39,426	27,780	4,533	(16)	71,723
Goodwill	5,917	4,298	—	—	10,215
Debt issuance costs, net	5,415	—	—	—	5,415
Investment in subsidiaries	11,351	13,317	897	26	25,591
Common stock of subsidiaries	(16,554)	(18,988)	(4,318)	15,287	(24,573)
Other assets	3,928	49	75	—	4,052

Total assets	$74,837	$61,049	$17,121	$8,463	$161,470

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,040	$13,512	$5,470	$(6,834)	$21,188
Intercompany (receivable) payable	(71,487)	63,600	7,854	33	—
Other current liabilities	10,808	1,442	1,746	396	14,392

Total current liabilities	(51,639)	78,554	15,070	(6,405)	35,580
Long-term debt, less current portion	219,590	—	—	—	219,590
Other long-term obligations	3,561	319	(905)	—	2,975

Total liabilities	171,512	78,873	14,165	(6,405)	258,145

Other equity (deficit)	7,428	1,594	(893)	(701)	7,428
Accumulated equity (deficit)	(104,103)	(19,418)	3,849	15,569	(104,103)

Total shareholders’ equity (deficit)	(96,675)	(17,824)	2,956	14,868	(96,675)

Total liabilities and shareholders’ equity (deficit)	$74,837	$61,049	$17,121	$8,463	$161,470

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Three-Months Ended
February 29, 2008

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$30,250	$32,186	$8,071	$(3,925)	$66,582
Cost of sales	26,399	29,751	7,287	(3,852)	59,585

Gross profit	3,851	2,435	784	(73)	6,997

Selling, general and administrative	4,265	1,418	633	(73)	6,243
Research and development	885	269	—	—	1,154
Gain on sale of property, plant and equipment	(10)	—	(212)	—	(222)
Amortization of intangibles	163	1	—	—	164
Restructuring costs	20	—	—	—	20

(Loss) income from operations	(1,472)	747	363	—	(362)

Interest income	—	(9)	(5)	—	(14)
Interest expense	4,611	42	—	—	4,653
Amortization of debt financing costs	418	—	—	—	418
Foreign currency transaction loss (gain)	627	(1,101)	12	—	(462)
Intercompany interest (income) expense	(1,307)	1,127	160	20	—
Other (income) expense, including (income) expense from equity investments, net	(839)	2,383	(66)	(902)	576

(Loss) income before income taxes	(4,982)	(1,695)	262	882	(5,533)

Income tax expense (benefit)	83	(721)	170	—	(468)

Net (loss) income	$(5,065)	$(974)	$92	$882	$(5,065)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share and per share data and percentages)
Supplemental Condensed Consolidated Statements of Operations
For the Six-Months Ended
February 29, 2008

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$63,191	$67,248	$16,712	$(7,971)	$139,180
Cost of sales	54,280	61,846	14,640	(7,803)	122,963

Gross profit	8,911	5,402	2,072	(168)	16,217

Selling, general and administrative	8,189	2,861	1,340	(168)	12,222
Research and development	1,650	580	—	—	2,230
(Gain) loss on sale of property, plant and equipment	(10)	48	(212)	—	(174)
Amortization of intangibles	299	2	—	—	301
Restructuring costs	18	12	—	—	30

(Loss) income from operations	(1,235)	1,899	944	—	1,608

Interest income	—	(20)	(8)	—	(28)
Interest expense	9,198	88	—	—	9,286
Amortization of debt financing costs	836	—	—	—	836
Foreign currency transaction loss (gain)	132	(2,368)	6	—	(2,230)
Intercompany interest (income) expense	(2,658)	2,263	372	23	—
Other (income) expense, including (income) expense from equity investments, net	(1,251)	2,388	(66)	(500)	571

(Loss) income before income taxes	(7,492)	(452)	640	477	(6,827)

Income tax expense	165	389	276	—	830

Net (loss) income	$(7,657)	$(841)	$364	$477	$(7,657)

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

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Six-Months Ended
February 29, 2008

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(7,479)	$2,485	$1,131	$—	$(3,863)

Additions to property, plant and equipment	(5,298)	(2,554)	(1,086)	—	(8,938)
Proceeds from the sale of property, plant and equipment	59	22	627	—	708
Increase in other assets, net	(400)	—	—	—	(400)

Net cash used in investing activities	(5,639)	(2,532)	(459)	—	(8,630)

Borrowings under revolver	18,622	—	—	—	18,622
Repayments under revolver	(5,750)	—	—	—	(5,750)
Payment of debt issuance costs	(50)	—	—	—	(50)
Other	5	—	—	—	5

Net cash provided by financing activities	12,827	—	—	—	12,827

Effect of exchange rate changes on cash	—	(31)	78	—	47

(Decrease) increase in cash	(291)	(78)	750	—	381

Cash and cash equivalents at beginning of period	887	1,796	514	—	3,197

Cash and cash equivalents at end of period	$596	$1,718	$1,264	$—	$3,578

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
Supplemental Condensed Consolidated Statements of Cash Flows
For the Six-Months Ended
February 28, 2007

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow (used in) provided by operations	$(367)	$2,217	$903	$—	$2,753

Additions to property, plant and equipment	(5,440)	(1,952)	(583)	—	(7,975)
Proceeds from the sale of property, plant and equipment	10	10	6	—	26
(Increase) decrease in other assets, net	(445)	129	(39)	—	(355)

Net cash used in investing activities	(5,875)	(1,813)	(616)	—	(8,304)

Borrowings under revolver	15,406	—	—	—	15,406
Repayments under revolver	(9,000)	—	—	—	(9,000)
Repayments on other long-term obligations	(1)	—	(87)	—	(88)
Payment of debt issuance costs	(175)	—	—	—	(175)
Other	(101)	(64)	193	—	28

Net cash provided by (used in) financing activities	6,129	(64)	106	—	6,171

Effect of exchange rate changes on cash	—	11	17	—	28

(Decrease) increase in cash	(113)	351	410	—	648

Cash and cash equivalents at beginning of period	727	1,270	552	—	2,549

Cash and cash equivalents at end of period	$614	$1,621	$962	$—	$3,197

13. Income taxes:
     Income tax (benefit) expense for the three and six months ended February 29, 2008 and February 28, 2007 consisted of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	(361)	(72)	758	516

	(361)	(72)	758	516

Deferred	(107)	96	72	207

	$(468)	$24	$830	$723

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
     Income tax (benefit) expense reported in the accompanying Unaudited Condensed Consolidated Statements of Operations is primarily the result of taxable earnings generated in the Company’s Canada and China operations. The effective tax rate differs from the statutory tax rate primarily as a result of the benefit of taxable losses being offset by increases in the valuation allowance. The Company has provided valuation allowances of $31,926 and $29,446 against deferred tax assets as of February 29, 2008 and August 31, 2007, respectively, to reduce net deferred tax assets to the amounts expected to be realized. The increase in the valuation allowances is primarily related to increases in net operating losses in certain of the Company’s taxable jurisdictions.
     As the Company was implementing FIN 48 for the first quarter of fiscal 2008 ended November 30, 2007, the Company’s management evaluated a potential income tax matter arising under its senior secured credit facility that had been entered into by the Company and its subsidiaries. The Company evaluated whether under Section 956 of the Internal Revenue Code, pledging assets of its foreign subsidiaries for the Company’s domestic borrowings from August 31, 2000 through August 31, 2007 could result in U.S. taxable income. As a result of this review, management of the Company determined that U.S. taxable income from August 31, 2000 through August 31, 2007 was understated by $37,852. The Company plans to make the necessary corrections when filing their August 31, 2007 U.S. tax return. Such corrections will not result in any additional tax due because each affected year had available other losses to reduce the aggregate taxable income to below zero. In footnote 12 of the Company’s financial statements included in its 2007 10-K filed with the SEC, the Company had disclosed that it had approximately $83,432 in net operating loss carry forwards and a full valuation allowance. As a result of the Section 956 taxable income, the Company’s revised net operating loss carry forward at August 31, 2007 is approximately $46,080 and at February 29, 2008 is approximately $54,864. However, these reductions were fully offset by reduction in the recorded valuation allowance and, as such, no resulting income statement or balance sheet adjustments are required. The Company will amend its historical disclosure of net operation loss carry forwards and valuation allowance in its future filings. The valuation allowance disclosures in the previous paragraph have been resolved for this matter.
14. Related party transactions:
     The Company engages in certain related party transactions throughout the course of its business. Related party sales of $258 and $1,274 for the three months ended February 29, 2008 and February 28, 2007, respectively, and $1,651 and $2,370 for the six months ended February 29, 2008 and February 28, 2007, respectively, consisted primarily of closures produced by the Company’s U.K. operations that were sold to the Company’s joint venture, CSE. On December 19, 2007 the Company sold its 50% ownership of Capsnap Europe Packaging GmbH for 445 Euros. The Company also entered into a continuing distribution and licensing agreement. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 14 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
15. Subsequent Events:
     On March 5, 2008 Portola Packaging, Inc. announced the appointment of John G. LaBahn as its Senior Vice President and Chief Financial Officer. Mr. LaBahn will have global responsibility for Portola’s finance and IT functions. Mr. LaBahn has over 25 years of experience and most

Portola Packaging, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except share data and percentages)
recently served as the Senior Vice President and Chief Financial Officer of Chemcentral Corporation.
     On April 14, 2008 Portola Packaging, Inc. entered into a $15,000 term loan secured by a second lien on certain of its assets including the stock and assets of subsidiaries. The term loan bears interest at 12% per year, paid quarterly, with the full principal payment due in August, 2011. The Company amended and restated the senior revolving credit facility with a maximum loan amount of $60,000 expiring on April 15, 2011. Interest on the revolving credit facility will be the LIBOR Loan rate plus 4%, paid quarterly.

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
     Allowance for doubtful accounts. We provide credit to our customers in the normal course of business, perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re—evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write—off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations. The allowance for doubtful accounts totaled approximately $1.2 million and $1.1 million as of February 29, 2008 and August 31, 2007, respectively.
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
     Inventory valuation. Cap and bottle related inventories are stated at the lower of cost (first—in, first—out method) or market and equipment related inventories are stated at the lower of cost (average cost method) or market. We record reserves against the value of inventory based upon ongoing changes in technology and customer needs. These reserves are estimates, which could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. The inventory reserve accounts totaled approximately $1.2 million and $1.6 million as of February 29, 2008 and August 31, 2007, respectively.
     Impairment of assets. We periodically evaluate our property, plant and equipment, and other intangible assets for potential impairment. Management’s judgment regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause management to conclude that impairment indicators exist and that property, plant and equipment and other intangible assets may be impaired. Any resulting impairment loss could have a material adverse impact on our results of operations and financial condition. Based on the Company’s review of impairment for fiscal 2007 management of the Company determined that the fixed assets of PTI were impaired as a result of deteriorating operating performance. For fiscal 2007 the Company recorded an impairment loss of $1.6 million. No significant impairment loss was recognized during the three and six months ended February 29, 2008 and February 28, 2007, respectively.
     Impairment of goodwill and non amortizing assets. At August 31, 2007, we measured goodwill by operating unit and reviewed for impairment by utilizing the EBITDA multiplier methodology for United States — Closures and Corporate, Canada, Mexico and the United Kingdom. Based on our reviews, we did not record an impairment loss for fiscal 2007. The impairment test for the non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the trademark and tradename was measured using the relief-from-royalty method. The Company tests these assets annually as of August 31st or more frequently if events or changes in circumstances indicate that the assets might be impaired.
     Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the unaudited condensed consolidated statement of operations. Management’s judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Although realization is not assured, management believes that the deferred tax assets will be realized before expiration through the recognition of future taxable income, except where a valuation allowance has been provided. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved. We have provided valuation allowances of $31.9 million and $29.4 million against net deferred tax assets as of February 29, 2008 and August 31, 2007, respectively. For additional information regarding the change in valuation allowance, see Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Results of operations
Three months ended February 29, 2008 compared to the three months ended February 28, 2007
     Sales. Sales increased $2.9 million to $66.6 million for the second quarter of fiscal 2008 compared to $63.7 million for the second quarter of fiscal 2007. Sales at our China operations increased $1.5 million primarily due to increased volume in 5 gallon, push-pull and cosmetic closures. Sales at our Canada operations increased $2.1 million primarily due to passing higher resin cost to customers, increased pricing and additional bottle sales. Sales at our Mexico operations increased $0.2 million due to an increase in sales volume mainly in 38mm closures. Sales in US Closures increased $1.0 million due primarily to passing higher resin costs to customers and a slight volume increase in 38mm closures. Offsetting these decreases were decreased sales at PTI of $0.6 million due to decreased cosmetic closure sales partially offset by higher jar sales volume. Sales at our Czech operations decreased $0.5 million due to decreased volume related to cosmetic products. Sales at our Equipment and Tooling division decreased $0.5 million due to decreased volume. United Kingdom sales decreased $0.2 million due to lower pricing.
     Gross profit. Gross profit decreased $2.4 million to $7.0 million for the second quarter of fiscal 2008 compared to $9.4 million for the second quarter of fiscal 2007. US Closures gross profit decreased $2.3 million primarily due to an increase in resin costs of $1.2 million not yet passed onto customers and higher freight, utilities and employee cost compared to the second quarter of fiscal 2007. Gross profit in our Czech operations decreased $0.3 million due to declining cosmetic volume. These decreases were offset by an increase in gross profit at our Canada facility due primarily to increased bottle volume and higher pricing offset in part by a loss of $0.8 million in higher resin costs not yet passed onto customers. Mexico gross margin increased due to higher sales volume. The increase in gross profit at our UK facility was primarily due to a decrease in repair and maintenance, utility and employee costs. As a percentage of sales, gross profit decreased to 10.5% for the second quarter of fiscal 2008 as compared to 14.7% for the second quarter of fiscal 2007.
     For the three months ended February 29, 2008, direct materials, labor and overhead costs represented 51.4%, 16.1% and 21.9% of sales, respectively, compared to 47.7%, 15.8% and 21.8%, respectively, for the three months ended February 28, 2007. Direct material costs increased by $3.9 million for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 due primarily to an increase in resin costs of $2.1 million which were not yet passed onto customers.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.3 million to $6.2 million for the second quarter of fiscal 2008 compared to $5.9 million for the second quarter of fiscal 2007. Selling costs increased $0.3 million due to higher employee costs, commissions, royalties, trade show and advertising expense. General and administrative costs remained relatively the same compared to the prior year. Selling, general and administrative expenses increased as a percentage of sales to 9.4% for the second quarter of fiscal 2008 from 9.2% for the same quarter of fiscal 2007.
     Research and development expenses. Research and development expenses increased $0.3 million to $1.2 million for the second quarter of fiscal 2008 compared to $0.9 million for the second quarter of fiscal 2007. The increase is due primarily to higher prototype, patent and additional resources related to new product development initiatives.
     Gain from sale of property, plant and equipment. For the second quarter ended February 29, 2008 we recognized a gain of $0.2 million on the sale of land in Louny, Czech Republic compared to a gain of $21,000 in the second quarter of fiscal 2007.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology, licenses, tradenames, covenants not-to-compete and customer relationships) remained constant at approximately $0.2 million for the second quarter of fiscal 2008 compared to $0.2 million for the second quarter of fiscal 2007.
     Restructuring costs. Restructuring charges decreased to $20,000 for the second quarter of fiscal 2008 compared to $0.1 million for the second quarter of fiscal 2007. Restructuring charges for the second quarter relate primarily to the Company’s Corporate division. These restructuring charges related to the elimination of certain personnel in the Corporate division and these costs relate primarily to employee severance.
     Income (loss) from operations. Reflecting the effect of the factors summarized above, income from operations decreased $2.7 million to a loss of $(0.4) million for the second quarter of fiscal 2008 compared to income from operations of $2.4 million for the second quarter of fiscal 2007. The (loss) income from operations as a percentage of sales was (0.5)% in the second quarter of fiscal 2008 compared to 3.7% in the same period of fiscal 2007.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.3 million to $4.7 million for the second quarter of fiscal 2008 compared to $4.4 million for the second quarter of fiscal 2007. The increase is due to a higher outstanding balance on our senior secured credit facility.
     Amortization of debt issuance costs remained constant at $0.4 million for the three months ended February 29, 2008 and February 28, 2007. The amortization of debt issuance cost is consistent between periods due to the Company incurring minimal additional cost related to issuance cost.
     We recognized a gain of $0.5 million on foreign exchange transactions for the second quarter of fiscal 2008 compared to a loss of $0.3 million for the second quarter of fiscal 2007. The gain on foreign exchange transactions for the three months ended February 29, 2008 was due primarily to the weakening of the US dollar against most foreign currency. The loss on foreign exchange transactions for the three months ended February 28, 2007 was due primarily to the US dollar performing stronger against the Canadian dollar.
     Income tax expense. The income tax benefit for the second quarter of fiscal 2008 was $0.5 million on loss before income taxes of $5.5 million, compared to $24,000 on loss before income taxes of $3.3 million for the second quarter of fiscal 2007. The income tax benefit for second quarter is a result of the tax benefit generated in the UK as a result of the sale of Cap Snap Europe being partially offset by the expense generated on the income in Canada, China and New Zealand. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $5.1 million for the second quarter of fiscal 2008 compared to a net loss of $3.3 million for the second quarter of fiscal 2007. This increase in net loss was due primarily to a decrease in gross profit during the second quarter of fiscal 2008.
Six months ended February 29, 2008 compared to the six months ended February 28, 2007
     Sales. Sales increased $8.1 million to $139.2 million for the six months ended February 29, 2008 compared to $131.1 million for the six months ended February 28, 2007. Sales at our China operations increased $3.6 million primarily due to increased cosmetic, push-pull, 5 gallon and 38mm product sales. Sales at our Canada operations increased $3.3 million primarily due to a favorable product mix due to higher sales of bottles and fitment closures and increased average selling prices resulting from higher resin costs. US Closures sales increased by $3.0 million due primarily to higher 38mm and 5 gallon closure sales volume and an increase in our average selling price. Offsetting these increases were decreased sales at PTI of $0.2 million due to decreased cosmetic closure volume partially offset by higher jar volume. Sales at our Czech operations decreased $1.2 million due primarily to decreased cosmetic jar and closure sales. Sales at our Mexico operations decreased $0.1 million due primarily to lower pricing.
     Gross profit. Gross profit decreased $3.5 million to $16.2 million for the six months ended February 29, 2008 compared to $19.7 million for the six months ended February 28, 2007. The decrease in gross profit was due to higher material costs, primarily resin not passed onto customers, increased labor and overhead costs. US Closures decrease in gross profit of $3.9 million was due to increased resin costs of $1.4 million, higher labor, freight, utility and repair and maintenance costs. Czech decreased gross profit of $0.6 million was due to a decrease in cosmetic sales. These decreases were offset by an increase in Canada of $0.8 million due to increased bottle and fitment closure sales offset in part by $1.0 million of higher resin costs not passed onto the customers. In addition, China increase in gross profit of $0.3 million was due to an increased sales volume. As a percentage of sales, gross profit decreased to 11.6% for the six months ended February 29, 2008 from 15.0% for the same period of fiscal 2007.
     For the six months ended February 29, 2008, direct materials, labor and overhead costs represented 50.8%, 15.8% and 21.8% of sales, respectively, compared to 48.3%, 15.4% and 21.2%, respectively, for the six months ended February 28, 2007. Direct material costs increased by $7.3 million for the six months ended February 29, 2008 compared to the six months ended February 28, 2007 due primarily to increased resin costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million to $12.2 million for the six months ended February 29, 2008 compared to $11.6 million for the six months ended February 28, 2007. US Closures increased by $0.4 million due to higher employee, trade show, royalty and commission expenses. Corporate increased by $0.3 million due primarily to consulting expense. China increased $0.2 million due to travel cost and market development expense. Partially offsetting these increases was a decrease of $0.2 million for PTI due to a decrease in employee cost and advertising expense and lower Corporate bonus expense. Selling, general and administrative expenses decreased as a percentage of sales to 8.8% for the six months ended February 29, 2008 from 8.9% for the same period of fiscal 2007.
     Research and development expenses. Research and development expenses increased $0.3 million to $2.2 million for the six months ended February 29, 2008 compared to $1.9 million for the six months ended February 28, 2007. The increase in expenses was primarily due to higher prototype, patent and additional resources related to new product development initiatives.
     Gain from sale of property, plant and equipment. For the six months ended February 29, 2008 we recognized a gain of $0.2 million on the sale of land in Louny, Czech Republic compared to a gain of $23,000 for the six months ended February 28, 2007.
     Amortization of intangibles. Amortization of intangibles (consisting primarily of amortization of patents, technology, licenses, tradenames, covenants not-to-compete and customer relationships) remained relatively constant at approximately $0.3 million for the six months ended February 29, 2008 compared to $0.3 million for the six months ended February 28, 2007.
     Restructuring costs. Restructuring charges decreased $0.2 million to $30,000 for the six months ended February 29, 2008 compared to $0.2 million for the six months ended February 28, 2007. Fiscal 2008 restructuring charges related primarily to the Company’s and PTI and Corporate divisions. Fiscal 2007 restructuring charges related primarily to the Company’s US Closures and PTI divisions.
     Income from operations. Reflecting the effect of the factors summarized above, income from operations decreased $4.1 million to $1.6 million for the six months ended February 29, 2008 compared to $5.7 million for the six months ended February 28, 2007. Income from operations decreased as a percentage of sales to 1.2% in the six months ended February 29, 2008 compared to 4.3% in the same period of fiscal 2007.
     Other (income) expense. Other (income) expense includes interest income, interest expense, amortization of debt financing costs, foreign currency transactions, minority interest expense, equity (income) loss of unconsolidated affiliates and other expense, net.
     Interest expense increased $0.4 million to $9.3 million for the six months ended February 29, 2008 compared to $8.9 million for the six months ended February 28, 2007. The increase is due to an increase in the amount outstanding on the senior secured credit facility as compared to February 28, 2007.
     Amortization of debt issuance costs remained constant at $0.8 million for the six months ended February 29, 2008 and February 28, 2007. The amortization of debt issuance cost remained constant due to the Company not incurring any additional costs and the current costs being amortized on the straight line method over the life of the loan.

     We recognized a gain of $2.2 million on foreign exchange transactions for the six months ended February 29, 2008 compared to a loss of $0.2 million for the six months ended February 28, 2007. The gain on foreign exchange transactions for the six months ended February 29, 2008 was due primarily to the US dollar weakening against most foreign currency. The loss on foreign exchange transactions for the six months ended February 28, 2007 was due primarily to the U.S. dollar performing stronger against the Canadian dollar.
     Income tax expense. The income tax expense for the six months ended February 29, 2008 was $0.8 million on loss before income taxes of $6.8 million, compared to $0.7 million on loss before income taxes of $4.7 million for the six months ended February 28, 2007. Tax expense for the six months ended February 29, 2008 is due primarily to our Canada and China operations, which had net income for the six months ended February 29, 2008. Our effective tax rate differs from the U.S. statutory rate principally due to providing a valuation allowance against net deferred tax assets in our domestic jurisdictions as well as our China, Mexico and Czech operations.
     Net loss. Net loss was $7.7 million for the six months ended February 29, 2008 compared to a net loss of $5.4 million for the six months ended February 28, 2007. This increase was due primarily to the decrease in gross margins for the six months ended February 29, 2008 compared to the six months ended February 28, 2007.
Liquidity and capital resources
     In recent years, we have relied primarily upon cash from operations and borrowings to finance our operations and fund capital expenditures and acquisitions. At February 29, 2008, we had cash and cash equivalents, including restricted cash, of $3.7 million, an increase of $0.4 million from August 31, 2007.
     Operating activities. Cash used in operations totaled $3.9 million for the six months ended February 29, 2008, which represented a $6.7 million decrease from the $2.8 million provided by operations for the six months ended February 28, 2007. Cash used for operations is due to decreases in accounts payable and increases in accounts receivable as compared to the previous period. These were partially offset by less cash being used for inventory compared to the prior period and a reduction in accrued liabilities. Working capital (current assets less current liabilities) decreased by $46.7 million to $(13.3) million as of February 29, 2008, compared to $33.4 million as of August 31, 2007 due to the reclassification of our senior secured debt in the amount of $52.5 million to short term.
     Investing activities. Cash used in investing activities totaled $8.6 million for the six months ended February 29, 2008 compared to $8.3 million for the six months ended February 28, 2007. For the six months ended February 29, 2008, cash used in investing activities was primarily due to additions to property, plant and equipment. This was offset partially by proceeds received for the sale of land in the Czech Republic. We are projecting to spend approximately $17.0 million for additions to property, plant and equipment for the fiscal year ended August 31, 2008.
     Financing activities. At February 29, 2008, we had total indebtedness of $232.5 million, $180.0 million of which was attributable to the 8 1/4% Senior Notes. The remaining indebtedness of $52.5 million was attributable to our senior secured credit facility. The increase in the senior secured credit facility from the prior quarter is due primarily to our interest payment for our 8 1/4 Senior Notes and capital expenditures.
     On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of 8 1/4% Senior Notes. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004, and the first interest payment was made on August 1, 2004. The indenture under which the senior notes were issued contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness or issue preferred stock, (ii) incur liens on our property, (iii) make investments, (iv) enter into guarantees and other contingent obligations, (v) merge or consolidate with or acquire another person or engage in other fundamental changes, (vi) engage in certain sales of assets and subsidiary stock, (vii) engage in certain transactions with affiliates, (viii) engage in sale/leaseback transactions, (ix) engage in any business other than a related business, (x) make restricted payments, and (xi) declare or pay dividends.
     Concurrently with the offering of the 8 1/4% Senior Notes, we amended our credit agreement by entering into an amended and restated five-year senior revolving credit agreement that provided a secured credit facility of up to $50.0 million, maturing on January 23, 2009. We entered into an amendment to this agreement on May 21, 2004, a limited waiver and second amendment to this credit agreement on November 24, 2004 (the “November 24 Amendment”), a fifth amendment to the senior secured credit facility on April 4, 2005 (the “April 4 Amendment”), a sixth amendment to the senior secured credit facility on May 2, 2005 (the “May 2 Amendment”), a seventh amendment to the senior secured credit facility on June 21, 2005 (the “June 21 Amendment”), an eighth amendment to the senior secured credit facility on June 29, 2006 (the “June 29 Amendment”) and a ninth amendment to the senior secured credit facility on October 19, 2006 (the “October 19 Amendment”). The amended and restated credit agreement contains covenants and provisions that restrict, among other things, our ability to: (i) redeem warrants and repurchase stock, except during the first year, (ii) incur additional indebtedness, (iii) incur liens on our property, (iv) make investments, (v) enter into guarantees and other contingent obligations, (vi) merge or consolidate with or acquire another person or engage in other fundamental changes, or in certain sales of assets, (vii) engage in certain transactions with affiliates, (viii) make restricted junior payments, and (ix) declare or pay dividends. The June 21 Amendment, which superseded the April 4 Amendment and the May 2 Amendment and their covenants, revised the credit agreement as follows: (a) the borrowing base calculation is based on the product of trailing 12 month restricted EBITDA and a leverage multiple of 2.5 less any outstanding senior indebtedness, which excludes senior indebtedness evidenced by the Senior Notes and any guaranties thereof and excluding any fees, liabilities or other obligations payable with respect to such senior indebtedness; (b) we are required to maintain EBITDA for any 12-month period ending on the last day of each fiscal month, commencing with the fiscal month ending May 31, 2005, of at least $17.5 million; (c) we no longer are required to maintain a borrowing availability amount; and (d) the amount we can invest in certain specified subsidiaries was increased from $6.7 million to $8.5 million. The June 21 Amendment also eliminated the fixed charge coverage and senior leverage ratios. The June 29 Amendment allows a maximum of $7.0 million to be added back to EBITDA for the Blackhawk Molding Company Inc. litigation settlement. The October 19 Amendment increased the maximum loan limit under the credit facility from $50.0 million to $60.0 million with the amount in excess of $50.0 million being based on the Company’s working capital/fixed asset borrowing base calculation. It also increased the amount of capital expenditures the Company is able to make each fiscal year from $13.5 million to $16.5 million. An unused fee is payable under the facility based on the total commitment amount less the average daily aggregate amount of outstanding liability, at the rate of 0.50% per annum. In addition, interest payable is based on, at our election, the Bank Prime Loan rate plus 1.50% or the LIBOR Loan rate plus 3.00% determined by a pricing table based on the outstanding credit facility balance. At February 29, 2008, the Bank Prime Loan rate and LIBOR Loan rate were 6.00% and 2.81%, respectively. At February 29, 2008, we had approximately $3.5 million available for borrowings under our credit facility under the borrowing base formula described above.
     Our senior secured credit agreement, as amended, and the indenture governing our Senior Notes contain a number of significant restrictions and covenants as discussed above. We were in compliance with these covenants at February 29, 2008, and believe that we will attain the projected results to ensure compliance with the covenants throughout fiscal 2008 and beyond. However, adverse changes in our operating results or other negative developments, such as significant increases in interest rates or in resin prices, severe shortages of resin supply or decreases in sales of our products could result in non-compliance with financial covenants in our senior secured credit agreement. If we violate these covenants and are unable to obtain waivers from our lenders, we would be in default under the indenture and our secured credit agreement, and our lenders could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay these debts or borrow sufficient funds to refinance them. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, liquidity, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
     We believe that our current cash balance, together with our current and anticipated results of operations, will provide adequate liquidity for the foreseeable future to service our secured and long-term debt, to meet our applicable debt covenants and to fund our other liquidity needs, but, for the reasons stated above, we cannot assure you that this will be the case. On April ___, 2008 the Company entered into a term loan and amended and restated its senior revolving credit facility. For additional information regarding these transactions see Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements. In this respect, we note that competitive pressures and costs of raw materials have not been favorable. We believe that historical negative trends have stabilized, and we expect favorable results from our continuing efforts at reducing costs and implementing manufacturing and organizational efficiencies, we cannot assure you that substantial improvements will occur through the remainder of fiscal 2008 or beyond.
Contractual obligations
     The following sets forth our contractual obligations as of February 29, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1 — 3 Years	3 — 5 Years	More than 5 Years
Contractual obligations:	(dollars in thousands)

Long-term debt, including current portion:

8 1/4% Senior Notes (1)	$239,400	$14,850	$29,700	$194,850	$—

Revolver (2)	$55,258	$55,258	$—	$—	$—

Operating lease obligations (3)	$38,971	$2,889	$10,557	$8,860	$16,665

(1)	On January 23, 2004, we completed an offering of $180.0 million in aggregate principal amount of Senior Notes that mature on February 1, 2012 and bear interest at 8 1/4% per annum. Interest payments of approximately $7.4 million are due semi-annually on February 1 and August 1 of each year. Interest began accruing January 23, 2004 and the first interest payment was made August 1, 2004. The indenture governing the Senior Notes contains certain restrictive covenants and provisions. The table above includes an estimate of interest to be paid over the life of the loan.

(2)	Concurrently with the offering of $180.0 million in aggregate principal amount of our 8 1/4% Senior Notes due 2012 on January 23, 2004, we entered into an amended and restated five-year senior revolving credit facility of up to $50.0 million. On October 19, 2006 the Company amended its senior revolving credit facility. This amendment increased the maximum loan limit under the credit facility from $50.0 million to $60.0 million with the amount in excess of $50.0 million being based on the Company’s working capital/fixed assets borrowing base calculation. The Company’s future compliance with the amended covenants is dependent upon the Company achieving its projected operating results in fiscal 2008 and beyond. If the Company does not achieve these projected results and all outstanding borrowings become immediately due and payable, the Company’s liquidity would be negatively affected. The table above includes an estimate of interest to be paid over the life of the loan.

(3)	We lease certain office, production and warehouse facilities under operating lease agreements expiring on various dates through 2021. Under the terms of the facilities’ leases, we are responsible for common area maintenance expenses, which include taxes, insurance, repairs and other operating costs. Base rent expense for fiscal 2008 are estimated to be $5.8 million.
Related party transactions
     We engage in certain related party transactions throughout the course of our business. Related party sales of $0.3 million and 1.3 million for each of the three months ended February 29, 2008 and February 28, 2007, respectively and $1.7 million and $2.4 million for the six months ended February 29, 2008 and February 28, 2007, respectively, consisted primarily of closures produced by our U.K. operations that were sold to our joint venture, CSE. On December 19, 2007 the Company sold its 50% ownership of Capsnap Europe Packaging GmbH for 0.4 million Euros. The Company also entered into a continuing distribution and licensing agreement. There have been no other significant additional related party transactions from those disclosed in “Item 13. — Certain Relationships and Related Transactions” and Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2007.
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
     In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for fiscal years beginning after November 15, 2008. The company is currently evaluating the requirements of SFAS No. 161.

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
Exchange rate sensitivity
     Our foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at month—end exchange rates. Income and expense items are translated at average exchange rates for the relevant periods. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and six months ended February 29, 2008, we incurred a gain of $0.5 million and gain of $2.2 million arising from foreign currency transactions. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
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
     Our products are principally sold to entities in the beverage, food and CFT industries in the United States, Canada, the United Kingdom, Mexico, China, Australia, New Zealand and throughout Europe. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. We maintain reserves for potential credit losses which, on a historical basis, have not been significant. One Canadian customer, Saputo, accounted for approximately 12% and 10% of sales for the three months ended February 29, 2008 and February 28, 2007 respectively, and 11% and 10% of sales for the six months ended February 29, 2008 and February 28, 2007, respectively and 8% of accounts receivable as of February 29, 2008.
Resin price sensitivity
     The majority of our products are molded from various plastic resins that comprise a significant portion of our cost of sales. These resins are subject to substantial price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. During fiscal 2007 the price of resin continued to fluctuate substantially in both a favorable and unfavorable manner. In the past, we generally have been able to pass on increases in resin prices directly to our customers after delays required in many cases because of governing contractual provisions. Significant increases in resin prices coupled with an inability to promptly pass such increases on to customers could have a material adverse impact on us. The significant resin price increases we experienced during the first and second quarters of fiscal 2008 have materially and adversely affected our gross margins and operating results for those periods. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a—15e of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Portola (including its consolidated subsidiaries) required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in internal control over financial reporting
     During the quarter ended February 29, 2008, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On May 31, 2006, the Company and Blackhawk Molding Co., Inc. (“Blackhawk”) settled a patent infringement claim by the Company agreeing to pay Blackhawk $4.0 million on June 30, 2006, $0.5 million per quarter for four quarters thereafter and $0.25 million for the following four quarters. The Company has made all required payments under the settlement agreement to date and has adequate cash flow from operations and availability under its lines of credit to make the final payment due June 30, 2008.
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
     As of February 29, 2008, our total indebtedness was approximately $232.5 million, $180.0 million of this amount represented the 8 1/4% Senior Notes due 2012, $52.5 million represented funds drawn down under our senior secured credit facility. Our senior secured credit agreement is due on January 23, 2009. Moreover, as of February 29, 2008 we have a total shareholders’ deficit of $103.3 million. Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations under our 8 1/4% Senior Notes. Among other things, our level of indebtedness may:
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
     If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various credit agreements, including the indenture governing our 8 1/4% Senior Notes.
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
     Our 8 1/4% Senior Notes are not secured by any of our assets. The indenture governing the 8 1/4% Senior Notes permits us to incur certain secured indebtedness, including indebtedness under our senior secured credit facility. If we become insolvent or are liquidated, or if payment under the credit facility or other secured indebtedness is accelerated, the lenders under the credit facility and the holders of any other secured indebtedness would be entitled to exercise the remedies available to them as secured creditors under applicable laws and pursuant to instruments governing such indebtedness. Accordingly, such secured indebtedness would have a prior claim on the collateral and would effectively be senior to the 8 1/4% Senior Notes to the extent that the value of such collateral is sufficient to satisfy the indebtedness secured thereby. To the extent that the value of such collateral is not sufficient to satisfy the secured indebtedness, amounts remaining outstanding on such indebtedness would be entitled to share with holders of 8 1/4% Senior Notes and other claims on us with respect to any of our other assets. In either event, because the 8 1/4% Senior Notes are not secured by any of our assets, it is possible that there will be insufficient assets remaining from which claims of the holders of the 8 1/4% Senior Notes could be satisfied. In addition, we cannot assure you that the guarantees from our subsidiary guarantors, or any guarantee delivered by a restricted subsidiary formed in the future, would not be subject to avoidance by another creditor as a fraudulent transfer or for other reasons. Our unrestricted subsidiaries do not guarantee our obligations under the 8 1/4% Senior Notes. Upon liquidation of any unrestricted subsidiary, such obligations would be effectively subordinated to claims of such subsidiary’s creditors upon its assets. It is likely that this will also be the case for other unrestricted subsidiaries that we may form in the future. See Note 16 of our Notes to Consolidated Financial Statements of our Annual Report Form 10-K for the fiscal year ended August 31, 2007 for additional information regarding our restricted and unrestricted subsidiaries.
We may be unable to purchase our 8 1/4% Senior Notes upon a change of control.
     Upon a change of control of Portola (as defined in the indenture governing our 8 1/4% Senior Notes), each holder of 8 1/4% Senior Notes will have certain rights to require us to repurchase all or a portion of such holder’s 8 1/4% Senior Notes. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the repurchase price for all 8 1/4% Senior Notes tendered by the holders thereof. In addition, a change of control would constitute a default under our senior secured credit facility and, since indebtedness under the credit facility effectively ranks senior in priority to indebtedness under the 8 1/4% Senior Notes, we would be obligated to repay indebtedness under the credit facility in advance of indebtedness under our 8 1/4% Senior Notes. Our repurchase of 8 1/4% Senior Notes as a result of the occurrence of a change of control may be prohibited or limited by, or create an event of default under, the terms of other agreements relating to borrowings that we may enter into from time to time, including agreements relating to secured indebtedness. Failure by us to make or consummate a change of control offer would constitute an immediate event of default under the indenture governing the 8 1/4% Senior Notes, thereby entitling the trustee or holders of at least 25% in principal amount of the then outstanding 8 1/4% Senior Notes to declare all of the 8 1/4% Senior Notes to be due and payable immediately; provided that so long as any indebtedness permitted to be incurred pursuant to the senior secured credit facility is outstanding, such acceleration shall not be effective until the earlier of (i) an acceleration of any such indebtedness under the credit facility or (ii) five business days after receipt by us of written notice of such acceleration. In the event all of the 8 1/4% Senior Notes are declared due and payable, our ability to repay the 8 1/4% Senior Notes would be subject to the limitations referred to above.
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
     Our products are molded from various plastic materials, primarily low density polyethylene (“LDPE”) resin. LDPE resin, which is a broadly traded commodity, accounts for a significant portion of our cost of sales for closures. Plastic resins, including LDPE, are subject to substantial price fluctuations resulting from increasingly chronic shortages in supply and frequent increases in the prices of natural gas, crude oil and other petrochemical products from which resins are produced, as well as other factors. These factors will likely continue to materially adversely affect the price and timely availability of these raw materials. We have contracts with our three principal resin suppliers that provide for the adjustment of prices payable by us depending on periodic increases or decreases in published indices of national resin bulk pricing. The effects of resin price increases on us to a certain extent lag the market. Unprecedented significant resin price increases experienced during fiscal 2005, fiscal 2006 and fiscal 2007 have materially and adversely affected our gross margins and operating results for those periods. Resin prices have continued to fluctuate during fiscal 2008 and have significantly affected our gross margin and operating results in an unfavorable manner. In the event that significant increases in resin prices continue in the future, we may not be able to pass such increases on to customers promptly in whole or in part. Such inability to pass on such increases, or delays in passing them on, would continue to have a material adverse effect on our sales and margins on a current or delayed basis. Most of our sales are either made to customers on a purchase order basis, which provide us with no assurance that we can pass on price increases to these customers, or pursuant to contracts that generally allow only quarterly price adjustments, which could delay our ability to pass on price increases to these customers, if at all. Moreover, even if the full amount of such price increases were passed on to customers, the increases would have the effect of reducing our gross margins. On the other hand, if resin prices decrease, customers typically would expect rapid pass—through of the decrease, which may have a negative impact on our gross margins.
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
     At February 29, 2008, we had cash and cash equivalents, including restricted cash, of $3.7 million. A significant portion of our cash and cash equivalents and cash from operations must be used to service our significant debt obligations, which includes $7.4 million in semi-annual interest payments with respect to our 8 1/4% Senior Notes and the remaining $0.5 million payments for the Blackhawk Molding Company Inc. litigation settlement. In addition, our senior secured credit facility and the indenture governing our 8 1/4% Senior Notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to incur further indebtedness or make capital expenditures. We would also likely encounter difficulties in raising capital through an equity offering, particularly as a company whose stock is not publicly traded. As a result of our current financial position, we may be limited in our ability to allocate equipment and other resources to meet emerging market and customer needs and from time to time are unable to take advantage of sales opportunities for new products. Similarly, we are sometimes unable to implement cost-reduction measures that might be possible if we were able to bring on line more efficient plant and equipment. These limitations in operating our business could adversely affect our operating results and growth prospects.
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
     Jack L. Watts (a member of our Board of Directors), and J.P. Morgan Partners 23A SBIC, LLC (an affiliate of J.P. Morgan Securities Inc., one of the initial purchasers of our 8 1/4% Senior Notes) own a majority of our common stock. Robert Egan, a member of our Board of Directors, is a affiliate of J.P. Morgan Partners, LLC and a Partner of J.P. Morgan Entertainment Partners, LLC, each of which is an affiliate of J.P. Morgan Partners 23A SBIC, LLC, may not in all cases be aligned with the interests of our security holders. We currently have three independent directors (as defined under the rules of the NASDAQ Stock Market) on our Board of Directors. Our Board of Directors and Compensation Committee have not met, including at such times when they have considered issues of importance to us, the standard “independence” requirements that would be applicable if our equity securities were traded on NASDAQ or the New York Stock Exchange (“NYSE”); however, the Audit Committee does meet such independence requirement, but only has two members rather than the three that would be required by NASDAQ and the NYSE. We have engaged in a number of related party transactions. For example, from 1999 through 2002, we engaged in several transactions with Sand Hill Systems, Inc., an entity in which Mr. Watts and other of our officers and directors had a financial interest. See “Item 13—Certain Relationships and Related Transactions” and Note 14 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

ITEM 6. EXHIBITS
     Exhibits

10.37	Employment Agreement with John G. LaBahn

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of John G. LaBahn, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and John G. LaBahn Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PACKAGING, INC. (Registrant)
Date: April 14, 2008	/s/ John G. LaBahn
John G. LaBahn
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.37	Employment Agreement with John G. LaBahn

31.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of John G. LaBahn, Chief Financial Officer of Portola Packaging, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Brian J. Bauerbach, Chief Executive Officer of Portola Packaging, Inc., and John G. LaBahn, Chief Financial Officer of Portola Packaging, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002